Form 10-Q
period 2019-12-31
Bill.com Holdings, Inc.
filed 2020-02-11
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39149

BILL.COM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2661725

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1810 Embarcadero Road, Palo Alto, CA	94303

(Address of principal executive offices)	(Zip Code)

(650) 621-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BILL	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2020, the registrant had 72,333,573 shares of common stock, $0.00001 par value per share, outstanding.

BILL.COM HOLDINGS, INC.

		Page
Special Note Regarding Forward-Looking Statements		1

Part 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended December 31, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
	Signatures	70

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses (including any components of the foregoing) and our ability to achieve, and maintain, future profitability;

•	our business plan and our ability to effectively manage our growth;
•	our market opportunity, including our total addressable market;
•	our international expansion plans and ability to expand internationally;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	beliefs and objectives for future operations;
•	our ability to further attract, retain, and expand our customer base;
•	our ability to develop new products and services and bring them to market in a timely manner;
•	the effects of seasonal trends on our results of operations;
•	our expectations concerning relationships with third parties, including strategic partners;
•	our ability to maintain, protect, and enhance our intellectual property;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	future acquisitions or investments in complementary companies, products, services, or technologies;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•	economic and industry trends, projected growth, or trend analysis;
•	our ability to attract and retain qualified employees;
•	the increased expenses associated with being a public company; and
•	the future market prices of our common stock.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our" and "Bill.com" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$314,894	$90,306
Short-term investments	68,135	71,969
Accounts receivable, net	4,791	4,398
Unbilled revenue	5,909	4,795
Prepaid expenses and other current assets	15,768	12,326
Funds held for customers	1,491,763	1,329,306
Total current assets	1,901,260	1,513,100
Property and equipment, net	7,511	6,557
Other assets	6,353	6,641
Total assets	$1,915,124	$1,526,298

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,018	$5,063
Accrued compensation and benefits	6,379	4,333
Other accrued and current liabilities	9,872	6,556
Redeemable convertible preferred stock warrant liabilities	—	688
Deferred revenue	4,274	3,469
Customer fund deposits	1,491,763	1,329,306
Total current liabilities	1,518,306	1,349,415
Deferred revenue, non-current	2,091	1,786
Other long-term liabilities	1,375	1,447
Total liabilities	1,521,772	1,352,648
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock: none authorized, issued and outstanding at December 31, 2019; 106,090 shares authorized, and 52,435 shares issued and outstanding at June 30, 2019	—	276,307
Stockholders' equity (deficit):
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 and 169,300 shares authorized; 72,267 and 8,154 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	2	1
Additional paid-in capital	524,260	14,672
Accumulated other comprehensive income	20	326
Accumulated deficit	(130,930)	(117,656)
Total stockholders' equity (deficit)	393,352	(102,657)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,915,124	$1,526,298

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Revenue
Subscription and transaction fees	$32,964	$20,444	$61,512	$38,614
Interest on funds held for customers	6,116	5,555	12,748	9,809
Total revenue	39,080	25,999	74,260	48,423
Cost of revenue	9,787	7,175	18,934	13,516
Gross profit	29,293	18,824	55,326	34,907
Operating expenses
Research and development	12,992	6,154	24,507	11,578
Sales and marketing	11,491	6,856	21,758	12,800
General and administrative	12,748	6,404	23,283	12,341
Total operating expenses	37,231	19,414	69,548	36,719
Loss from operations	(7,938)	(590)	(14,222)	(1,812)
Other income, net	360	686	999	1,003
(Loss) income before (benefit from) provision for income taxes	(7,578)	96	(13,223)	(809)
(Benefit from) provision for income taxes	—	(6)	51	(27)
Net (loss) income	$(7,578)	$102	$(13,274)	$(782)

Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(0.34)	$—	$(0.87)	$(0.10)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic and diluted	22,306	7,739	15,268	7,581

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Net (loss) income	$(7,578)	$102	$(13,274)	$(782)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments in available- for-sale securities, before tax	(108)	28	(306)	170
Income tax	—	(7)	—	(44)
Comprehensive (loss) income	$(7,686)	$123	$(13,580)	$(656)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands)

	Three months ended December 31, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance at September 30, 2019	52,435	$276,307	8,296	$1	$17,242	$128	$(123,352)	$(105,981)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Exercise of stock options	—	—	174	—	607	—	—	607
Exercise of stock warrants	—	—	65	—	144	—	—	144
Employee stock-based compensation	—	—	—	—	3,075	—	—	3,075
Other comprehensive loss, net of tax	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(7,578)	(7,578)
Balance at December 31, 2019	—	$—	72,267	$2	$524,260	$20	$(130,930)	$393,352

	Six months ended December 31, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance at June 30, 2019	52,435	$276,307	8,154	$1	$14,672	$326	$(117,656)	$(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	$(276,307)	52,435	1	276,306	$—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Exercise of stock options	—	—	316	—	901	—	—	901
Exercise of stock warrants	—	—	65	—	144	—	—	144
Employee stock-based compensation	—	—	—	—	5,351	—	—	5,351
Other comprehensive loss, net of tax	—	—	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	—	—	(13,274)	(13,274)
Balance at December 31, 2019	—	$—	72,267	$2	$524,260	$20	$(130,930)	$393,352

	Three months ended December 31, 2018
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	deficit
Balance at September 30, 2018	47,131	$191,147	7,645	$1	$9,731	$(72)	$(111,226)	$(101,566)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	4,214	67,101	—	—	—	—	—	—
Exercise of stock options	—	—	234	—	491	—	—	491
Employee stock-based compensation	—	—	—	—	594	—	—	594
Other comprehensive income, net of tax	—	—	—	—	—	21	—	21
Net income	—	—	—	—	—	—	102	102
Balance at December 31, 2018	51,345	$258,248	7,879	$1	$10,816	$(51)	$(111,124)	$(100,358)

	Six months ended December 31, 2018
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	deficit
Balance at June 30, 2018	47,131	$191,147	7,345	$1	$8,614	$(177)	$(110,342)	$(101,904)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	4,214	67,101	—	—	—	—	—	—
Exercise of stock options	—	—	534	—	949	—	—	949
Employee stock-based compensation	—	—	—	—	1,201	—	—	1,201
Issuance of stock warrants	—	—	—	—	52	—	—	52
Other comprehensive income, net of tax	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	(782)	(782)
Balance at December 31, 2018	51,345	$258,248	7,879	$1	$10,816	$(51)	$(111,124)	$(100,358)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,274)	$(782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,105	1,573
Stock-based compensation	5,351	1,201
Accretion of discount on investment in marketable debt securities	(2,346)	(461)
Revaluation of warrant liabilities and forfeiture of warrants	717	(305)
Issuance of warrants	—	52
Deferred income taxes	—	(44)
Changes in assets and liabilities:
Accounts receivable	(393)	(2,372)
Unbilled revenue	(1,114)	(883)
Prepaid expenses and other current assets	(1,608)	(2,996)
Other assets	(581)	(601)
Accounts payable	1,146	2,259
Accrued and other current liabilities	4,551	855
Other long-term liabilities	187	(109)
Deferred revenue	1,110	434
Net cash used in operating activities	(4,149)	(2,179)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of corporate and customer fund short-term investments	(414,648)	(415,326)
Proceeds from maturities of corporate and customer fund short-term investments	407,236	382,984
Proceeds from sale of corporate and customer fund short-term investments	22,725	29,162
Increase in restricted cash and cash equivalents and other receivables included in funds held for customers	(173,730)	(298,650)
Purchases of property and equipment	(2,972)	(1,571)
Capitalization of internal-use software costs	(340)	(833)
Decrease in restricted cash	550	—
Net cash used in investing activities	(161,179)	(304,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	226,565	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	69,801
Increase in customer fund deposits liability	162,457	297,813
Payments on bank borrowings	—	(417)
Proceeds from exercise of stock options	901	949
Proceeds from exercise of stock warrants	144	—
Payments of deferred debt issuance costs	(151)	—
Net cash provided by financing activities	389,916	368,146
NET INCREASE IN CASH AND CASH EQUIVALENTS	224,588	61,733
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,306	22,401
CASH AND CASH EQUIVALENTS, END OF PERIOD	$314,894	$84,134
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$146	$294
NONCASH FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$276,307	$—
Reclassification of redeemable convertible preferred stock warrant liabilities into additional paid-in capital upon initial public offering	$1,405	$—
Accrued offering costs	$1,084	$—
Accrued preferred stock issuance costs	$—	$2,700

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bill.com, Inc. (the Company), a Delaware company incorporated on April 7, 2006, is a provider of software-as-a-service, cloud-based payments products, which allow users to automate accounts payable and accounts receivable transactions and enable users to easily connect with their suppliers and/or customers to do business, manage cash flows and improve back office efficiency.

In November 2018, the Company consummated a reorganization by interposing a holding company between Bill.com, Inc. and its stockholders. To accomplish the reorganization, the Company formed BDC Payments Holdings, Inc. (BDC), which was incorporated in Delaware on August 2, 2018, and Bill.com, LLC (Merger Sub) as a wholly owned subsidiary of BDC. The Company merged Bill.com, Inc. and Merger Sub, with Bill.com, Inc. as the surviving entity, by issuing identical shares of stock of BDC to the stockholders of Bill.com, Inc. in exchange for their equity interest in Bill.com, Inc. After the merger, all of the stockholders of Bill.com, Inc. became 100% stockholders of BDC, and Bill.com, Inc. became a wholly owned subsidiary of BDC. Concurrent with the merger, Bill.com, Inc. (a C-corporation entity) was converted into a limited liability company and renamed into Bill.com, LLC, with BDC as the sole member.

The merger was considered a transaction between entities under common control. Accordingly, BDC recognized the assets and liabilities of Bill.com, Inc. at their carrying values and the accompanying condensed consolidated financial statements present comparative information for prior periods on a consolidated basis, as if both BDC and Bill.com, LLC (formerly Bill.com, Inc.) were under common control for all periods presented. On June 27, 2019, BDC changed its name to Bill.com Holdings, Inc.

Bill.com Holdings, Inc. and Bill.com, LLC are collectively referred to as the “Company” in the accompanying condensed consolidated financial statements after the reorganization.

On December 16, 2019, the Company closed its initial public offering (IPO), in which it issued 11,297,058 shares of common stock at a public offering price of $22.00 per share, which included 1,473,529 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The Company received $225.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. Upon the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock were converted into 52,434,505 shares of common stock. Additionally, the Company’s redeemable convertible preferred stock warrants were converted into common stock warrants and the associated redeemable convertible preferred stock warrant liabilities were re-measured to its fair value of $1.4 million and reclassified to additional paid-in capital.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on December 12, 2019 (Prospectus).

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company expects to use the extended transition period for any new or revised accounting standards during the period which the Company remains an emerging growth company.

Stock Split

On November 27, 2019, the Company filed an amendment to its amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s issued and outstanding redeemable convertible preferred stock, common stock and non-voting common stock on a 2-for-1 basis. The par value and authorized shares of the redeemable convertible preferred stock, common stock and non-voting common stock were not adjusted as a result of the reverse stock split. All references to the redeemable convertible preferred stock, common stock, non-voting common stock, options to purchase common stock, early exercised stock options, warrants to purchase redeemable convertible preferred stock, warrants to purchase common stock, per share amounts and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

Segment Reporting

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All long-lived assets are located in the United States and all revenue is generated in the United States.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including those related to fair value of common stock prior to the Company’s IPO and stock-based compensation, fair value of redeemable convertible preferred stock warrant liabilities up until the date of the Company’s IPO, useful lives of property and equipment, the attribution method used to recognize revenue on annual contracts, reserve for sales tax obligations, reserve for losses on funds held for customers, and income taxes. The Company evaluates these estimates and assumptions and adjusts those estimates and assumptions accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound and the Company has not experienced any losses. There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2019 and 2018.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements–Note 1. The Company and its Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in the Prospectus. There have been no significant changes to these policies as described in the Prospectus.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 as well as improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740. ASU 2019-12 is effective for nonpublic business entities in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is still evaluating the impact of this amendment on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires implementation costs incurred in a hosting arrangement that is a service contract to be capitalized and amortized over the term of the hosting arrangement. ASU 2018-15 is effective for nonpublic business entities in fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is still evaluating the impact of this amendment on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-15 removes, modifies and adds certain disclosure requirements under Topic 820, such as the removal of disclosure of valuation process for Level 3 fair value measurements and removal of disclosure of changes in unrealized gains and losses for recurring Level 3 fair value measurements. ASU 2018-13 is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact of this amendment on its consolidated financial statements.

In June 2018, the FASB Issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for nonpublic business entities in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is still evaluating the impact of this amendment on its consolidated financial statements.

In November 2016, the FASB issued Accounting ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Accordingly, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the total amounts shown on the statement of cash flows at the beginning and at the end of period. ASU 2016-18 is effective for nonpublic business entities in fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company plans to retrospectively adopt this ASU in its annual consolidated financial statements for the year ending June 30, 2020.  The adoption of this ASU will change the presentation and classification of corporate restricted cash and restricted cash and cash equivalents included in funds held for customers on its consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims, distributions received from equity method investees, beneficial interests in securitization transactions and the application of the predominance principle on separately identifiable cash flows. ASU 2016-15 is effective for nonpublic business entities in fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company plans to retrospectively adopt this ASU in its annual consolidated financial statements for the year ending June 30, 2020. The Company has not yet determined the impact the adoption of this ASU will have on its consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ASU 2016-02 is effective for nonpublic business entities in fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is still evaluating the impact of this amendment on its consolidated financial statements.

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and Deferred Costs

The Company generates revenue from two primary sources: (1) subscription and transaction fees and (2) interest on funds held for customers. The Company’s customers include small and midsize businesses (SMB), accounting firms and financial institutions. The Company’s subscription and transaction fees are disaggregated by customer category and consisted of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Small-to-midsize business and accounting firm customers	$30,263	$18,092	$56,433	$34,422
Financial institution customers	2,701	2,352	5,079	4,192
Total subscription and transaction fees	$32,964	$20,444	$61,512	$38,614

Remaining performance obligations with financial Institutions

As of December 31, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $46.2 million. Of this amount, the Company expects to recognize $8.1 million within one year and $38.1 million thereafter.

Deferred revenue

Subscription and transaction fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the condensed consolidated balance sheets. The current portion of the deferred revenue was $4.3 million and $3.5 million as of December 31, 2019 and June 30, 2019, respectively. The non-current portion of the deferred revenue was $2.1 million and $1.8 million as of December 31, 2019 and June 30, 2019, respectively. During the three and six months ended December 31, 2019, the Company recognized $1.3 million and $2.6 million, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2019. During the three and six months ended December 31, 2018, the Company recognized $0.8 million and $2.2 million, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2018.

Deferred costs

Deferred costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred service costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Sales commissions paid on renewals are not material and not commensurate with sales commissions paid on the initial contract. Deferred sales commissions are amortized ratably over four to six years, taking into consideration the initial contract term and expected renewal periods. Deferred service costs are amortized ratably over the estimated benefit period of the capitalized costs starting on the go-live date of the service. Deferred costs consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2019	2019
Deferred sales commissions:
Current	$2,151	$1,674
Non-current	3,877	3,069
Total deferred sales commissions	$6,028	$4,743
Deferred service costs:
Current	$683	$755
Non-current	1,920	2,173
Total deferred service costs	$2,603	$2,928

The current portion of deferred costs is included in prepaid expenses and other assets and the non-current portion is included in other assets in the accompanying condensed consolidated balance sheets.

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures and reports its cash equivalents, short-term investments, funds held for customers that are invested in money market funds and marketable debt securities, and redeemable convertible preferred stock warrant liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 —

Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 —

Unobservable inputs that are supported by little or no market activity for the related assets or liabilities and typically reflect management’s estimate of assumptions that market participants would use in pricing the assets or liabilities.

In determining fair value, the Company utilizes quoted market prices, or valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value.

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$136,873	$—	$—	$136,873
Corporate bonds	—	—	—	—
	136,873	—	—	136,873
Short-term investments:
U.S. treasury securities	42,686	—	—	42,686
Corporate bonds	—	17,382	—	17,382
Asset-backed securities	—	8,067	—	8,067
	42,686	25,449	—	68,135
Funds held for customers:
Restricted cash equivalents	405,186	72,428	—	477,614
Corporate bonds	—	303,773	—	303,773
Certificates of deposit	—	106,011	—	106,011
U.S. treasury securities	19,191	—	—	19,191
	424,377	482,212	—	906,589
Total assets measured at fair value	$603,936	$507,661	$—	$1,111,597

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$13,718	$—	$—	$13,718
Short-term investments:
U.S. treasury securities	64,758	—	—	64,758
Corporate bonds	—	4,787	—	4,787
Asset-backed securities	—	2,424	—	2,424
	64,758	7,211	—	71,969
Funds held for customers:
Restricted cash equivalents	424,219	—	—	424,219
Corporate bonds	—	302,070	—	302,070
Certificates of deposit	—	105,377	—	105,377
U.S. treasury securities	30,960	—	—	30,960
	455,179	407,447	—	862,626
Total assets measured at fair value	$533,655	$414,658	$—	$948,313
Liabilities
Redeemable convertible preferred stock warrant liabilities	$—	$—	$688	$688
Total liabilities measured at fair value	$—	$—	$688	$688

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

The fair values of the Company’s Level 1 instruments were derived from quoted market prices and active markets for these specific instruments.

The valuation techniques used to measure the fair values of Level 2 instruments were derived from non-binding market consensus prices that were corroborated with observable market data, quoted market prices for similar instruments, or pricing models.

The fair value measurement of the redeemable convertible preferred stock warrant liabilities as of June 30, 2019 was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company estimated the fair value of the liability using the Black-Scholes option-pricing model and any change in fair value is recognized as either gain or loss and included in other income, net in the accompanying condensed consolidated statements of operations.

Immediately upon the completion of the Company’s IPO, all warrants to purchase shares of redeemable convertible preferred stock were converted into warrants to purchase shares of common stock. As a result, the fair value of the redeemable convertible preferred stock warrant liabilities was reclassified to additional paid-in capital.

The table below sets forth a summary of the changes in the fair value of Level 3 financial liabilities as of and for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Fair value, beginning of period	$853	$652	$688	$663
Change in fair value	552	—	717	(11)
Reclassification to additional paid-in capital	(1,405)	—	(1,405)	—
Forfeiture of warrants	—	(294)	—	(294)
Fair value, end of period	$—	$358	$—	$358

The key inputs used in the Black-Scholes option-pricing model to measure the fair value of Level 3 financial liabilities as of June 30, 2019 were as follows:

Expected term (in years)	0.57
Expected volatility	51.0%
Risk-free interest rate	2.0%
Expected dividend yield	0%

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$42,648	$38	$—	$42,686
Corporate bonds	17,378	7	(3)	17,382
Asset-backed securities	8,069	1	(3)	8,067
	$68,095	$46	$(6)	$68,135

	June 30, 2019
	Amortized cost	Gross unrealized gains	Fair value
U.S. treasury securities	$64,683	$75	$64,758
Corporate bonds	4,787	—	4,787
Asset-backed securities	2,424	—	2,424
	$71,894	$75	$71,969

The amortized cost and fair value amounts include accrued interest receivable of $0.3 million and $0.2 million as of December 31, 2019 and June 30, 2019, respectively.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019 (in thousands):

	December 31, 2019
	Fair value	Unrealized Losses
Corporate bonds	$4,498	$(3)
Asset-backed securities	3,951	(3)
Total	$8,449	$(6)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three or six months ended December 31, 2019 and 2018.

NOTE 5 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2019	2019
Restricted cash and other receivables	$588,979	$470,971
Restricted cash equivalents	477,614	424,219
Corporate bonds	303,773	302,070
Certificates of deposit	106,011	105,377
U.S. treasury securities	19,191	30,960
Total funds held for customers	1,495,568	1,333,597
Less - income earned by the Company included in other current assets	(3,805)	(4,291)
Total funds held for customers, net of income earned by the Company	$1,491,763	$1,329,306

Income earned by the Company that is included in other current assets represents interest income, accretion of discount (offset by amortization of premium), and net unrealized gains on customer funds that were invested in money market funds and short-term marketable debt securities. Earnings from these investments are contractually earned by the Company and are expected to be transferred into the Company’s corporate deposit account upon sale or settlement of the associated investment.

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$303,652	$148	$(27)	$303,773
Certificates of deposit	105,977	36	(2)	106,011
U.S. treasury securities	19,185	7	(1)	19,191
Total	$428,814	$191	$(30)	$428,975

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$301,755	$327	$(12)	$302,070
Certificates of deposit	105,297	81	(1)	105,377
U.S. treasury securities	30,927	33	—	30,960
Total	$437,979	$441	$(13)	$438,407

The amortized cost and fair value amounts include accrued interest receivable of $2.3 million and $1.9 million and as of December 31, 2019 and June 30, 2019, respectively.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2019
	Fair value	Unrealized losses
Corporate bonds	$94,472	$(27)
Certificates of deposit	13,025	(2)
U.S. treasury securities	15,185	(1)
Total	$122,682	$(30)

	June 30, 2019
	Fair value	Unrealized losses
Corporate bonds	$46,065	$(12)
Certificates of deposit	12,027	(1)
Total	$58,092	$(13)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three or six months ended December 31, 2019 and 2018.

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS

Property and equipment – Property and equipment consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2019	2019
Computers, software and equipment	$10,758	$10,341
Capitalized software	3,727	3,387
Furniture and fixtures	3,097	1,859
Leasehold improvements	3,499	2,435
	21,081	18,022
Less: accumulated depreciation and amortization	(13,570)	(11,465)
Property and equipment, net	$7,511	$6,557

Depreciation and amortization expense was $1.1 million and $2.1 million during the three and six months ended December 31, 2019, respectively, and $0.8 million and $1.6 million, during the three and six months ended December 31, 2018, respectively.

Other accrued and current liabilities – Other accrued and current liabilities consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2019	2019
Accrued sales and use tax	$4,183	$2,881
Current portion of a long-term payable for a purchase of software	518	512
Deferred rent and lease incentives	338	494
Non-sufficient funds reserve	310	147
Accrued license fees	295	131
Other	4,228	2,391
Total	$9,872	$6,556

NOTE 7 – BANK BORROWINGS

On June 28, 2019, the Company entered into a Senior Secured Credit Facilities Credit Agreement (Senior Facilities Agreement) with Silicon Valley Bank for a revolving credit facility of up to $50.0 million (Total Commitment), which amount may be increased by up to $25.0 million upon request and subject to conditions. On August 15, 2019, Silicon Valley Bank assigned $20.0 million of the Total Commitment to JPMorgan Chase Bank. Under the Senior Facilities Agreement, Bill.com, LLC is the borrower and Bill.com Holdings, Inc. is the guarantor. The Senior Facilities Agreement expires on June 28, 2022. Concurrent with the closing of the Senior Facilities Agreement on June 28, 2019, the Amended and Restated Loan and Security Agreement entered into in October 2017 with Silicon Valley Bank was terminated.

Borrowings under the Senior Facilities Agreement are subject to a borrowing base. In addition, borrowings under the Senior Facilities Agreement are subject to interest at a rate per annum determined as follows: (a) Eurodollar loans shall bear interest at a rate per annum equal to the Eurodollar rate, plus the applicable margin of 1.75% or 2.75% depending on the Company’s cash balance (Eurodollar rate is calculated based on the ratio of Eurodollar Base Rate, which is determined by reference to ICE Benchmark Administration London Interbank Offered Rate over the Eurocurrency Reserve Requirements, but not less than 0%), or (b) Alternate Base Rate (ABR) loans shall bear interest at a rate per annum equal to the ABR, minus the applicable margin of 0.25% or 1.25%, depending on the Company’s cash balance (ABR is equal to the highest of the (i) prime rate, (ii) Federal Funds effective rate plus 0.50%, and (iii) Eurodollar rate plus 1.25%).

The Senior Facilities Agreement requires the Company to comply with certain restricted covenants. As of December 31, 2019 and June 30, 2019, the Company was in compliance with the loan covenants. Borrowings under the Senior Facilities are secured by substantially all of the Company’s assets, and are fully and unconditionally guaranteed by Bill.com Holdings, Inc. Available funds under the Company’s Senior Facilities Agreement, which was reduced by letter of credit utilization totaling $6.9 million, was $43.1 million as of December 31, 2019. The Company had no outstanding borrowings under the Senior Facilities Agreement as of December 31, 2019.

NOTE 8 –STOCKHOLDERS’ EQUITY

Equity Incentive Plans – Stock Options

During the three and six months ended December, 31, 2019, the Company granted an aggregate of 1,192,000 shares and 2,738,740 shares of stock options, respectively, with weighted average exercise prices of $17.37 and $15.12 per share, respectively. The fair value of options granted before the closing of the IPO was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 6.25 years, (ii) expected volatility of 50%, (iii) risk-free interest rate range of 1.59% to 1.88% and (iv) expected dividend yield of 0%.

As of December 31, 2019, there was $29.8 million of unamortized stock-based compensation cost related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.25 years.

2019 Employee Stock Purchase Plan

On November 26, 2019, the Company’s board of directors approved the 2019 Employee Stock Purchase Plan (ESPP), which became effective on December 11, 2019, the date the Company’s Registration Statement on Form S-1 was declared effective by the SEC. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees a means to acquire shares of common stock through payroll deductions. Under the ESPP, the Company initially reserved for issuance 1,400,000 shares of common stock, which will increase automatically on July 1 of each fiscal year during the term of the ESPP by the number of shares equal to 1% of the total number of shares of common stock and preferred stock (on as-converted basis) outstanding as of the immediately preceding June 30th, unless the board of directors elects to authorize a lesser number of shares; provided, that, the total number of shares issued under the ESPP may not exceed 14,000,000 shares of common stock.

The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. The first business day of each offering period is the offering date. No offering period may last more than 27 months. Each offering period will be comprised of two six-month purchase periods. The initial offering period of the ESPP started on December 11, 2019, which is the effective date of the ESPP, and will end on February 14, 2021, with two purchase periods on August 14, 2020 and February 14, 2021. All eligible employees were automatically enrolled in the ESPP for the initial offering period, unless an employee withdraws from the ESPP on or before January 15, 2020. Thereafter, a new 12-month offering period will commence on each subsequent February 15th and August 15th (or if such date is not a business day, then on the business day immediately following such date), with each such offering period consisting of two separate 6-month purchase periods ending on August 14th and February 14th, respectively. Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date or (ii) the purchase date.

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Cost of revenue	$211	$42	$359	$112
Research and development	1,084	119	1,755	352
Sales and marketing	494	122	877	288
General and administrative	1,286	311	2,360	449
	$3,075	$594	$5,351	$1,201

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of December 31, 2019, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Interest income	$933	$568	$1,891	$1,050
Interest expense	(21)	(156)	(175)	(308)
Revaluation of warrant liabilities and forfeiture of warrants	(552)	294	(717)	294
Other	—	(20)	—	(33)
Total	$360	$686	$999	$1,003

NOTE 10 – INCOME TAXES

The Company’s (benefit from) provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowance related mainly to the Company’s net operating loss carryforwards and research and development credits.

The provision for income taxes during the six months ended December 31, 2019 pertains primarily to state income taxes. The benefit from income taxes during the six months ended December 31, 2018 pertains primarily to the income tax benefit that is reported on the condensed consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of comprehensive (loss) income.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under non-cancelable operating lease agreements, which include an 11-year lease of the Company’s future principal executive offices that was entered into in December 2019. These operating leases expire through April 2031.

Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $0.9 million and $1.6 million, during the three and six months ended December 31, 2019, respectively, and $0.6 million and $1.0 million during the three and six months ended December 31, 2018, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2019 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2020	$1,491
2021	1,633
2022	6,768
2023	6,973
2024	7,179
Thereafter	50,547
Total	$74,591

Other agreements

The Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.  The expense recognized under this agreement, which is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations, was $0.5 million and $1.0 million during the three and six months ended December 31, 2019, respectively, and $0.5 million and $1.1 million during the three and six months ended December 31, 2018, respectively.

The Company purchased a software license and maintenance and support services from a vendor that are payable on an installment basis through August 2021 under a non-cancellable service agreement.

Future payments under these agreements are as follows as of December 31, 2019 (in thousands).

Fiscal years ending June 30:	Amount
Remainder of 2020	$1,500
2021	3,000
2022	2,000
2023	2,000
2024	2,000
Thereafter	5,500
Total	$16,000

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2019, the estimate of the provision for litigation liability is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 12 – NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(7,578)	$102	$(13,274)	$(782)
Less: undistributed earnings allocated to participating securities	—	(102)	—	—
Net (loss) income attributable to common stockholders	$(7,578)	$—	$(13,274)	$(782)
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic and diluted	22,306	7,739	15,268	7,581
Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(0.34)	$—	$(0.87)	$(0.10)

For periods the Company is in a loss position, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders.  Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	December 31,
	2019	2018
Stock options	12,126	6,458
Convertible preferred stock as-converted	—	51,344
Warrants to purchase redeemable convertible preferred stock	—	64
Warrants to purchase common stock	62	23
Total	12,188	57,889

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the Securities and Exchange Commission (SEC), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on December 12, 2019 (Prospectus). Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is June 30, and our fiscal quarters end on September 30, December 31, March 31, and June 30.

Overview

We are a leading provider of cloud-based software that simplifies, digitizes, and automates complex back-office financial operations for small and midsize businesses (SMBs). By transforming how SMBs manage their cash inflows and outflows, we create efficiencies and free our customers to run their businesses.

Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, send and receive payments, reconcile their books, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, and payment processors, enabling our customers to access these mission- critical services through a single connection. In essence, we sit at the center of an SMB’s accounts payable and accounts receivable operations.

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of December 31, 2019, our partners included some of the most trusted brands in the financial services business, including more than 70 of the top 100 accounting firms and several of the largest financial institutions in the United States, including Bank of America, JPMorgan Chase and American Express. As we add customers and partners, we expect our network to continue to grow organically.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue was $39.1 million and $26.0 million during the three months ended December 31, 2019 and 2018, respectively, an increase of 50%, and $74.3 million and $48.4 million during the six months ended December 31, 2019 and 2018, respectively, an increase of 53%. We generated a net loss of $7.6 million and net income of $0.1 million during the three months ended December 31, 2019 and 2018, respectively, and net losses of $13.3 million and $0.8 million during the six months ended December 31, 2019 and 2018, respectively.

On December 16, 2019, we closed an initial public offering (IPO) in which we issued 11,297,058 shares of our common stock at a public offering price of $22.00 per share, which included 1,473,529 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in net proceeds of $225.5 million, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. Upon the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into 52,434,505 shares of common stock on a one-for-one basis.

Our Revenue Model

We generate revenue by charging subscription and transaction fees, and by earning interest on funds held in trust on behalf of customers while their payment transactions are clearing.

Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per transaction. Transactions include check issuance, ACH origination, cross-border payments, virtual card issuance, and creation of invoices. Much of our revenue comes from repeat transactions; in fact, repeat transactions by our customers are an important contributor to our recurring revenue.

We also generate revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing. When we process payment transactions, the funds flow through our bank accounts and we have a balance of funds held for customers that is a function of the volume and the type of payments processed. Interest is earned from interest-bearing deposit accounts, certificates of deposit, money market funds, commercial paper, and U.S. Treasury securities. We hold these funds from the day they are withdrawn from a payer’s account to the day the funds are credited to the receiver. This revenue can fluctuate depending on the amount of customer funds held, as well as our yield on customer funds invested, which is influenced by market interest rates and our investments. We are authorized to hold customer funds and process payments through our bank accounts because we are a licensed money transmitter in all required U.S. states. This allows us to provide advanced treasury services and protect our customers from potential fraud.

Key Factors Affecting Our Performance

Acquiring New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from SMBs. As of December 31, 2019, we had approximately 86,000 customers across a wide variety of industries and geographies in the United States.

Expanding Our Relationship with Existing Customers

Our revenue grows as we address the evolving needs of our customers and as our customers increase usage of our platform. As they realize the benefits of our solution, our customers often increase the number of users on our platform. We also experience growth from customers when we introduce new products and services that are adopted by our customers.

Our ability to monetize our payments-related services is an important part of our business model. Today, we charge fixed and variable transaction fees for payment transactions initiated, and our revenue and payment volume generally grow as customers process more transactions on our platform. Our ability to influence customers to process more transactions on our platform will have a direct impact on our transaction fee revenue. As payment volume grows we experience growth in the level of funds held for customers, and we also earn interest revenue on these funds while payment transactions are clearing. Our interest earned on customer funds is positively correlated with our interest earnings rate and with customer fund balances. Our interest earnings rate is a function of the market interest rate environment and the mix of our investments across interest bearing accounts, government money market funds, and short-term highly liquid securities. The fund balances are a function of the amount of money transmitted by our customers and the mix of payment types, with some payment types averaging more days in transit than others.

Investing in Sales and Marketing

We intend to increase our marketing spend to drive awareness and generate demand to acquire new customers and develop new accounting firm and strategic partner relationships. We continue to expand efforts to market our platform directly to businesses through online digital marketing, referral programs and other programs. Our investment in supporting accounting firms and strategic partners has been significant and will continue. We support these accounting firms and strategic partners through education and training initiatives like hosting webinars, presenting at industry trade shows, and developing sell-sheet case studies.

As a result, we expect our expenses related to marketing and sales to increase as we continue to grow. These efforts will require us to invest significant financial and other resources.

Investing in Our Platform

We will invest in our platform to maintain our position as a leading provider of SMB back-office financial software. To drive adoption and increase penetration within our base, we will continue to introduce new products and features. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features that meet and anticipate SMB needs.

Key Business Metrics

We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors.

				As of December 31,
				2019	2018	% Growth
Number of customers (1)				85,900	71,600	20%

	Three months ended December 31,			Six months ended December 31,
	2019	2018	% Growth	2019	2018	% Growth
Total Payment Volume (amounts in millions)	$24,832	$17,637	41%	$46,814	$33,151	41%

	Three months ended December 31,			Six months ended December 31,
	2019	2018	% Growth	2019	2018	% Growth
Transactions processed	6,257,000	4,867,000	29%	12,192,000	9,359,000	30%

(1)

Number of customers as of December 31, 2018 includes approximately 4,500 customers from a strategic partner that did not renew its contract during the six months ended December 31, 2018. Excluding these customers, our customer growth would have been approximately 28%.

Number of Customers

For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. Customers who are using our platform during a trial period are not counted as new customers during that period. If an organization has multiple entities billed separately for the use of our platform, each entity is counted as a customer. The number of customers in the table above represents the total number of customers at the end of our fiscal quarter.

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define Total Payment Volume (TPV) as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV for during the three and six months ended December 31, 2019 and 2018.

Transactions Processed

We define transactions processed as the number of customer payment transactions, such as checks, ACH items, wire transfers and virtual cards, initiated and processed through our platform during a particular period.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to assist investors in seeing our financial performance using a management view. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Non-GAAP gross profit	$30,486	$19,709	$57,655	$36,557
Non-GAAP gross margin	78%	76%	78%	75%
Free cash flow	$(2,920)	$(1,073)	$(7,461)	$(4,583)

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation expense, depreciation and amortization expense, and amortization of deferred costs. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these measures eliminate the effects of certain variables unrelated to our overall operating performance. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our GAAP gross profit and GAAP gross margin for the periods presented (amounts in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Total revenue	$39,080	$25,999	$74,260	$48,423
Gross profit	29,293	18,824	55,326	34,907
Add:
Stock-based compensation expense	211	42	359	112
Depreciation and amortization expense and amortization of deferred costs	982	843	1,970	1,538
Non-GAAP gross profit	$30,486	$19,709	$57,655	$36,557
Gross margin	75%	72%	75%	72%
Non-GAAP gross margin	78%	76%	78%	75%

Free Cash Flow

Free cash flow is defined as net cash used in operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash used in operating activities for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$(1,769)	$76	$(4,149)	$(2,179)
Purchases of property and equipment	(1,026)	(737)	(2,972)	(1,571)
Capitalization of internal-use software costs	(125)	(412)	(340)	(833)
Free cash flow	$(2,920)	$(1,073)	$(7,461)	$(4,583)

Components of Results of Operations

Revenue

We generate revenue from two sources: (1) subscription and transaction fees, and (2) interest on funds held for customers.

Subscription fees are fixed monthly or annually and charged to our customers for the use of our platform to process transactions. Subscription fees are generally charged on a per user per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed through our platform, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, cross-border payments, virtual cards, and the creation of invoices.

Interest on funds held for customers consists of the interest that we earn from customer funds while payment transactions are clearing. We invest these funds in interest-bearing investment securities, primarily money market funds, commercial paper, certificates of deposit, and U.S. Treasury securities, until those payments are cleared and credited to the intended recipient.

Our contracts with SMB and accounting firm customers primarily consist of cancelable contracts that can be terminated by either party without penalty at any time. In July 2019, we updated our terms of service for our monthly subscription contracts, whereby cancellations become effective at the end of the monthly subscription period in which the last transaction is processed. We recognize subscription revenue for cancelable contracts on a daily basis and transaction revenue on the date we process the transactions. Some of our contracts are non-cancelable annual or monthly contracts. We recognize revenue for non-cancelable annual and monthly contracts as a series of distinct services satisfied over time. We determine the transaction price for such contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. We recognize the transaction price from annual and monthly contracts as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.

We enter into multi-year contracts with financial institution customers that typically include fees for initial implementation services that are paid during the period. Fees for subscription and transaction processing services are subject to guaranteed monthly minimum fees that are paid over the contract term. These contracts enable the financial institutions to provide their clients with access to online bill pay services through the financial institution’s online platform. Implementation services are required up-front to establish an infrastructure that allows the financial institution’s online platform to communicate with our platform. The financial institution’s clients cannot access online bill pay services until implementation is complete and the financial institution has provided acceptance of the implementation services. The fees we earn through these contracts vary based on the number of users and transactions processed. We have determined these contracts meet the variable consideration allocation exception and therefore we recognize guaranteed monthly payments and any overages as revenue in the month they are earned. We recognize implementation fees based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.

Cost of Revenue and Expenses

Cost of revenue - Cost of revenue consists primarily of personnel-related costs, including stock- based compensation expenses, for our customer success and payment operations teams, certain costs that are directly attributed to processing customers’ transactions (such as the cost of printing checks), postage for mailing checks, expenses for processing payments (ACH, check, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our strategic partners’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software, fees on the investment of customer funds, and allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in growing our business.

Research and development - Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, incurred in developing new products or enhancing existing products, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs in cost of revenue over the estimated life of the new product or incremental functionality, which is generally three years.

We expense a substantial portion of research and development expenses as incurred. We believe delivering new functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our research and development team to develop new products and product enhancements.

Sales and Marketing - Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, sales commissions, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.

We focus our sales and marketing efforts on generating awareness of our company, platform, and products, creating sales leads, and establishing and promoting our brand. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events. We expect our sales and marketing expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period.

General and Administrative - General and administrative expenses consist primarily of personnel- related expenses, including stock-based compensation expenses, for finance, risk management, legal and compliance, human resources and information technology, costs incurred for external professional services, losses from fraud and credit exposure, and allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other Income, Net - Other income, net consists primarily of interest income on corporate funds invested in money market instruments and highly liquid short-term investments, partially offset by interest expense on our bank borrowings.

(Benefit from) Provision for Income Taxes - This consists of income tax benefit shown on the condensed consolidated statements of operations that is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of other comprehensive loss, as well as state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Revenue
Subscription and transaction fees	$32,964	$20,444	$61,512	$38,614
Interest on funds held for customers	6,116	5,555	12,748	9,809
Total revenue	39,080	25,999	74,260	48,423
Cost of revenue (1)	9,787	7,175	18,934	13,516
Gross profit	29,293	18,824	55,326	34,907
Operating expenses
Research and development (1)	12,992	6,154	24,507	11,578
Sales and marketing (1)	11,491	6,856	21,758	12,800
General and administrative (1)	12,748	6,404	23,283	12,341
Total operating expenses	37,231	19,414	69,548	36,719
Loss from operations	(7,938)	(590)	(14,222)	(1,812)
Other income, net	360	686	999	1,003
(Loss) income before (benefit from) provision for income taxes	(7,578)	96	(13,223)	(809)
(Benefit from) provision for income taxes	—	(6)	51	(27)
Net (loss) income	$(7,578)	$102	$(13,274)	$(782)

(1)Includes stock-based compensation expenses as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Cost of revenue	$211	$42	$359	$112
Research and development	1,084	119	1,755	352
Sales and marketing	494	122	877	288
General and administrative	1,286	311	2,360	449
	$3,075	$594	$5,351	$1,201

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Revenue
Subscription and transaction fees	84%	79%	83%	80%
Interest on funds held for customers	16%	21%	17%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue	25%	28%	25%	28%
Gross margin	75%	72%	75%	72%
Operating expenses
Research and development	33%	24%	33%	24%
Sales and marketing	29%	26%	29%	26%
General and administrative	33%	25%	32%	26%
Total operating expenses	95%	75%	94%	76%
Loss from operations	(20)%	(3)%	(19)%	(4)%
Other income, net	1%	3%	1%	2%
(Loss) income before (benefit from) provision for income taxes	(19)%	—	(18)%	(2)%
(Benefit from) provision for income taxes	—	—	—	—
Net (loss) income	(19)%	—	(18)%	(2)%

Comparison of the three months ended December 31, 2019 and 2018

Revenue

The components of our revenue during the three months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
Subscription and transaction fees	$32,964	$20,444	$12,520	61%
Interest on funds held for customers	6,116	5,555	561	10%
Total revenue	$39,080	$25,999	$13,081	50%

Subscription and transaction fees increased to $33.0 million during the three months ended December 31, 2019 from $20.4 million during the three months ended December 31, 2018, an increase of $12.6 million or 61%. Subscription fees increased to $19.9 million during the three months ended December 31, 2019 from $14.4 million during the three months ended December 31, 2018, an increase of $5.5 million or 39%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $13.1 million during the three months ended December 31, 2019 from $6.0 million during the three months ended December 31, 2018, an increase of $7.1 million or 114%, due primarily to increased adoption of new product offerings and the increase in the number of transactions initiated. Our total customers increased to approximately 86,000 as of December 31, 2019 compared to over 71,000 as of December 31, 2018, or an increase of approximately 20%. Our average subscription revenue and transaction fees per customer increased by 16% and 78%, respectively, during the three months ended December 31, 2019, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers increased to $6.1 million during the three months ended December 31, 2019 from $5.6 million during the three months ended December 31, 2018, an increase of $0.5 million or 10%. The increase was due primarily to the increase in the balance of customer funds held while payment transactions are clearing, partially offset by the decrease in the yield we earned from investing the funds. The average balance of customer funds in transit increased to approximately $1.4 billion during the three months ended December 31, 2019 from approximately $1.1 billion during the three months ended December 31, 2018, an increase of 27%. Fund balances increased due primarily to growth in TPV. Our TPV increased to approximately $24.8 billion during the three months ended December 31, 2019 from approximately $17.6 billion during the three months ended December 31, 2018, an increase of 41%. The annualized rate of return earned on customer funds held was 1.74% during the three months ended December 31, 2019, a decrease of 27 basis points over the annualized yield during the same period in fiscal 2019. The decrease in yield was due primarily to change in the short-term interest rate environment as the average daily effective federal funds rate decreased by 56 basis points during the three months ended December 31, 2019 over the same period in fiscal 2019.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
Cost of revenue	$9,787	$7,175	$2,612	36%
Gross profit	$29,293	$18,824	$10,469	56%
Gross margin	75%	72%

Cost of revenue increased to $9.8 million during the three months ended December 31, 2019 from $7.2 million during the three months ended December 31, 2018, an increase of $2.6 million or 36%. The increase was due primarily to a $1.2 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $0.8 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, and a $0.4 million increase in shared overhead costs. Our average headcount of such personnel during the three months ended December 31, 2019 increased by 23% compared to the same period in fiscal 2019.

Gross margin increased to 75% during the three months ended December 31, 2019 from 72% during the three months ended December 31, 2018, an increase of 3%. The increase was driven primarily by higher revenue on increased adoption of new product offerings.

Research and Development Expenses

Research and development expenses during the three months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
Research and development expenses	$12,992	$6,154	$6,838	111%
Percentage of revenue	33%	24%

Research and development expenses increased to $13.0 million during the three months ended December 31, 2019 from $6.2 million during the three months ended December 31, 2018, an increase of $6.8 million or 111%. The increase was due primarily to a $5.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $0.8 million increase in shared overhead costs, and a $0.3 million increase in costs for engaging consultants and temporary contractors who provided product development services. Our average research and development headcount during the three months ended December 31, 2019 increased by 68% compared to the same period in fiscal 2019.

As a percentage of total revenue, research and development expenses increased to 33% during the three months ended December 31, 2019 from 24% during the three months ended December 31, 2018 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
Sales and marketing expenses	$11,491	$6,856	$4,635	68%
Percentage of revenue	29%	26%

Sales and marketing expenses increased to $11.5 million during the three months ended December 31, 2019 from $6.9 million during the three months ended December 31, 2018, an increase of $4.6 million or 68%. The increase was due primarily to a $2.5 million increase in personnel-related costs (net of increase in capitalized sales commissions of $0.7 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.5 million increase in shared overhead costs. Our average sales and marketing headcount during the three months ended December 31, 2019 increased by 53% compared to the same period in fiscal 2019. The increase was also attributed to a $0.9 million increase in advertising spend and a $0.7 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we continued to increase our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses increased to 29% during the three months ended December 31, 2019 from 26% during the three months ended December 31, 2018, due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

General and Administrative Expenses

General and administrative expenses during the three months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
General and administrative expenses	$12,748	$6,404	$6,344	99%
Percentage of revenue	33%	25%

General and administrative expenses increased to $12.7 million during the three months ended December 31, 2019 from $6.4 million during the three months ended December 31, 2018, an increase of $6.3 million or 99%. The increase was due primarily to a $4.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel. Our average general and administrative headcount during the three months ended December 31, 2019 increased by 90% compared to the same period in fiscal 2019. The increase was also due to a $0.9 million increase in professional and consulting fees as we obtained additional external assistance in connection with the overall growth of our business and our preparation to operate as a public company, a $0.6 million increase in money transfer license fees and credit card processing fees and a $0.4 million increase in shared overhead costs due to the overall growth of our business.

As a percentage of total revenue, general and administrative expenses increased to 33% during the three months ended December 31, 2019 from 25% during the three months ended December 31, 2018 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Other Income, Net

Other income, net during the three months ended December 31, 2019 and 2018 was as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
Other income, net	$360	$686	$(326)	(48)%

Other income, net decreased to $0.4 million during the three months ended December 31, 2019 from $0.7 million during the three months ended December 31, 2018, a decrease of $0.3 million or 48%. The decrease was due primarily to a $0.8 million loss on revaluation of redeemable convertible preferred stock warrant liabilities, partially offset by a $0.4 million increase in interest earned on corporate funds that we invested in money market instruments and highly liquid short-term investments.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes during the three months ended December 31, 2019 and 2018 was as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2019	2018	Amount	%
(Benefit from) provision for income taxes	$—	$(6)	$6	100%

The benefit from income taxes during the three months ended December 31, 2018 pertains primarily to the income tax benefit that is reported on the condensed consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of comprehensive loss.

Comparison of the six months ended December 31, 2019 and 2018

Revenue

The components of our revenue during the six months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
Subscription and transaction fees	$61,512	$38,614	$22,898	59%
Interest on funds held for customers	12,748	9,809	2,939	30%
Total revenue	$74,260	$48,423	$25,837	53%

Subscription and transaction fees increased to $61.5 million during the six months ended December 31, 2019 from $38.6 million during the six months ended December 31, 2018, an increase of $22.9 million or 59%.

Subscription fees increased to $38.0 million during the six months ended December 31, 2019 from $27.4 million during the six months ended December 31, 2018, an increase of $10.6 million or 39%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $23.5 million during the six months ended December 31, 2019 from $11.2 million during the six months ended December 31, 2018, an increase of $12.3 million or 110%, due primarily to increased adoption of new product offerings and the increase in the number of transactions initiated. Our total customers increased to approximately 86,000 as of December 31, 2019 compared to over 71,000 as of December 31, 2018, or an increase of approximately 20%. Our average subscription revenue and transaction fees per customer increased by 15% and 74%, respectively, during the six months ended December 31, 2019, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers increased to $12.7 million during the six months ended December 31, 2019 from $9.8 million during the six months ended December 31, 2018, an increase of $2.9 million or 30%. The increase was due primarily to the increase in the balance of customer funds held while payment transactions are clearing. The average balance of customer funds in transit increased to approximately $1.3 billion during the six months ended December 31, 2019 from approximately $1.0 billion during the six months ended December 31, 2018, an increase of 30%. Fund balances increased due primarily to growth in TPV. Our TPV increased to approximately $46.8 billion during the six months ended December 31, 2019 from approximately $33.2 billion during the six months ended December 31, 2018, an increase of 41%. The annualized rate of return earned on customer funds held was 1.90% during the six months ended December 31, 2019, which remained flat compared to the annualized yield during the same period in fiscal 2019.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
Cost of revenue	$18,934	$13,516	$5,418	40%
Gross profit	$55,326	$34,907	$20,419	58%
Gross margin	75%	72%

Cost of revenue increased to $18.9 million during the six months ended December 31, 2019 from $13.5 million during the six months ended December 31, 2018, an increase of $5.4 million or 40%. The increase was due primarily to a $2.6 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $1.7 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, and a $0.9 million increase in shared overhead costs. Our average headcount of such personnel during the six months ended December 31, 2019 increased by 24% compared to the same period in fiscal 2019.

Gross margin increased to 75% during the six months ended December 31, 2019 from 72% during the six months ended December 31, 2018, an increase of 3%. The increase was driven primarily by higher revenue on increased adoption of new product offerings.

Research and Development Expenses

Research and development expenses during the six months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
Research and development expenses	$24,507	$11,578	$12,929	112%
Percentage of revenue	33%	24%

Research and development expenses increased to $24.5 million during the six months ended December 31, 2019 from $11.6 million during the six months ended December 31, 2018, an increase of $12.9 million or 112%. The increase was due primarily to a $10.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $1.3 million increase in shared overhead costs, and a $0.8 million increase in costs for engaging consultants and temporary contractors who provided product development services. Our average research and development headcount during the six months ended December 31, 2019 increased by 65% compared to the same period in fiscal 2019.

As a percentage of total revenue, research and development expenses increased to 33% during the six months ended December 31, 2019 from 24% during the six months ended December 31, 2018 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the six months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
Sales and marketing expenses	$21,758	$12,800	$8,958	70%
Percentage of revenue	29%	26%

Sales and marketing expenses increased to $21.8 million during the six months ended December 31, 2019 from $12.8 million during the six months ended December 31, 2018, an increase of $9.0 million or 70%. The increase was due primarily to a $4.7 million increase in personnel-related costs (net of increase in capitalized sales commissions of $1.1 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.9 million increase in shared overhead costs. Our average sales and marketing headcount during the six months ended December 31, 2019 increased by 52% compared to the same period in fiscal 2019. The increase was also attributed to a $1.7 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, and a $1.6 million increase in advertising spend, as we continued to increase our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses increased to 29% during the six months ended December 31, 2019 from 26% during the six months ended December 31, 2018, due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

General and Administrative Expenses

General and administrative expenses during the six months ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
General and administrative expenses	$23,283	$12,341	$10,942	89%
Percentage of revenue	32%	26%

General and administrative expenses increased to $23.3 million during the six months ended December 31, 2019 from $12.3 million during the six months ended December 31, 2018, an increase of $11.0 million or 89%. The increase was due primarily to a $6.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel. Our average general and administrative headcount during the six months ended December 31, 2019 increased by 77% compared to the same period in fiscal 2019. The increase was also due to a $1.2 million increase in professional and consulting fees as we obtained additional external assistance in connection with the overall growth of our business and our preparation to operate as a public company, a $1.1 million increase in money transfer license fees and credit card processing fees and a $0.8 million increase in shared overhead costs due to the overall growth of our business, and a $0.7 million increase in recruiting fees and temporary staffing costs as we engaged external help to recruit employees or to temporarily fill certain roles within the organization.

As a percentage of total revenue, general and administrative expenses increased to 32% during the six months ended December 31, 2019 from 26% during the six months ended December 31, 2018 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue

Other Income, Net

Other income, net during the six months ended December 31, 2019 and 2018 was as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
Other income, net	$999	$1,003	$(4)	—%

Other income, net, which slightly decreased during the six months ended December 31, 2019, consisted primarily of a $1.0 million loss on revaluation of redeemable convertible preferred warrant liabilities, partially offset by a $0.8 million increase in interest earned on corporate funds that we invested in money market instruments and highly liquid short-term investments.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes during the six months ended December 31, 2019 and 2018 was as follows (amounts in thousands):

	Six months ended December 31,		Change
	2019	2018	Amount	%
Provision for (benefit from) income taxes	$51	$(27)	$78	289%

The provision for income taxes during the six months ended December 31, 2019 pertains primarily to state income taxes. The benefit from income taxes during the six months ended December 31, 2018 pertains primarily to the income tax benefit that is reported on the condensed consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of comprehensive loss.

Liquidity and Capital Resources

On December 16, 2019, we closed our IPO in which we received net proceeds of $225.5 million, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million.

Prior to our IPO, we financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock, bank borrowings, and utilization of cash generated from operations. As of December 31, 2019, our principal sources of liquidity are our cash and cash equivalents of $314.9 million, our available-for-sale short-term investments of $68.1 million, and funds available under our Senior Facilities Agreement (as defined below). Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, asset-backed securities and U.S. treasury securities with original maturities of more than three months. Our Senior Facilities Agreement, which expires on June 28, 2022, allows us to borrow up to $50.0 million. Available funds under our Senior Facilities Agreement, which was reduced by letter of credit utilization totaling $6.9 million, was $43.1 million as of December 31, 2019. We had no outstanding borrowings from our Senior Facilities Agreement as of December 31, 2019.

We believe that our cash, cash equivalents, available-for sale short-term investments, and funds available under our Senior Facilities Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing under the Senior Facilities Agreement are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows (in thousands):

	Six months ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(4,149)	$(2,179)
Investing activities	(161,179)	(304,234)
Financing activities	389,916	368,146
Net increase in cash and cash equivalents	$224,588	$61,733

Net Cash Used in Operating Activities

Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. We also generate cash from the interest earned on funds held in trust on behalf of customers while payment transactions are clearing.

Our primary uses of cash in our operating activities include payments for employee salary and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, and other general corporate expenditures.

Net cash used in operating activities increased to $4.1 million during the six months ended December 31, 2019 from $2.2 million during the six months ended December 31, 2018 due primarily to the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount, offset by the increase in cash received from subscription and transaction fees revenue, as well as the increase in cash received from interest on funds held for customers.

Net Cash Used in Investing Activities

Cash provided by our investing activities consists primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Cash used in our investing activities consists primarily of purchases of corporate and customer fund available-for-sale investments, purchases of property and equipment, and capitalization of internal-use software.

Net cash used in investing activities decreased to $161.2 million during the six months ended December 31, 2019 from $304.2 million during the six months ended December 31, 2018 due primarily to the decrease in the use of restricted cash and cash equivalents included in funds held for customers and the increase in proceeds from the maturities and sale of corporate and customer fund available-for-sale investments, partially offset by the increase in purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of proceeds from the issuance of common stock upon the completion of our IPO, issuance of redeemable convertible preferred stock, and exercises of stock options and stock warrants, and increase in customer fund deposits liability. Cash used in our financing activities consists primarily of repayments of our bank borrowings and payments of costs related to the issuance of common stock, preferred stock or debt.

Net cash provided by financing activities increased to $389.9 million during the six months ended December 31, 2019 from $368.1 million during the six months ended December 31, 2018 due primarily to the proceeds from the issuance of common stock upon the completion of our IPO, net of underwriting discounts and other offering costs, partially offset by a lower change in the customer fund deposits liability.  Cash provided during the six months ended December 31, 2018 included proceeds from the issuance of redeemable convertible preferred stock.

Credit Facilities

On June 28, 2019, we entered into a Senior Secured Credit Facilities Credit Agreement (Senior Facilities Agreement) with Silicon Valley Bank for a revolving credit facility of up to $50.0 million (Total Commitment), which amount may be increased by up to $25.0 million upon request and subject to conditions. Under the Senior Facilities Agreement, Bill.com, LLC is the borrower and Bill.com Holdings, Inc. is the guarantor. The Senior Facilities Agreement expires on June 28, 2022 and is secured by substantially all of our assets.

Borrowings under the Senior Facilities Agreement are subject to interest, determined as follows: (a) Eurodollar loans shall bear interest at a rate per annum equal to the Eurodollar rate plus the applicable margin of 1.75% or 2.75%, depending on company cash balances (Eurodollar rate is calculated based on the ratio of Eurodollar Base Rate, which is determined by reference to ICE Benchmark Administration London Interbank Offered Rate (LIBOR), but not less than 0%) or (b) Alternate Base Rate (ABR) loans shall bear interest at a rate per annum equal to the ABR minus the applicable margin of 0.25% or 1.25% depending on company cash balances (ABR is equal to the highest of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.25%).

The Senior Facilities Agreement requires us to comply with certain restrictive covenants. As of December 31, 2019, we were in compliance with the loan covenants.

Available funds under our Senior Facilities Agreement, which was reduced by letter of credit utilization totaling $6.9 million, was $43.1 million as of December 31, 2019. We had no outstanding borrowings under the Senior Facilities Agreement as of December 31, 2019.

Contractual Obligations and Other Commitments

Effective December 31, 2019, we entered into a lease agreement (Lease) for approximately 132,000 square feet of office space located in San Jose, California, for the Company’s future principal executive offices. The Lease is expected to commence in May 2020 and to expire in April 2031 (Lease Term), unless terminated earlier. The initial minimum monthly lease obligation is approximately $500,000 per month, increasing by 3% per year annually over the Lease Term, with a 12-month rent expense abatement. The aggregate minimum lease commitment is approximately $70.0 million, net of abatement.

For additional discussion on our leases and other contractual commitments, refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the new lease agreement referred to above, there were no material changes in our contractual obligations and other commitments  from those disclosed in the Prospectus.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus.

Recent Accounting Pronouncements

See “The Company and its Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes. All of our investments are classified as available-for-sale securities.

Our customer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. As a secondary objective, we seek to maximize interest income. Customer funds assets are invested in money market funds that maintain a constant market price, other cash equivalents, and highly liquid, investment- grade fixed income securities, with maturities of up to 13 months from the time of purchase. Our investment policy, reflecting restrictions on permissible investments in applicable state money transmitter laws, governs the types of investments we make.

As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments.  However, the liquidity risk is minimized by collecting the customer’s funds in advance of the payment obligation and by maintaining significant investments in bank deposits and constant-value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income securities.  We also maintain other sources of liquidity including our corporate cash balances and our Senior Facilities Agreement.

Interest Rate and Credit Risk

We are exposed to interest-rate risk relating to our investments of corporate cash and funds of our customers that we process through our bank accounts. Our corporate investment portfolio consists principally of interest-bearing bank deposits, money market funds, certificates of deposit, corporate bonds, asset- backed securities, and U.S. Treasury securities. Funds that we hold for customers are held in non-interest and interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper and other corporate notes, and U.S. Treasury securities. We recognize interest earned from funds held for customers as revenue. We do not pay interest to customers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 1.74% and remained flat at 1.91% during the three months and six months ended December 31, 2019 from 2.02% and 1.91% during the three months and six months ended December 31, 2018, respectively, due primarily to the change in short-term interest rate environment as the average daily effective Federal Funds rate decreased by 56 basis points and 14 basis points for the corresponding periods. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $0.5 million and $1.0 million during the three and six months ended December 31, 2019 on average corporate investment balances of $212.3 million and $189.9 million, respectively. A change in the interest rate of 100 basis points would also have changed our interest on funds held for customers by approximately $3.7 million and $6.9 million during the three and six months ended December 31, 2019 on average funds held for customers balances of $1.5 billion and $1.4 billion, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to future bank borrowings. As of December 31, 2019, our Senior Facilities Agreement provides a revolving credit facility of up to $50.0 million that may be increased by up to $25.0 million, subject to conditions, incurring interest expense at a floating market rate plus a contractual spread. However, we had no outstanding borrowings under the Senior Facilities Agreement as of December 31, 2019.

We are exposed to credit risk in connection with our investments in available-for-sale marketable securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities as rated by Moody’s, Standard & Poor’s or Fitch, by investing only in securities that mature in the near-term, and by limiting concentration in securities other than U.S. Treasuries. Investment in securities of issuers with short-term credit ratings must be rated A-2/P-2/F2 or higher. Investment in securities of issuers with long-term credit ratings must be rated A- or A3, or higher. Investment in asset-backed securities and money market funds must be rated AAA or equivalent. Investment in repurchase agreements will be at least 100 percent collateralized with securities issued by the U.S. government or its agencies. Securities in our corporate portfolio may not mature beyond two years from purchase, and securities held in our customer fund accounts may not mature beyond 13 months from purchase. No more than 5% of invested funds, either corporate or customer, may be held in the issues of a single corporation.

We are also exposed to credit risk related to the timing of payments made from customer funds collected. We typically remit customer funds to our customers’ suppliers in advance of having good or confirmed funds collected from our customers. Customers may not have sufficient available balances in their account to fund remittances we’ve made on their behalf.  Furthermore, our customers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our customer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk relating to our cross-border payment service, which allows customers to pay their international suppliers in foreign currencies. When customers make a cross-border payment, customers fund those payments in U.S. dollars based upon an exchange rate that is quoted on the initiation date of the transaction. Subsequently, when we convert and remit those funds to our customers’ suppliers through our global payment partner, the exchange rate may differ, due to foreign exchange fluctuation, compared to the exchange rate that was initially quoted. Our transaction fees to our customers are not adjusted for changes in foreign exchange rates between the initiation date of the transaction and the date the funds are converted. If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent limitation on the effectiveness of internal control

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. We are not presently party to any legal proceedings that, in the opinion of management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated a net loss of $7.6 million and a net income of $0.1 million during the three months ended December 31, 2019 and 2018, respectively, and net losses of $13.3 million and $0.8 million during the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $130.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $39.1 million and $26.0 million, and our TPV was $24.8 billion and $17.6 billion, during the three months ended December 31, 2019 and 2018, respectively. Our revenue was $74.3 million and $48.4 million, and our TPV was $46.8 billion and $33.2 billion during the six months ended December 31, 2019 and 2018, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our platform effectively to attract new customers and increase sales to our existing customers;
•	expand the functionality and scope of the products we offer on our platform;
•	maintain the rates at which customers subscribe to and continue to use our platform;

•	maintain payment volume;
•	generate interest income on customer funds that we hold in trust;
•	provide our customers with high-quality customer support that meets their needs;
•	introduce our products to new markets outside of the United States;
•	serve SMBs across a wide cross-section of industries;
•	expand our target market beyond SMBs;
•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•	increase awareness of our brand and successfully compete with other companies.

We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. Further, the revenue that we derive from interest income on customer funds is dependent on interest rates, which we do not control. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue from any prior quarterly or annual periods as any indication of our future revenue or revenue or payment growth.

In addition, we expect to continue to expend substantial financial and other resources on:

•	sales, marketing and customer success, including an expansion of our sales organization and new customer success initiatives;
•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•	product development, including investments in our product development team and the development of new products and new functionality for our AI-enabled platform;
•	acquisitions or strategic investments;
•	international expansion;
•	regulatory compliance and risk management; and
•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing volume of payments, our business, financial position, and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer software that digitizes and automates back-office financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees or third- parties. For example in 2016, an accounts payable customer fraudulently enrolled on our platform using a stolen business identity and bank account, and disbursed approximately $300,000 funded by an unauthorized bank account. While we were able to recover some of the funds, we incurred a loss of approximately $200,000 in connection with that incident. Also, in 2018, we processed payments on behalf of an accounts receivables customer, whose client made approximately $225,000 in payments to our customer with funds from stolen bank accounts. We were able to recover a portion of the funds but incurred a loss of approximately $75,000 in connection with that incident.

The techniques used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by the new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to steal significant amounts of money from businesses like ours. As greater numbers of customers use our platform, our exposure to material risk losses from a single customer, or from a small number of customers, will increase.

Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our platform evolve, we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses.

Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability, governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party partners.

We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

During the three and six months ended December 31, 2019, approximately 86,000 customers processed approximately $24.8 and $46.8 billion, respectively, in TPV on our platform. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud-based software for complex back-office financial operations, the occurrence of any credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with strategic partners and accountants, each of which could result in:

•	loss of customers;
•	lost or delayed market acceptance and sales of our platform;
•	legal claims against us, including warranty and service level agreement claims;
•	regulatory enforcement action; or
•	diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs.

Although our terms of service allocate to our customers the risk of loss resulting from our customers’ errors, omissions, employee fraud, or other fraudulent activity related to their systems, in some instances we may cover such losses for efficiency or to prevent damage to our reputation. Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.

Customer funds that we hold in trust are subject to market, interest rate, foreign exchange, and liquidity risks, as well as general political and economic conditions. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations.

We invest funds that we hold in trust for our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in aggregate, during periods of heavy financial market volatility. In the event of a global financial crisis, such as that experienced in 2008, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate ACH payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

We are licensed as a money transmitter in all required U.S. states. In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulators in each jurisdiction, equal to at least 100% of the aggregate amount of all customer balances. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we will need to scale our associated internal controls. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to accurately manage our customer funds and the assets underlying our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines, possibly including the loss of our state money transmitter licenses, which would materially harm our business.

We earn revenue from interest earned on customer funds held in trust while payments are clearing, which is subject to market conditions and may decrease as customers’ adoption of electronic payments and technology continues to evolve.

During the three months ended December 31, 2019 and 2018, we generated $6.1 million and $5.6 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 16% and 21% of our total revenue for such periods, respectively. During the six months ended December 31, 2019 and 2018, we generated $12.7 million and $9.8 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 17% and 20% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid short-term investments, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to those customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions could be impaired. Similarly, our subscription sales could be adversely affected if customers or users perceive that features incorporated into alternative products reduce the need for our platform or if they prefer to purchase products that are bundled with solutions offered by other companies. Further, in an effort to attract new customers, we may offer simpler, lower-priced products, which may reduce our profitability.

We rely upon our marketing strategy of offering risk-free trials of our platform and other inbound, digital marketing strategies to generate sales opportunities. Many of our customers start a risk-free trial of our service. Converting these trial customers to paid customers often requires extensive follow-up and engagement. Many prospective customers never convert from the trial version of a product to a paid version of a product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected. As a result of these and other factors, we may be unable to attract new customers, which would have an adverse effect on our business, revenue, gross margins, and operating results.

If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.

To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by increasing the number of users and incenting them to pay for additional functionality. Our ability to retain our customers and increase their usage could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described in this Quarterly Report on Form 10-Q. As a result, we may be unable to retain existing customers or increase the usage of our platform by them, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more senior management and established procurement functions. Similarly, the rate at which our customers purchase additional products from us depends on several factors, including general economic conditions and the pricing of additional product functionality. If our efforts to sell additional functionality to our customers are not successful, our business and growth prospects would suffer.

While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with customers and accounting firms primarily consist of open-ended arrangements that can be terminated by either party without penalty at any time. Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including customer spending levels, customer satisfaction with our platform, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. If our customers do not renew their subscriptions, or if they reduce their usage of our platform, our revenue and other operating results will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.

Our business depends, in part, on our relationships with accounting firms.

Our relationships with our over 4,000 accounting firm partners account for approximately 53% of our total customers and 44% of our total subscription and transaction fees as of and during the three months ended December 31, 2019, respectively. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

Our business depends, in part, on our strategic partnerships with financial institutions.

To grow our business, we will seek to expand our relationships with our financial institution partners and to partner with additional banks and financial institutions. Establishing our strategic partner relationships, particularly with our financial institution customers and, to a lesser extent, accounting software providers, entails extensive and highly specific upfront sales efforts, with little predictability and various ancillary requirements. For example, our financial institution partners generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing their customer billing and payment data on our platform. As a result, sales to new strategic partner enterprises involve risks that may not be present or that are present to a lesser extent with sales to SMB organizations. With strategic partners, the decision to subscribe to our platform frequently requires the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization. Accordingly, sales to strategic partners may require us to invest more time educating and selling to these potential customers. Purchases by strategic partners are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, including considerable efforts to negotiate and document relationships with them. Further, we integrate our platform with our financial institution partners’ own websites and apps, which requires significant time and resources to design and deploy even after sales have been processed and documented. If we are unable to increase sales of our platform to strategic partners and manage the costs associated with marketing our platform to such customers and integrating with their systems, our business, financial position, and operating results may be adversely affected.

We may not be able to attract new financial institution strategic partners if our potential partners favor our competitors’ products or services over our platform or choose to compete with our products directly. Further, many of our existing financial institution partners have greater resources than we do and could choose to develop their own solutions to replace ours. Moreover, certain financial institutions may elect to focus on other market segments and decide to terminate their SMB-focused services. For example, in late 2018, one of our former financial institution partners chose not to renew its relationship with us due to a change in business strategy. As a result, we lost approximately 5,000 customers. Although these customers did not represent a significant amount of revenue for our business, there can be no guarantee that other financial institution partners will not choose to terminate their relationships for strategic or other reasons. If we are unsuccessful in establishing, growing, or maintaining our relationships with strategic partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

Our business depends, in part, on our relationship with Intuit.

In addition to our relationship with financial institutions, we rely on our strategic relationship with Intuit Inc., a leading provider of financial, accounting, and tax preparation software, to further expand our business. Our platform is integrated into Intuit’s QuickBooks product, which millions of SMBs rely on for accounting services. Achieving this integration required extensive coordination and commitment of time and resources, and has led to thousands of additional customers for us. If we are unable to increase adoption of our platform by Intuit’s customers, however, our growth prospects may be adversely affected. Additionally, if Intuit reconfigures its platform in a manner that no longer supports our integration or if Intuit terminates this relationship or replaces our platform with that of another provider, we would lose customers and our business would be adversely affected. Finally, Intuit may seek to develop a solution of its own, acquire a solution to compete with ours, thereby or decide to partner with a competitor and build a new product, which its SMB customers may select over ours, thereby harming our growth prospects and adversely affecting our results of operations.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for financial back-office solutions is fragmented, competitive, and constantly evolving. Our competitors range from large entities that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers or strategic partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.

We compete on several factors, including:

•	product features, quality, and functionality;
•	data asset size and ability to leverage artificial intelligence to grow faster and smarter;
•	ease of deployment;

•	ease of integration with leading accounting and banking technology infrastructures;
•	ability to automate processes;
•	cloud-based delivery architecture;
•	advanced security and control features;
•	regulatory compliance leadership, as evidenced by money transmitter licenses in all required US jurisdictions;
•	brand recognition; and
•	pricing and total cost of ownership.

Our competitors vary in size, breadth, and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. For example, an existing competitor or new entrant could introduce new technology that reduces demand for our platform.

For these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, operating results, and financial condition.

If we do not or cannot maintain the compatibility of our platform with popular accounting software solutions or offerings of our strategic partners, our revenue and growth prospects will decline.

To deliver a comprehensive solution, our platform integrates with popular accounting software providers including Intuit QuickBooks, Oracle NetSuite, and Sage Intacct, through application program interfaces (APIs) made available by these software providers. We automatically synchronize customers, suppliers, clients, invoices, and payment transactions between our platform and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash- flow through an integrated solution for accounts payables, accounts receivable, and payments.

If any of the accounting software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business, operating results, and financial condition.

The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with the offerings of our strategic partners. Critically, our financial institution strategic partners must be able to integrate our platform into their existing offerings. These strategic partners periodically update and change their systems, and although we have been able to adapt our platform to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. In particular, if we are unable to adapt to the needs of our strategic partners’ platforms, our strategic partners may terminate their agreements with us and we may lose access to large numbers of customers as a result.

We depend upon several third-party service providers for processing our transactions. If any of our agreements with our processing providers are terminated, we could experience service interruptions.

We depend on banks, including JPMorgan Chase, The Bancorp Bank, and Silicon Valley Bank, to process ACH transactions and checks for our customers. We have entered into treasury services or similar agreements with these banks for payment processing and related services. Those agreements include significant security, compliance, and operational obligations. If we are not able to comply with those obligations or our agreements with the processing banks are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services.

Similarly, we have an agreement with Cambridge Mercantile Corp., under which Cambridge provides us with cross-border wire transfer capabilities. This arrangement has enabled us to offer our cross-border payments service, which we view as a significant growth opportunity for our business. Finally, we have an agreement with Comdata Inc., under which Comdata acts as our program manager and card issuer processor for our virtual card program.

If any of our banking agreements related to ACH transactions or checks, or our agreements with Cambridge or Comdata are terminated, we may experience business interruptions and delays, and be forced to incur additional expenses, potentially interfering with our existing customer relationships or making us less attractive to potential new customers.

Interruptions or delays in the services provided by AWS or other third-party data centers or internet service providers could impair the delivery of our platform and our business could suffer.

We host our platform using third-party cloud infrastructure services, including co-location facilities at Equinix, Iron Mountain, and Digital West. We also use public cloud hosting with Amazon Web Services (AWS). All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

Our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services

Moreover, we are in the process of gradually migrating our systems from internal data centers and smaller vendors to AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. We have a limited history of operating on AWS. As we migrate our data from our servers to AWS’ servers, we may experience some duplication and incur additional costs. If our data migration is not successful, or if AWS unexpectedly terminates our agreement, we would be forced to incur additional expenses to locate an alternative provider and may experience outages or disruptions to our service. Any service disruption affecting our platform during such migration or while operating on the AWS cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may decline or fail to grow, and we may incur additional operating losses.

Our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud- based back-office solutions as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including prospective customers’ awareness of our platform, the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce, the effectiveness of our marketing programs, the costs of our platform, and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform may not continue to develop or may develop more slowly than we expect, either of which would harm our growth prospects and operating results.

Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business.

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Our subsidiary, Bill.com, LLC, has obtained licenses or made registrations, as applicable, to operate as a money transmitter (or its equivalent) in the United States, in the District of Columbia, Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations and we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. Regulators and third-party auditors have also identified gaps in our anti-money laundering program. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Government agencies may impose new or additional rules on money transmission, including regulations that:

•	prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, and entities;
•	impose additional customer identification and customer due diligence requirements;
•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•	limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•	impose minimum capital or other financial requirements;
•	limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transmission customers;
•	require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•	limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
•

restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region.

If we lose our founder or key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, strategic partnerships, our culture, our relationships with accounting firms, and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and will be publicly tradable now that we are a public company. The loss of our founder, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

If we fail to offer high-quality customer support, or if our support is more expensive than anticipated, our business and reputation could suffer.

Our customers rely on our customer support services, which we refer to as customer success, to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. We primarily provide customer support over chat and email, with limited phone-based support. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers by chat and email during the hours that we currently provide support, we may need to increase our support coverage and provide additional phone-based support, which may reduce our profitability.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, our products may become less competitive.

The market for SMB financial back-office solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected.

Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

We generate revenue by charging customers a fixed monthly rate per user for subscriptions as well as transaction fees. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products we introduce, including our virtual card and cross-border payment products, may prove to be unappealing to our customers, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.

We typically provide service level commitments under our strategic partner agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenue.

Our agreements with our strategic partners typically contain service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these partners with service credits, up to 10% of the partner’s subscription fees for the month in which the service level was not met. In addition, we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenue could be significantly affected if we suffer unexcused downtime under our agreements with our partners.

Further, any extended service outages could adversely affect our reputation, revenue, and operating results.

We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our platform grows and we sign additional strategic partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing customer base.

Any failure of or delay in these efforts could result in service interruptions, impaired system performance, and reduced customer satisfaction, resulting in decreased sales to new customers, lower subscription renewal rates by existing customers, the issuance of service credits, or requested refunds, all of which could hurt our revenue growth. If sustained or repeated, these performance issues could reduce the attractiveness of our platform to customers and could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy and growth plans.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, compliance and risk management personnel and other key employees in our industry and location is intense and increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. The current regulatory environment related to immigration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. We plan to continue expanding our direct-to-SMB sales force as well as our sales force focused on identifying new strategic partners. We also dedicate significant resources to sales and marketing programs, including digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, and changes in the search algorithms used by major search engines. These efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs and advertising are not effective.

We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.

Our customers, their suppliers, customers and other users store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, and process personal and business information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (FTC), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Many aspects of the California Consumer Privacy Act and its interpretation remain unclear, and its full impact on our business and operations remains uncertain. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol (IP) addresses. While we believe that the products and services that we currently offer do not subject us to such laws or regulations in foreign jurisdictions, such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Within the European Union, the General Data Protection Regulation (GDPR), significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. While we believe that the products and services that we currently offer do not subject us to the GDPR, the GDPR and other laws and regulations relating to privacy, data protection, and information security may be modified or subject to new or different interpretations or may be modified in the future, or modifications or enhancements that we make to our products may subject us to GDPR, or we otherwise may become, or have it asserted that we are, subject to the GDPR or other laws or regulations relating to privacy, data protection, or information security. If we are, or are asserted to be, subject to the GDPR, we may need to take steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability under the GDPR.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and could cause our application providers, customers and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

We, our strategic partners, our customers, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business.

We, our strategic partners, our customers, and the third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers and their transactions, as well as other data of the counterparties to their payments. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, if our privacy protection or security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

In addition, our financial institution strategic partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects.

While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

We currently handle cross-border payments and plan to expand our offering to new customers and to make payments to new countries, creating a variety of operational challenges.

A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently serve customers outside the United States, starting in 2018 we introduced cross-border payments through our relationship with Cambridge Mercantile, and now offer our United States-based customers the ability to disburse funds to over 130 countries. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.

Our cross-border payments product and international operations strategy involve a variety of risks, including:

•	changes in financial regulations and our ability to comply and obtain any relevant licenses;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions;
•	reduction in cross-border trade resulting from trade sanctions, other trade regulations, and relations;
•	potential application of more stringent regulations relating to privacy, data protection, and data security, and the authorized use of, or access to, commercial and personal information;
•	potential changes in trade relations, regulations, or laws;
•

exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (FCPA), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and

•	unexpected changes in tax laws.

If we invest substantial time and resources to further expand our cross-border payments offering and are unable to do so successfully and in a timely manner, our business and operating results may suffer.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have no experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial condition may suffer.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner under certain open source licenses, we could be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, operating results, and financial condition may suffer.

We believe that maintaining and enhancing the Bill.com brand is important to support the marketing and sale of our existing and future products to new customers and strategic partners and to expand sales of our platform to existing customers and strategic partners. Our ability to protect our brand is limited as a result of its descriptive nature. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.

No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.

We have been in the past, and may in the future be, subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We have been in the past and may in the future become subject to intellectual property disputes. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition.

The software industry is characterized by the existence of many patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, and damaging to our reputation and brand.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Our agreements with strategic partners and some larger customers include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. Although we normally limit our liability with respect to such obligations in our contracts with direct customers and with customers acquired through our accounting firm partners, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products, as a result of IP-related claims. Any dispute with a customer with respect to these obligations could have adverse effects on our relationship with that customer and other existing or new customers, and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

Changes to payment card networks fees or rules could harm our business.

We are required to comply with Mastercard, American Express, and Visa payment card network operating rules in connection with our virtual card payments service and our subscription billing engine. We have agreed to reimburse our service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other card-related products in the future, which would entail additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to make payments using virtual cards, or such payments could become prohibitively expensive for us or for our customers. If we are unable to make customer payments to vendors using virtual cards, our business would be adversely affected.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations, licensing schemes, and industry standards that we have assessed as applicable to our business and we are continually investing more in this program, there can be no assurance that our employees or contractors will not violate such laws, rules, regulations, licensing schemes, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, licensing schemes, industry standards, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, standards or orders), may:

•

subject us to significant fines, penalties, criminal and civil lawsuits, license suspension or revocation, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions levied by federal, state, local or foreign regulators, state attorneys general and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;

•	result in additional compliance and licensure requirements;
•	increase regulatory scrutiny of our business; and
•	restrict our operations and force us to change our business practices or compliance program, make product or operational changes, or delay planned product launches or improvements.

The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the scope of our international operations and the evolving regulatory environment, could result in a single event giving rise to many overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions.

Any of the foregoing could, individually or in the aggregate, harm our reputation as a trusted provider, damage our brands and business, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, expose us to legal risk and potential liability, and adversely affect our results of operations and financial condition.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of June 30, 2019, we had U.S. federal net operating loss (NOL) carryforwards of approximately $104.2 million and state net operating loss carryforwards of approximately $71.3 million. The federal and material state net operating loss carryforwards will begin to expire in 2026. As of June 30, 2019, we had U.S. federal research and development tax credit carryforwards of approximately $4.7 million and state research and development tax credit carryforwards of approximately $4.3 million. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of this offering or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/ carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offering and adversely affect our operating results.

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely effect our business and operating results.

Changes in our effective tax rate or tax liability may adversely effect our operating results.

Our effective tax rate could increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•

changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals; and
•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our operating results.

Natural catastrophic events and man-made problems such as power-disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Palo Alto, California and a smaller presence in Houston, Texas, and our data centers are located in California and Arizona. The west coast of the United States contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

Additionally, as computer malware, viruses, and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we, and third parties upon which we rely, face increased risk in maintaining the performance, reliability, security, and availability of our solutions and related services and technical infrastructure to the satisfaction of our customers. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches related to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.

In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

We are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. Furthermore, for fiscal 2018, we identified material weaknesses in our internal control over financial reporting relating to our financial statement close process and reconciliation of funds held for customers. While no material weaknesses were identified in fiscal 2019, our remediation efforts are still ongoing and there can be no assurance that we will not experience additional material weaknesses in the future.

We will also be required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles (GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock- based awards, including the determination of fair value of common stock, and the period of benefit for amortizing deferred commissions, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Any future litigation against us could be costly and time-consuming to defend.

In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in the Prospectus or this Quarterly Report on Form 10-Q, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in the Prospectus, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

Although we currently only operate in the United States, in the future we will seek to expand internationally and will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions. As part of our compliance efforts, we scan our customers against OFAC and other watchlists. While we offer services only to customers domiciled in the United States, our application could be accessed from anywhere in the world. If our service is accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws. Anti- corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the United States, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our Senior Secured Credit Facilities Credit Agreement provides our lender with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our Senior Secured Credit Facilities Credit Agreement (Senior Facilities Agreement) restricts our ability to, among other things:

•

use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions, unless the value of the assets subject thereto does not exceed a certain threshold;

•	incur additional indebtedness;
•	incur liens upon our property;
•	dispose of certain assets;
•	declare dividends or make certain distributions; and
•	undergo a merger or consolidation or other transactions.

Our Senior Facilities Agreement also prohibits us during certain covered time periods from allowing Net Revenue (as defined in the Senior Facilities Agreement) for any fiscal quarter to be less than prescribed minimums. Our ability to comply with this and other covenants is dependent upon several factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Senior Facilities Agreement, could result in an event of default under the Senior Facilities Agreement, which would give our lender the right to terminate its commitments to provide additional loans under the Senior Facilities Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against all of our assets as collateral. Failure to comply with the covenants or other restrictions in the Senior Facilities Agreement could result in a default. If the debt under our Senior Facilities Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our operating results, our stock price and the value of your investment could decline.

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;
•	our ability to attract new customers;
•	our ability to retain and grow engagement with our existing customers;
•	our ability to expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or identify and attract new partners;
•	customer expansion rates;
•	changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
•

the development or introduction of new platforms or services that are easier to use or more advanced than our current suite of services, especially related to the application of artificial intelligence-based services;

•	our failure to adapt to new forms of payment that become widely accepted, including cryptocurrency;
•	the adoption or retention of more entrenched or rival services in the international markets where we compete;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training, and integrating new employees, and retaining and motivating existing employees;
•	fluctuation in market interest rates, which impacts interest earned on funds held for customers;
•	the effects of acquisitions and their integration;
•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•	the impact of new accounting pronouncements;

•	changes in the competitive dynamics of our market;
•	security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and
•	awareness of our brand and our reputation in our target markets.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our quarterly operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Risks Related to Ownership of Our Common Stock

The stock price of our common stock has been, and will likely continue to be volatile, and you may lose part or all of your investment.

The market for our common stock has been, and will likely continue to be, volatile. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;
•	actual or anticipated fluctuations in our revenue and other operating results;
•	changes in the financial projections we may provide to the public or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•	rumors and market speculation involving us or other companies in our industry;
•	announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations;
•	acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	lawsuits threatened or filed against us, litigation involving our industry, or both;
•	developments or disputes concerning our or other parties’ products, services or intellectual property rights;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	interpretations of any of the above or other factors by trading algorithms, including those that employ natural language processing and related methods to evaluate our public disclosures;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•	the expiration of contractual lock-up or market stand-off agreements; and
•	sales of shares of our common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2019, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 61% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and affect the market price of our common stock.

Provisions in our restated certificate of incorporation and restated bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, with each class serving three- year staggered terms;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
•	provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (DGCL), our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended (Securities Act) or the rules and regulations thereunder in federal court.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of this offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of December 31st, our second fiscal quarter, of such fiscal year.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly compared to when we were a private company.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our Senior Credit Facilities Agreement contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the date of the Prospectus. These lock-up agreements limit the number of shares of capital stock that may be sold immediately following this offering. Subject to certain limitations, approximately 60,730,863 shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period. Goldman Sachs & Co. LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, there were 12,126,114 shares of common stock issuable upon the exercise of options outstanding as of December 31, 2019. We registered all of the shares of common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Based on shares outstanding as of December 31, 2019, holders of up to approximately 52,560,875 shares, or 74%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

From October 1, 2019 through December 12, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-235459), we issued and sold to our employees an aggregate of 154,916 shares of common stock upon the exercise of options under our 2006 Equity Incentive Plan (2006 Plan) and our 2016 Equity Incentive Plan (2016 Plan), at exercise prices ranging from $0.48 to $8.76 per share, or a weighted-average exercise price of $3.44 per share.

From October 1, 2019 through December 12, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-235459), we granted to our employees and other service providers an aggregate of 1,192,000 shares of stock options under our 2006 Plan, 2016 Plan and 2019 Equity Incentive Plan, at exercise prices ranging from $15.62 to $22.00 per share, or a weighted-average exercise price of $17.37 per share.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds

On December 16, 2019, we closed our IPO, in which we issued 11,297,058 shares of common stock at a public offering price of $22.00 per share, which included 1,473,529 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. We received $225.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2019 pursuant to Rule 424(b)(4) (Prospectus). The managing underwriters of our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc. and Jefferies LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation					X

3.2	Restated Bylaws					X

10.1	Form of Indemnification Agreement by and between Bill.com and each of its directors and executive officers	S-1	333-234730	10.1	November 15, 2019

10.2	Bill.com, Inc. 2006 Equity Incentive Plan, including form of equity agreements thereunder	S-1	333-234730	10.2	November 15, 2019

10.3	Bill.com Holdings, Inc. 2016 Equity Incentive Plan, including form of equity agreements thereunder	S-1	333-234730	10.3	November 15, 2019

10.4	Bill.com Holdings, Inc. 2019 Equity Incentive Plan, including form of equity agreements thereunder	S-1/A	333-234730	10.4	December 2, 2019

10.5	Bill.com Holdings, Inc. 2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder	S-1/A	333-234730	10.5	December 2, 2019

10.6	Office Lease Between US ER America Center 4, LLC (as Landlord) and Bill.com LLC (as Tenant)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

†	Registrant is requesting or has previously been granted confidential treatment with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 11, 2020	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 11, 2020	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)