Form 10-Q
period 2020-03-31
Bill.com Holdings, Inc.
filed 2020-05-08
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2020, the registrant had 72,578,777 shares of common stock, $0.00001 par value per share, outstanding.

BILL.COM HOLDINGS, INC.

		Page
Special Note Regarding Forward-Looking Statements		1

Part 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Nine months ended March 31, 2020 and 2019	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine months ended March 31, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the Nine months ended March 31, 2020 and 2019	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	42

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	73

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

•	the COVID-19 pandemic, and its impact on our employees, customers, strategic partners, vendors, our results of operations, liquidity and financial condition;
•	our business plan and our ability to effectively manage our growth;
•	our market opportunity, including our total addressable market;
•	our international expansion plans and ability to expand internationally;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	beliefs and objectives for future operations;
•	our ability to further attract, retain, and expand our customer base;
•	our ability to develop new products and services and bring them to market in a timely manner;
•	the effects of seasonal trends on our results of operations;
•	our expectations concerning relationships with third parties, including strategic partners;
•	our ability to maintain, protect, and enhance our intellectual property;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	future acquisitions or investments in complementary companies, products, services, or technologies;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•	economic and industry trends, projected growth, or trend analysis;
•	our ability to attract and retain qualified employees;
•	the increased expenses associated with being a public company; and
•	the future market prices of our common stock.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Additionally, the full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$228,585	$90,306
Short-term investments	153,838	71,969
Accounts receivable, net	3,440	4,398
Unbilled revenue	6,151	4,795
Prepaid expenses and other current assets	25,137	12,326
Funds held for customers	1,353,552	1,329,306
Total current assets	1,770,703	1,513,100
Property and equipment, net	12,317	6,557
Other assets	6,819	6,641
Total assets	$1,789,839	$1,526,298

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,477	$5,063
Accrued compensation and benefits	6,723	4,333
Other accrued and current liabilities	10,894	6,556
Redeemable convertible preferred stock warrant liabilities	—	688
Deferred revenue	6,101	3,469
Line of credit borrowings	2,300	—
Customer fund deposits	1,353,552	1,329,306
Total current liabilities	1,386,047	1,349,415
Deferred revenue, non-current	2,098	1,786
Other long-term liabilities	11,745	1,447
Total liabilities	1,399,890	1,352,648
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock: none authorized, issued and outstanding at March 31, 2020; 106,090 shares authorized, and 52,435 shares issued and outstanding at June 30, 2019	—	276,307
Stockholders' equity (deficit):
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 and 169,300 shares authorized; 72,460 and 8,154 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	2	1
Additional paid-in capital	530,190	14,672
Accumulated other comprehensive (loss) income	(994)	326
Accumulated deficit	(139,249)	(117,656)
Total stockholders' equity (deficit)	389,949	(102,657)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,789,839	$1,526,298

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Revenue
Subscription and transaction fees	$36,092	$22,112	$97,604	$60,726
Interest on funds held for customers	5,138	6,132	17,886	15,941
Total revenue	41,230	28,244	115,490	76,667
Cost of revenue	10,110	7,914	29,044	21,430
Gross profit	31,120	20,330	86,446	55,237
Operating expenses
Research and development	13,969	7,899	38,476	19,477
Sales and marketing	11,802	7,365	33,560	20,165
General and administrative	15,064	7,904	38,347	20,245
Total operating expenses	40,835	23,168	110,383	59,887
Loss from operations	(9,715)	(2,838)	(23,937)	(4,650)
Other income, net	1,397	734	2,396	1,737
Loss before provision for (benefit from) income taxes	(8,318)	(2,104)	(21,541)	(2,913)
Provision for (benefit from) income taxes	1	(70)	52	(97)
Net loss	$(8,319)	$(2,034)	$(21,593)	$(2,816)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.26)	$(0.63)	$(0.37)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	72,379	7,946	34,167	7,701

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Net loss	$(8,319)	$(2,034)	$(21,593)	$(2,816)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments in available- for-sale securities, before tax	(1,014)	268	(1,320)	438
Income tax	—	(69)	—	(113)
Comprehensive loss	$(9,333)	$(1,835)	$(22,913)	$(2,491)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands)

	Three months ended March 31, 2020
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	—	$—	72,267	$2	$524,260	$20	$(130,930)	$393,352
Exercise of stock options	—	—	193	—	845	—	—	845
Stock-based compensation	—	—	—	—	5,085	—	—	5,085
Other comprehensive loss, net of tax	—	—	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	—	—	(8,319)	(8,319)
Balance at March 31, 2020	—	$—	72,460	$2	$530,190	$(994)	$(139,249)	$389,949

	Nine months ended March 31, 2020
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)

Balance at June 30, 2019	52,435	$276,307	8,154	$1	$14,672	$326	$(117,656)	$(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Exercise of stock options	—	—	509	—	1,746	—	—	1,746
Exercise of stock warrants	—	—	65	—	144	—	—	144
Stock-based compensation	—	—	—	—	10,436	—	—	10,436
Other comprehensive loss, net of tax	—	—	—	—	—	(1,320)	—	(1,320)
Net loss	—	—	—	—	—	—	(21,593)	(21,593)
Balance at March 31, 2020	—	$—	72,460	$2	$530,190	$(994)	$(139,249)	$389,949

	Three months ended March 31, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit

Balance at December 31, 2018	51,345	$258,248	7,879	$1	$10,816	$(51)	$(111,124)	$(100,358)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,090	18,045	—	—	—	—	—	—
Exercise of stock options	—	—	136	—	365	—	—	365
Stock-based compensation	—	—	—	—	1,376	—	—	1,376
Issuance of warrants	—	—	—	—	87	—	—	87
Other comprehensive income, net of tax	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(2,034)	(2,034)
Balance at March 31, 2019	52,435	$276,293	8,015	$1	$12,644	$148	$(113,158)	$(100,365)

	Nine months ended March 31, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit

Balance at June 30, 2018	47,131	$191,147	7,345	$1	$8,614	$(177)	$(110,342)	$(101,904)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	5,304	85,146	—	—	—	—	—	—
Exercise of stock options	—	—	670	—	1,314	—	—	1,314
Stock-based compensation	—	—	—	—	2,577	—	—	2,577
Issuance of stock warrants	—	—	—	—	139	—	—	139
Other comprehensive income, net of tax	—	—	—	—	—	325	—	325
Net loss	—	—	—	—	—	—	(2,816)	(2,816)
Balance at March 31, 2019	52,435	$276,293	8,015	$1	$12,644	$148	$(113,158)	$(100,365)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,593)	$(2,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,205	2,419
Stock-based compensation	10,436	2,577
Accretion of discount on investment in marketable debt securities	(2,855)	(885)
Revaluation of warrant liabilities and forfeiture of warrants	717	(139)
Issuance of warrants	—	139
Deferred income taxes	—	(113)
Changes in assets and liabilities:
Accounts receivable	958	(1,704)
Unbilled revenue	(1,356)	(1,385)
Prepaid expenses and other current assets	(10,843)	(4,341)
Other assets	(1,047)	(804)
Accounts payable	(1,475)	3,140
Accrued and other current liabilities	6,893	1,782
Other long-term liabilities	10,689	(212)
Deferred revenue	2,944	264
Net cash used in operating activities	(3,327)	(2,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of corporate and customer fund short-term investments	(830,694)	(633,405)
Proceeds from maturities of corporate and customer fund short-term investments	596,311	550,814
Proceeds from sale of corporate and customer fund short-term investments	25,337	54,715
Decrease (increase) in restricted cash and cash equivalents and other receivables included in funds held for customers	102,498	(240,851)
Purchases of property and equipment	(5,736)	(2,259)
Capitalization of internal-use software costs	(489)	(1,315)
Decrease (increase) in restricted cash	550	(550)
Net cash used in investing activities	(112,223)	(272,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	225,544	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	87,875
Increase in customer fund deposits liability	24,246	264,897
Proceeds from line of credit borrowings	2,300	—
Payments on bank borrowings	—	(833)
Proceeds from exercise of stock options	1,746	1,316
Proceeds from exercise of stock warrants	144	—
Payments of deferred debt issuance costs	(151)	—
Net cash provided by financing activities	253,829	353,255
NET INCREASE IN CASH AND CASH EQUIVALENTS	138,279	78,326
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,306	22,401
CASH AND CASH EQUIVALENTS, END OF PERIOD	$228,585	$100,727

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound and the Company has not experienced material losses. There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that credit losses on financial assets, such as trade receivables and available-for-sale debt securities, be recognized as allowance for losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Topic 326 was subsequently amended by ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates. ASU 2016-13 is effective for nonpublic business entities in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact of this amendment on its consolidated financial statements.

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

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and Deferred Costs

The Company generates revenue from two primary sources: (1) subscription and transaction fees and (2) interest on funds held for customers. The Company’s customers include small and midsize businesses (SMB), accounting firms and financial institutions. The Company’s subscription and transaction fees are disaggregated by customer category and consisted of the following (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Small-to-midsize business and accounting firm customers	$33,356	$19,537	$89,789	$53,958
Financial institution customers	2,736	2,575	7,815	6,768
Total subscription and transaction fees	$36,092	$22,112	$97,604	$60,726

Remaining performance obligations with financial Institutions

As of March 31, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $43.7 million. Of this amount, the Company expects to recognize $7.5 million within one year and $36.2 million thereafter.

Deferred revenue

Subscription and transaction fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the condensed consolidated balance sheets. The current portion of the deferred revenue was $6.1 million and $3.5 million as of March 31, 2020 and June 30, 2019, respectively. The non-current portion of the deferred revenue was $2.1 million and $1.8 million as of March 31, 2020 and June 30, 2019, respectively. During the three and nine months ended March 31, 2020, the Company recognized $1.7 million and $4.4 million, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2019. During the three and nine months ended March 31, 2019, the Company recognized $0.5 million and $2.7 million, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2018.

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

	March 31,	June 30,
	2020	2019
Deferred sales commissions:
Current	$2,440	$1,674
Non-current	4,169	3,069
Total deferred sales commissions	$6,609	$4,743
Deferred service costs:
Current	$669	$755
Non-current	2,002	2,173
Total deferred service costs	$2,671	$2,928

The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying condensed consolidated balance sheets.

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$42,608	$—	$—	$42,608
Corporate bonds	—	5,583	—	5,583
	42,608	5,583	—	48,191
Short-term investments:
U.S. treasury securities	28,373	—	—	28,373
Corporate bonds	—	99,492	—	99,492
Asset-backed securities	—	25,973	—	25,973
	28,373	125,465	—	153,838
Funds held for customers:
Restricted cash equivalents	362,029	80,271	—	442,300
Corporate bonds	—	469,071	—	469,071
Certificates of deposit	—	78,714	—	78,714
U.S. treasury securities	19,419	—	—	19,419
	381,448	628,056	—	1,009,504
Total assets measured at fair value	$452,429	$759,104	$—	$1,211,533

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$13,718	$—	$—	$13,718
	13,718	—	—	13,718
Short-term investments:
U.S. treasury securities	64,758	—	—	64,758
Corporate bonds	—	4,787	—	4,787
Asset-backed securities	—	2,424	—	2,424
	64,758	7,211	—	71,969
Funds held for customers:
Restricted cash equivalents	424,219	—	—	424,219
Corporate bonds	—	302,070	—	302,070
Certificates of deposit	—	105,377	—	105,377
U.S. treasury securities	30,960	—	—	30,960
	455,179	407,447	—	862,626
Total assets measured at fair value	$533,655	$414,658	$—	$948,313
Liabilities
Redeemable convertible preferred stock warrant liabilities	$—	$—	$688	$688
Total liabilities measured at fair value	$—	$—	$688	$688

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

The table below sets forth a summary of the changes in the fair value of Level 3 financial liabilities as of and for the periods presented (in thousands):

	Three months ended March 31,	Nine months ended March 31,
	2019	2020	2019
Fair value, beginning of period	$358	$688	$663
Change in fair value	166	717	155
Reclassification to additional paid-in capital	—	(1,405)	—
Forfeiture of warrants	—	—	(294)
Fair value, end of period	$524	$—	$524

The key inputs used in the Black-Scholes option-pricing model to measure the fair value of Level 3 financial liabilities as of June 30, 2019 were as follows:

Expected term (in years)	0.57
Expected volatility	51.0%
Risk-free interest rate	2.0%
Expected dividend yield	0%

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$100,034	$29	$(571)	$99,492
U.S. treasury securities	28,193	180	—	28,373
Asset-backed securities	26,054	24	(105)	25,973
	$154,281	$233	$(676)	$153,838

	June 30, 2019
	Amortized cost	Gross unrealized gains	Fair value
U.S. treasury securities	$64,683	$75	$64,758
Corporate bonds	4,787	—	4,787
Asset-backed securities	2,424	—	2,424
	$71,894	$75	$71,969

The amortized cost and fair value amounts include accrued interest receivable of $0.5 million and $0.2 million as of March 31, 2020 and June 30, 2019, respectively.

As of March 31, 2020, approximately 81% and 19% of our investments in marketable debt securities mature within one year and after one year through two years, respectively. As of June 30, 2019, 100% of our investments in marketable debt securities mature within one year.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 (in thousands):

	March 31, 2020
	Fair value	Unrealized losses
Corporate bonds	$51,296	$(571)
Asset-backed securities	18,270	(105)
Total	$69,566	$(676)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three or nine months ended March 31, 2020 and 2019.

NOTE 5 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2020	2019
Restricted cash and other receivables	$346,327	$470,971
Restricted cash equivalents	442,300	424,219
Corporate bonds	469,071	302,070
Certificates of deposit	78,714	105,377
U.S. treasury securities	19,419	30,960
Total funds held for customers	1,355,831	1,333,597
Less - income earned by the Company included in other current assets	(2,279)	(4,291)
Total funds held for customers, net of income earned by the Company	$1,353,552	$1,329,306

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$469,504	$505	$(938)	$469,071
Certificates of deposit	78,753	97	(136)	78,714
U.S. treasury securities	19,238	181	—	19,419
Total	$567,495	$783	$(1,074)	$567,204

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$301,755	$327	$(12)	$302,070
Certificates of deposit	105,297	81	(1)	105,377
U.S. treasury securities	30,927	33	—	30,960
Total	$437,979	$441	$(13)	$438,407

The amortized cost and fair value amounts include accrued interest receivable of $2.4 million and $1.9 million and as of March 31, 2020 and June 30, 2019, respectively.

As of March 31, 2020, approximately 99% and 1% of our funds held for customers that were invested in short-term marketable debt securities mature within one year and after one year through two years, respectively. As of June 30, 2019, 100% of our funds held for customers that were invested in short-term marketable debt securities mature within one year.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2020
	Fair value	Unrealized losses
Corporate bonds	$235,152	$(938)
Certificates of deposit	33,966	(136)
Total	$269,118	$(1,074)

	June 30, 2019
	Fair value	Unrealized losses
Corporate bonds	$46,065	$(12)
Certificates of deposit	12,027	(1)
Total	$58,092	$(13)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three or nine months ended March 31, 2020 and 2019.

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS

Property and equipment – Property and equipment consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2020	2019
Computers, software and equipment	$10,919	$10,341
Capitalized software	3,876	3,387
Furniture and fixtures	3,116	1,859
Leasehold improvements	9,076	2,435
Property and equipment, gross	26,987	18,022
Less: accumulated depreciation and amortization	(14,670)	(11,465)
Property and equipment, net	$12,317	$6,557

Depreciation and amortization expense was $1.1 million and $3.2 million during the three and nine months ended March 31, 2020, respectively, and $0.8 million and $2.4 million, during the three and nine months ended March 31, 2019, respectively.

Other accrued and current liabilities – Other accrued and current liabilities consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2020	2019
Accrued sales and use tax	$4,941	$2,881
Deferred rent and lease incentives	1,189	494
Accrued license fees	454	131
Non-sufficient funds reserve	407	147
Current portion of a long-term payable for a purchase of software	393	512
Other	3,510	2,391
Total	$10,894	$6,556

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

The Senior Facilities Agreement requires the Company to comply with certain restricted covenants. As of March 31, 2020 and June 30, 2019, the Company was in compliance with the loan covenants. Borrowings under the Senior Facilities are secured by substantially all of the Company’s assets, and are fully and unconditionally guaranteed by Bill.com Holdings, Inc. Available funds under the Company’s Senior Facilities Agreement, after deducting the line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of March 31, 2020. The interest rate on the line of credit borrowings was 2.0% per annum as of as of March 31, 2020.

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 EIP), which became effective on the date immediately prior to the date on which the Company’s Registration Statement on Form S-1 was declared effective by the SEC. Awards granted under the 2019 EIP may include stock options, restricted stock units (RSUs), or restricted stock awards, as determined by the Company’s board of directors.

Stock Options

During the nine months ended March 31, 2020, the Company granted an aggregate of 2,738,740 shares of stock options, with weighted average exercise prices of $15.12 per share. There were no stock option grants during the three months ended March 31, 2020. The fair value of options granted before the closing of the IPO was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 6.25 years, (ii) expected volatility of 50%, (iii) risk-free interest rate range of 1.59% to 1.88% and (iv) expected dividend yield of 0%.

As of March 31, 2020, the total unamortized stock-based compensation expense related to the unvested stock options was $26.9 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

Restricted Stock Units

In February 2020, the Company began issuing RSUs to certain employees and nonemployee board members under the 2019 EIP. During the three months ended March 31, 2020, the Company granted an aggregate of 193,035 RSUs with a weighted grant-date fair value of $51.61 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of March 31, 2020, the total unamortized stock-based compensation expense related to the unvested RSUs was $9.3 million, which the Company expects to amortize over a weighted-average period of 3.5 years.

2019 Employee Stock Purchase Plan

On November 26, 2019, the Company’s board of directors approved the 2019 Employee Stock Purchase Plan (ESPP), which became effective on the date the Company’s Registration Statement on Form S-1 was declared effective by the SEC. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees a means to acquire shares of common stock through payroll deductions. Under the ESPP, the Company initially reserved for issuance 1,400,000 shares of common stock, which will increase automatically on July 1 of each fiscal year during the term of the ESPP by the number of shares equal to 1% of the total number of shares of common stock and preferred stock (on as-converted basis) outstanding as of the immediately preceding June 30th, unless the board of directors elects to authorize a lesser number of shares; provided, that, the total number of shares issued under the ESPP may not exceed 14,000,000 shares of common stock.

The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. The first business day of each offering period is the offering date. No offering period may last more than 27 months. Each offering period is comprised of two six-month purchase periods. The initial offering period of the ESPP started on December 11, 2019, which is the effective date of the ESPP, and will end on February 14, 2021, with two purchase periods on August 14, 2020 and February 14, 2021. Thereafter, a new 12-month offering period will commence on each subsequent February 15th and August 15th (or if such date is not a business day, then on the business day immediately following such date), with each such offering period consisting of two separate 6-month purchase periods ending on August 14th and February 14th, respectively. Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date or (ii) the purchase date.

The fair value of ESPP offerings during the nine months ended March 31, 2020 was estimated at the date of each offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.5 year to 1.17 years, (ii) expected volatility of 50%, (iii) risk-free interest rate range of 1.47% to 1.56% and (iv) expected dividend yield of 0%.

As of March 31, 2020, the total unrecognized compensation expense related to the ESPP was $2.9 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Expense

Stock-based compensation expense from stock options, RSUs and ESPP was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Cost of revenue	$422	$93	$781	$205
Research and development	1,466	379	3,221	731
Sales and marketing	767	299	1,643	586
General and administrative	2,430	605	4,791	1,055
Total	$5,085	$1,376	$10,436	$2,577

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of March 31, 2020, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Interest income	$1,417	$1,043	$3,307	$2,093
Interest expense	(23)	(142)	(198)	(451)
Revaluation of warrant liabilities and forfeiture of warrants	—	(166)	(717)	128
Other	3	(1)	4	(33)
Total	$1,397	$734	$2,396	$1,737

NOTE 10 – INCOME TAXES

The Company’s provision for (benefit from) income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowance related mainly to the Company’s net operating loss carryforwards and research and development credits.

The provision for income taxes during the nine months ended March 31, 2020 pertains primarily to state income taxes. The benefit from income taxes during the nine months ended March 31, 2019 pertains primarily to the income tax benefit that is reported on the condensed consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of comprehensive loss.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under non-cancelable operating lease agreements, which include an 11-year lease of the Company’s future principal executive offices that was entered into in December 2019. These operating leases expire through April 2031.

Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $1.7 million and $3.3 million, during the three and nine months ended March 31, 2020, respectively, and $0.6 million and $1.6 million during the three and nine months ended March 31, 2019, respectively.

Future minimum lease payments under non-cancelable leases as of March 31, 2020 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2020	$674
2021	1,633
2022	6,768
2023	6,973
2024	7,179
Thereafter	50,547
Total	$73,774

Other agreements

The Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.  The expense recognized under this agreement, which is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations, was $0.5 million and $1.5 million during the three and nine months ended March 31, 2020, respectively, and $0.6 million and $1.7 million during the three and nine months ended March 31, 2019, respectively.

The Company purchased a software license and maintenance and support services from a vendor that are payable on an installment basis through August 2021 under a non-cancellable service agreement.

Future payments under these agreements are as follows as of March 31, 2020 (in thousands).

Fiscal years ending June 30:	Amount
Remainder of 2020	$750
2021	3,000
2022	2,000
2023	2,000
2024	2,000
Thereafter	5,500
Total	$15,250

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2020, the estimate of the provision for litigation liability is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(8,319)	$(2,034)	$(21,593)	$(2,816)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	72,379	7,946	34,167	7,701
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.26)	$(0.63)	$(0.37)

For periods the Company is in a loss position, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders.  Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	March 31,
	2020	2019
Stock options	11,706	6,458
Restricted stock units	192	—
Warrants to purchase common stock	62	23
Convertible redeemable preferred stock	—	51,344
Warrants to purchase redeemable convertible preferred stock	—	64
Total	11,960	57,889

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the Securities and Exchange Commission (SEC), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on December 12, 2019 (Prospectus). Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is June 30, and our fiscal quarters end on September 30, December 31, and March 31.

Overview

We are a leading provider of cloud-based software that simplifies, digitizes, and automates complex back-office financial operations for small and midsize businesses (SMBs). By transforming how SMBs manage their cash inflows and outflows, we create efficiencies and free our customers to run their businesses.

Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, send and receive payments, reconcile their books, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, and payment processors, enabling our customers to access these mission-critical services through a single connection. In essence, we sit at the center of an SMB’s accounts payable and accounts receivable operations.

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of March 31, 2020, our partners included some of the most trusted brands in the financial services business, including more than 70 of the top 100 accounting firms and several of the largest financial institutions in the United States, including Bank of America, JPMorgan Chase and American Express. As we add customers and partners, we expect our network to continue to grow organically.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue was $41.2 million and $28.2 million during the three months ended March 31, 2020 and 2019, respectively, an increase of 46%, and $115.5 million and $76.7 million during the nine months ended March 31, 2020 and 2019, respectively, an increase of 51%. We generated net losses of $8.3 million and $2.0 million during the three months ended March 31, 2020 and 2019, respectively, and $21.6 million and $2.8 million during the nine months ended March 31, 2020 and 2019, respectively.

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

COVID-19

In December 2019, a strain of novel coronavirus (COVID-19) was reported in Wuhan, China, and began to be reported in the U.S. in January 2020. Since then, COVID-19 has spread throughout the U.S. and the world. In January 2020, the World Health Organization declared COVID-19 a public health emergency of international concern and in early March 2020, it declared COVID-19 a pandemic.

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 spread, it has significantly impacted the health and economic environment around the world. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed most public and commercial establishments, including schools, restaurants and shopping malls. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. A negative impact on our customers may cause them to go out of business, request discounts, extension of payment terms, or cancelation of their subscription to our platform. Any of these actions will have a negative impact on our future results of operations, liquidity and financial condition.

Our business continues to operate despite the disruption of many business operations in the U.S. and our decision to require our employees to work from remote locations due to the COVID-19 pandemic. Since the government pandemic restrictions across the U.S. were imposed only in mid to late March 2020, our results of operations during the full fiscal quarter ended March 31, 2020 were not materially impacted. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we are unable to predict the full impact that COVID-19 will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S., the impact to our customers, strategic partners and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Key Factors Affecting Our Performance

Acquiring New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from SMBs, as well as the impact caused by the COVID-19 pandemic. As of March 31, 2020, we had over 91,000 customers across a wide variety of industries and geographies in the United States.

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

Our ability to monetize our payments-related services is an important part of our business model. Today, we charge fixed and variable transaction fees for payment transactions initiated, and our revenue and payment volume generally grow as customers process more transactions on our platform. Our ability to influence customers to process more transactions on our platform will have a direct impact on our transaction fee revenue. As payment volume grows, we experience growth in the level of funds held for customers and we also earn interest revenue on these funds while payment transactions are clearing. Our interest earned on customer funds is positively correlated with our interest earnings rate and with customer fund balances. Our interest earnings rate is a function of the market interest rate environment and the mix of our investments across interest bearing accounts, government money market funds, and highly liquid, investment-grade fixed income marketable securities. The fund balances are a function of the amount of money transmitted by our customers and the mix of payment types, with some payment types averaging more days in transit than others.

Investing in Sales and Marketing

We will continue to drive awareness and generate demand to acquire new customers and develop new accounting firm and strategic partner relationships; however, we will adjust our sales and marketing spend level as needed in response to changes in the economic environment. We will continue to expand efforts to market our platform directly to businesses through online digital marketing, referral programs and other programs. Our investment in supporting accounting firms and strategic partners has been significant. We support these accounting firms and strategic partners through education and training initiatives like hosting webinars and developing sell-sheet case studies. In late March 2020, we implemented a short-term initiative to help new customers negatively impacted by the COVID-19 pandemic by offering them a three month free subscription, in addition to our standard 30-day risk-free trial. As a result, our subscription fees may be negatively impacted during the course of this initiative.

Investing in Our Platform

We intend to increase our investment in our platform to maintain our position as a leading provider of SMB back-office financial software. To drive adoption and increase penetration within our base, we will continue to introduce new products and features. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features that meet and anticipate SMB needs.

As a result, we expect our expenses related to research and development to increase. These efforts will require us to invest significant financial and other resources.

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

				As of March 31,
				2020	2019	% Growth
Number of customers				91,300	71,600	28%

	Three months ended March 31,			Nine months ended March 31,
	2020	2019	% Growth	2020	2019	% Growth
Total Payment Volume (amounts in millions)	$24,233	$17,925	35%	$71,047	$51,076	39%

	Three months ended March 31,			Nine months ended March 31,
	2020	2019	% Growth	2020	2019	% Growth
Transactions processed	6,047,000	4,932,000	23%	18,239,000	14,291,000	28%

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

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define Total Payment Volume (TPV) as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three and nine months ended March 31, 2020 and 2019.

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

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Non-GAAP gross profit	$32,498	$21,473	$90,153	$58,030
Non-GAAP gross margin	78.8%	76.0%	78.1%	75.7%
Free cash flow	$(2,091)	$(1,069)	$(9,552)	$(5,652)

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

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Total revenue	$41,230	$28,244	$115,490	$76,667
Gross profit	31,120	20,330	86,446	55,237
Add:
Stock-based compensation expense	422	93	781	205
Depreciation and amortization expense and amortization of deferred costs	956	1,050	2,926	2,588
Non-GAAP gross profit	$32,498	$21,473	$90,153	$58,030
Gross margin	75.5%	72.0%	74.9%	72.0%
Non-GAAP gross margin	78.8%	76.0%	78.1%	75.7%

Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities, reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash provided by (used in) operating activities for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$822	$101	$(3,327)	$(2,078)
Purchases of property and equipment	(2,764)	(688)	(5,736)	(2,259)
Capitalization of internal-use software costs	(149)	(482)	(489)	(1,315)
Free cash flow	$(2,091)	$(1,069)	$(9,552)	$(5,652)

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

Cost of Revenue and Expenses

Cost of revenue – Cost of revenue consists primarily of personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, certain costs that are directly attributed to processing customers’ transactions (such as the cost of printing checks), postage for mailing checks, expenses for processing payments (ACH, check, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our strategic partners’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software, fees on the investment of customer funds, and allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in growing our business.

Research and development – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, incurred in developing new products or enhancing existing products, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs in cost of revenue over the estimated life of the new product or incremental functionality, which is generally three years.

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

Sales and Marketing – Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, sales commissions, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.

We focus our sales and marketing efforts on generating awareness of our company, platform, and products, creating sales leads, and establishing and promoting our brand. We plan to continue investing in sales and marketing efforts by driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events; however, we will adjust our sales and marketing spend level as needed, and may fluctuate from period to period, in response to changes in the economic environment.

General and Administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, risk management, legal and compliance, human resources and information technology, costs incurred for external professional services, losses from fraud and credit exposure, and allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other Income, Net – Other income, net consists primarily of interest income on corporate funds invested in money market instruments and highly liquid, investment-grade fixed income marketable securities, partially offset by interest expense on our bank borrowings and losses on the revaluation of redeemable convertible preferred stock warrant liabilities.

Provision for (Benefit from) Income Taxes – This consists of state income taxes and income tax benefit shown on the condensed consolidated statements of operations that is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of other comprehensive loss.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Revenue
Subscription and transaction fees	$36,092	$22,112	$97,604	$60,726
Interest on funds held for customers	5,138	6,132	17,886	15,941
Total revenue	41,230	28,244	115,490	76,667
Cost of revenue (1)	10,110	7,914	29,044	21,430
Gross profit	31,120	20,330	86,446	55,237
Operating expenses
Research and development (1)	13,969	7,899	38,476	19,477
Sales and marketing (1)	11,802	7,365	33,560	20,165
General and administrative (1)	15,064	7,904	38,347	20,245
Total operating expenses	40,835	23,168	110,383	59,887
Loss from operations	(9,715)	(2,838)	(23,937)	(4,650)
Other income, net	1,397	734	2,396	1,737
Loss before provision for (benefit from) income taxes	(8,318)	(2,104)	(21,541)	(2,913)
Provision for (benefit from) income taxes	1	(70)	52	(97)
Net loss	$(8,319)	$(2,034)	$(21,593)	$(2,816)

(1) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Cost of revenue	$422	$93	$781	$205
Research and development	1,466	379	3,221	731
Sales and marketing	767	299	1,643	586
General and administrative	2,430	605	4,791	1,055
	$5,085	$1,376	$10,436	$2,577

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Revenue
Subscription and transaction fees	88%	78%	85%	79%
Interest on funds held for customers	12%	22%	15%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue	25%	28%	25%	28%
Gross margin	75%	72%	75%	72%
Operating expenses
Research and development	34%	28%	33%	25%
Sales and marketing	29%	26%	29%	26%
General and administrative	36%	28%	34%	27%
Total operating expenses	99%	82%	96%	78%
Loss from operations	(24)%	(10)%	(21)%	(6)%
Other income, net	4%	3%	2%	2%
Loss before provision for (benefit from) income taxes	(20)%	(7)%	(19)%	(4)%
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(20)%	(7)%	(19)%	(4)%

Comparison of the three months ended March 31, 2020 and 2019

Revenue

The components of our revenue during the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Subscription and transaction fees	$36,092	$22,112	$13,980	63%
Interest on funds held for customers	5,138	6,132	(994)	(16)%
Total revenue	$41,230	$28,244	$12,986	46%

Subscription and transaction fees increased to $36.1 million during the three months ended March 31, 2020 from $22.1 million during the three months ended March 31, 2019, an increase of $14.0 million or 63%. Subscription fees increased to $22.3 million during the three months ended March 31, 2020 from $15.4 million during the three months ended March 31, 2019, an increase of $6.9 million or 44%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $13.8 million during the three months ended March 31, 2020 from $6.7 million during the three months ended March 31, 2019, an increase of $7.1 million or 106%, due primarily to increased adoption of new product offerings and the increase in the number of transactions initiated. Our total customers increased to over 91,000 as of March 31, 2020 compared to over 71,000 as of March 31, 2019, or an increase of approximately 28%. Our average subscription revenue and transaction fees per customer increased by 17% and 67%, respectively, during the three months ended March 31, 2020, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $5.1 million during the three months ended March 31, 2020 from $6.1 million during the three months ended March 31, 2019, a decrease of $1.0 million or 16%. The decrease was due to the decrease in the yield we earned from investing customer funds. The annualized rate of return earned on customer funds held was 1.51% during the three months ended March 31, 2020, a decrease of 74 basis points over the annualized yield during the same period in fiscal 2019. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to significantly cut the federal funds rate in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by 115 basis points during the three months ended March 31, 2020 over the same period in fiscal 2019. The decrease in yield on funds held for customers was partially offset by the increase in the balance of customer funds held while payment transactions are clearing. The average daily balance of customer funds in transit increased to approximately $1.4 billion during the three months ended March 31, 2020 from approximately $1.1 billion during the three months ended March 31, 2019, an increase of 24%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $24.2 billion during the three months ended March 31, 2020 from approximately $17.9 billion during the three months ended March 31, 2019, an increase of 35%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Cost of revenue	$10,110	$7,914	$2,196	28%
Gross profit	$31,120	$20,330	$10,790	53%
Gross margin	75%	72%

Cost of revenue increased to $10.1 million during the three months ended March 31, 2020 from $7.9 million during the three months ended March 31, 2019, an increase of $2.2 million or 28%. The increase was due primarily to a $1.3 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $0.4 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, and a $0.4 million increase in shared overhead costs. Our average headcount of such personnel during the three months ended March 31, 2020 increased by 15% compared to the same period in fiscal 2019.

Gross margin increased to 75% during the three months ended March 31, 2020 from 72% during the three months ended March 31, 2019, an increase of 3%. The increase was driven primarily by higher revenue on increased adoption of new product offerings.

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Research and development expenses	$13,969	$7,899	$6,070	77%
Percentage of revenue	34%	28%

Research and development expenses increased to $14.0 million during the three months ended March 31, 2020 from $7.9 million during the three months ended March 31, 2019, an increase of $6.1 million or 77%. The increase was due primarily to a $4.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $1.0 million increase in shared overhead costs, and a $0.2 million increase in costs for engaging consultants and temporary contractors who provided product development services. Our average research and development headcount during the three months ended March 31, 2020 increased by 56% compared to the same period in fiscal 2019.

As a percentage of total revenue, research and development expenses increased to 34% during the three months ended March 31, 2020 from 28% during the three months ended March 31, 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$11,802	$7,365	$4,437	60%
Percentage of revenue	29%	26%

Sales and marketing expenses increased to $11.8 million during the three months ended March 31, 2020 from $7.4 million during the three months ended March 31, 2019, an increase of $4.4 million or 60%. The increase was due primarily to a $2.3 million increase in personnel-related costs (net of increase in capitalized sales commissions of $0.4 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.7 million increase in shared overhead costs. Our average sales and marketing headcount during the three months ended March 31, 2020 increased by 48% compared to the same period in fiscal 2019. The increase was also attributed to a $0.7 million increase in advertising spend and a $0.7 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we continued to increase our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses increased to 29% during the three months ended March 31, 2020 from 26% during the three months ended March 31, 2019, due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
General and administrative expenses	$15,064	$7,904	$7,160	91%
Percentage of revenue	36%	28%

General and administrative expenses increased to $15.1 million during the three months ended March 31, 2020 from $7.9 million during the three months ended March 31, 2019, an increase of $7.2 million or 91%. The increase was due primarily to a $3.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel, and a $1.6 million increase in shared overhead costs. Our average general and administrative headcount during the three months ended March 31, 2020 increased by 82% compared to the same period in fiscal 2019. The increase was also due to a $1.2 million increase in professional and consulting fees as we obtained additional external assistance in connection with operating our business as a public company and our overall growth, and a $0.5 million increase in money transfer license fees and credit card processing fees due to the overall growth of our business.

As a percentage of total revenue, general and administrative expenses increased to 36% during the three months ended March 31, 2020 from 28% during the three months ended March 31, 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Other Income, Net

Other income, net during the three months ended March 31, 2020 and 2019 was as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Other income, net	$1,397	$734	$663	90%

Other income, net increased to $1.4 million during the three months ended March 31, 2020 from $0.7 million during the three months ended March 31, 2019, an increase of $0.7 million or 90%. The increase includes a $0.4 million increase in interest income due to the increase in corporate funds that were invested in highly liquid, investment-grade fixed income marketable securities. Additionally, interest expense decreased by $0.1 million and the loss on revaluation of redeemable convertible preferred stock warrant liabilities decreased by $0.2 million during the three months ended March 31, 2020.

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes during the three months ended March 31, 2020 and 2019 was as follows (amounts in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Provision for (benefit from) income taxes	$1	$(70)	$71	101%

The provision for income taxes during the three months ended March 31, 2020 pertains primarily to state income taxes. The benefit from income taxes during the three months ended March 31, 2019 pertains primarily to the income tax benefit that is reported on the condensed consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of comprehensive loss.

Comparison of the nine months ended March 31, 2020 and 2019

Revenue

The components of our revenue during the nine months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Subscription and transaction fees	$97,604	$60,726	$36,878	61%
Interest on funds held for customers	17,886	15,941	1,945	12%
Total revenue	$115,490	$76,667	$38,823	51%

Despite the business disruptions caused by the COVID-19 pandemic in March 2020, our subscription and transaction fees, as well as our customer count, was not materially impacted during the nine months ended March 31, 2020. Subscription and transaction fees increased to $97.6 million during the nine months ended March 31, 2020 from $60.7 million during the nine months ended March 31, 2019, an increase of $36.9 million or 61%. Subscription fees increased to $60.2 million during the nine months ended March 31, 2020 from $42.8 million during the nine months ended March 31, 2019, an increase of $17.4 million or 41%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $37.4 million during the nine months ended March 31, 2020 from $17.9 million during the nine months ended March 31, 2019, an increase of $19.5 million or 109%, due primarily to the increased adoption of new product offerings and the increase in the number of transactions initiated. Our total customers increased to over 91,000 as of March 31, 2020 compared to over 71,000 as of March 31, 2019, or an increase of approximately 28%. Our average subscription revenue and transaction fees per customer increased by 15% and 71%, respectively, during the nine months ended March 31, 2020, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers increased to $17.9 million during the nine months ended March 31, 2020 from $15.9 million during the nine months ended March 31, 2019, an increase of $2.0 million or 12%. The increase was due to the increase in the balance of customer funds held while payment transactions are clearing. The average daily balance of customer funds in transit increased to approximately $1.3 billion during the nine months ended March 31, 2020 from approximately $1.1 billion during the nine months ended March 31, 2019, an increase of 28%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $71.0 billion during the nine months ended March 31, 2020 from approximately $51.1 billion during the nine months ended March 31, 2019, an increase of 39%. The impact of higher balances was partially offset by the decrease in the yield we earned from investing the funds. The annualized rate of return earned on customer funds held was 1.76% during the nine months ended March 31, 2020, a decrease of 26 basis points over the annualized yield during the same period in fiscal 2019. The decrease in yield was due primarily to changes in the short-term interest rate environment as the average daily effective federal funds rate decreased by 48 basis points during the nine months ended March 31, 2020 over the same period in fiscal 2019.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Cost of revenue	$29,044	$21,430	$7,614	36%
Gross profit	$86,446	$55,237	$31,209	57%
Gross margin	75%	72%

Cost of revenue increased to $29.0 million during the nine months ended March 31, 2020 from $21.4 million during the nine months ended March 31, 2019, an increase of $7.6 million or 36%. The increase was due primarily to a $3.9 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $2.1 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, a $1.3 million increase in shared overhead costs, and a $0.3 million increase in consultants and temporary contractors. Our average headcount of such personnel during the nine months ended March 31, 2020 increased by 26% compared to the same period in fiscal 2019.

Gross margin increased to 75% during the nine months ended March 31, 2020 from 72% during the nine months ended March 31, 2019, an increase of 3%. The increase was driven primarily by higher revenue on increased adoption of new product offerings.

Research and Development Expenses

Research and development expenses during the nine months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Research and development expenses	$38,476	$19,477	$18,999	98%
Percentage of revenue	33%	25%

Research and development expenses increased to $38.5 million during the nine months ended March 31, 2020 from $19.5 million during the nine months ended March 31, 2019, an increase of $19.0 million or 98%. The increase was due primarily to a $15.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $2.3 million increase in shared overhead costs, and a $1.0 million increase in costs for engaging consultants and temporary contractors who provided product development services. Our average research and development headcount during the nine months ended March 31, 2020 increased by 70% compared to the same period in fiscal 2019.

As a percentage of total revenue, research and development expenses increased to 33% during the nine months ended March 31, 2020 from 25% during the nine months ended March 31, 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the nine months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$33,560	$20,165	$13,395	66%
Percentage of revenue	29%	26%

Sales and marketing expenses increased to $33.6 million during the nine months ended March 31, 2020 from $20.2 million during the nine months ended March 31, 2019, an increase of $13.4 million or 66%. The increase was due primarily to a $7.0 million increase in personnel-related costs (net of increase in capitalized sales commissions of $2.1 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $1.6 million increase in shared overhead costs. Our average sales and marketing headcount during the nine months ended March 31, 2020 increased by 56% compared to the same period in fiscal 2019. The increase was also attributed to a $2.4 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, and a $2.3 million increase in advertising spend as we continued to increase our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses increased to 29% during the nine months ended March 31, 2020 from 26% during the nine months ended March 31, 2019, due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

General and Administrative Expenses

General and administrative expenses during the nine months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
General and administrative expenses	$38,347	$20,245	$18,102	89%
Percentage of revenue	34%	27%

General and administrative expenses increased to $38.3 million during the nine months ended March 31, 2020 from $20.2 million during the nine months ended March 31, 2019, an increase of $18.1 million or 89%. The increase was due primarily to a $10.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel. Our average general and administrative headcount during the nine months ended March 31, 2020 increased by 85% compared to the same period in fiscal 2019. The increase was also due to a $2.4 million increase in professional and consulting fees as we obtained additional external assistance in connection with operating our business as a public company and our overall growth, a $2.4 million increase in shared overhead costs due to the overall growth of our business, a $1.6 million increase in money transfer license fees, a $0.7 million increase in reserve for sales tax obligations, and a $0.4 million increase in recruiting fees and temporary staffing costs as we engaged external help to recruit employees or to temporarily fill certain roles within the organization.

As a percentage of total revenue, general and administrative expenses increased to 34% during the nine months ended March 31, 2020 from 27% during the nine months ended March 31, 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue

Other Income, Net

Other income, net during the nine months ended March 31, 2020 and 2019 was as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Other income, net	$2,396	$1,737	$659	38%

Other income, net increased to $2.4 million during the nine months ended March 31, 2020 from $1.7 million during the nine months ended March 31, 2019, an increase of $0.7 million or 38%. The increase includes a $1.2 million increase in interest income due primarily to the increase in corporate funds that were invested in highly liquid, investment-grade fixed income marketable securities, partially offset by a $0.8 million increase in loss on revaluation of redeemable convertible preferred stock warrant liabilities. Additionally, interest expense decreased by $0.3 million during the nine months ended March 31, 2020.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes during the nine months ended March 31, 2020 and 2019 was as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2020	2019	Amount	%
Provision for (benefit from) income taxes	$52	$(97)	$149	154%

The provision for income taxes during the nine months ended March 31, 2020 pertains primarily to state income taxes. The benefit from income taxes during the nine months ended March 31, 2019 pertains primarily to the income tax benefit that is reported on the condensed consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the condensed consolidated statements of comprehensive loss.

Liquidity and Capital Resources

On December 16, 2019, we closed our IPO in which we received net proceeds of $225.5 million, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million.

Prior to our IPO, we financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock, bank borrowings, and utilization of cash generated from operations. As of March 31, 2020, our principal sources of liquidity were our cash and cash equivalents of $228.6 million, our available-for-sale short-term investments of $153.8 million, and funds available under our Senior Facilities Agreement (as defined below). Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, asset-backed securities and U.S. treasury securities with original maturities of more than three months. Our Senior Facilities Agreement, which expires on June 28, 2022, allows us to borrow up to $50.0 million. Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of March 31, 2020.

We believe that our cash, cash equivalents, available-for sale short-term investments, and funds available under our Senior Facilities Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent our existing cash, cash equivalents, available-for sale short-term investments, and funds available under our Senior Facilities Agreement are insufficient to fund future activities or insufficient to fund our requirements to continue operating our business amidst the adverse impact of the COVID-19 pandemic, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine months ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(3,327)	$(2,078)
Investing activities	(112,223)	(272,851)
Financing activities	253,829	353,255
Net increase in cash and cash equivalents	$138,279	$78,326

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

Net cash used in operating activities increased to $3.3 million during the nine months ended March 31, 2020 from $2.1 million during the nine months ended March 31, 2019 due primarily to the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount, offset by the increase in cash received from subscription and transaction fees revenue, as well as the increase in cash received from interest on funds held for customers.

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

Net cash used in investing activities decreased to $112.2 million during the nine months ended March 31, 2020 from $272.9 million during the nine months ended March 31, 2019 due primarily to the decrease in the use of restricted cash and cash equivalents included in funds held for customers and the increase in proceeds from the maturities of corporate and customer fund available-for-sale investments, partially offset by the increase in purchases of corporate and customer fund short-term investments and the increase purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of proceeds from the issuance of common stock upon the completion of our IPO, issuance of redeemable convertible preferred stock, proceeds from line of credit borrowings, and exercises of stock options and stock warrants. Cash used in our financing activities consists primarily of repayments of our bank borrowings and payments of costs related to the issuance of common stock, preferred stock or debt. Additionally, changes in customer fund deposits liability could increase or decrease our cash from financing activities.

Net cash provided by financing activities decreased to $253.8 million during the nine months ended March 31, 2020 from $353.3 million during the nine months ended March 31, 2019 due primarily to a lower change in customer funds deposits liability, partially offset by the proceeds from the issuance of common stock upon the completion of our IPO, net of underwriting discounts and other offering costs and proceeds from our line of credit borrowings. Additionally, cash provided during the nine months ended March 31, 2019 included proceeds from the issuance of redeemable convertible preferred stock.

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

The Senior Facilities Agreement requires us to comply with certain restrictive covenants. As of March 31, 2020, we were in compliance with the loan covenants.

Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of March 31, 2020.

Contractual Obligations and Other Commitments

Effective December 31, 2019, we entered into a lease agreement (Lease) for approximately 132,000 square feet of office space located in San Jose, California, for the Company’s future principal executive offices. The Lease is expected to commence in May 2020 and to expire in April 2031 (Lease Term), unless terminated earlier. The initial minimum monthly lease obligation is approximately $500,000 per month, increasing by 3% per year annually over the Lease Term, with a 12-month rent abatement. The aggregate minimum lease commitment is approximately $70.0 million, net of rent abatement.

For additional discussion on our leases and other contractual commitments, refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the new lease agreement referred to above, there were no material changes in our contractual obligations and other commitments  from those disclosed in the Prospectus.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Our customer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. As a secondary objective, we seek to maximize interest income. Customer funds assets are invested in money market funds that maintain a constant market price, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy, reflecting restrictions on permissible investments in applicable state money transmitter laws, governs the types of investments we make.

As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments.  However, the liquidity risk is minimized by collecting the customer’s funds in advance of the payment obligation and by maintaining significant investments in bank deposits and constant-value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income marketable securities.  We also maintain other sources of liquidity including our corporate cash balances and our Senior Facilities Agreement.

Interest Rate and Credit Risk

We are exposed to interest-rate risk relating to our investments of corporate cash and funds of our customers that we process through our bank accounts. Our corporate investment portfolio consists principally of interest-bearing bank deposits, money market funds, certificates of deposit, corporate bonds, asset-backed securities, and U.S. Treasury securities. Funds that we hold for customers are held in non-interest and interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper and other corporate notes, and U.S. Treasury securities. We recognize interest earned from funds held for customers as revenue. We do not pay interest to customers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 1.51% and 1.75% during the three months and nine months ended March 31, 2020 from 2.28% and 2.04% during the three months and nine months ended March 31, 2019, respectively, due primarily to the changes in the short-term interest rate environment, including actions taken by the U.S. Federal Reserve to significantly lower the federal funds rate to address the impact of the COVID-19 pandemic, as the average daily effective federal funds rate decreased by 115 basis points and 48 basis points for the corresponding periods. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $0.9 million and $1.9 million during the three and nine months ended March 31, 2020 on average corporate investment balances of approximately $371.0 million and $258.0 million, respectively. A change in the interest rate of 100 basis points would also have changed our interest on funds held for customers by approximately $3.4 million and $10.1 million during the three and nine months ended March 31, 2020 on average funds held for customers of $1.4 billion and $1.3 billion, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to future bank borrowings. As of March 31, 2020, our available funds under our Senior Facilities Agreement provides for a revolving credit facility of up to $40.8 million, after deducting our outstanding line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million. Because the interest rate on the borrowing is indexed to the floating rate, our interest cost may increase if market interest rates rise.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent limitation on the effectiveness of internal control

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $8.3 million and $2.0 million during the three months ended March 31, 2020 and 2019, respectively, and net losses of $21.6 million and $2.8 million during the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $139.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $41.2 million and $28.2 million, and our TPV was $24.2 billion and $17.9 billion, during the three months ended March 31, 2020 and 2019, respectively. Our revenue was $115.5 million and $76.7 million, and our TPV was $71.0 billion and $51.1 billion during the nine months ended March 31, 2020 and 2019, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our platform effectively to attract new customers and increase sales to our existing customers;
•	manage the effects of the COVID-19 pandemic on our business and operations;
•	expand the functionality and scope of the products we offer on our platform;
•	maintain the rates at which customers subscribe to and continue to use our platform;

•	maintain payment volume;
•	generate interest income on customer funds that we hold in trust;
•	provide our customers with high-quality customer support that meets their needs;
•	introduce our products to new markets outside of the United States;
•	serve SMBs across a wide cross-section of industries;
•	expand our target market beyond SMBs;
•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•	increase awareness of our brand and successfully compete with other companies.

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

The COVID-19 outbreak has materially impacted the U.S. and global economies, and could have a material adverse impact on our employees, strategic partners, and customers, which could adversely and materially impact our business, financial condition and results of operations.

The World Health Organization has declared the outbreak of the novel coronavirus COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States (U.S.) declared a State of National Emergency due to the COVID-19 outbreak. In addition, many jurisdictions in the U.S. have limited, and are considering to further limit, social mobility and gathering. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed most public establishments, including schools, restaurants and shopping malls. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. As the COVID-19 pandemic develops, governments (at national, state and local levels), companies and other authorities may continue to implement restrictions or policies that could adversely impact consumer spending, global capital markets, the global economy and our stock price.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), all of our employees are currently working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, strategic partners, and customers. In addition, due to the recent emergency interventions of the U.S. Federal Reserve to stabilize the U.S. economy, interest rates have fallen sharply, which has adversely impacted our revenue from interest earned on funds held from customers and may continue to do so in the future. Furthermore, due to the “shelter-in-place” order in the state of California, the construction of our new corporate headquarters in San Jose, California has been delayed, and we will not be able to relocate our operations from our current Palo Alto headquarters on the schedule we had expected, which may result in additional costs and interruptions to our business.

The COVID-19 pandemic may also adversely impact the operations of our strategic partners and accounting firm partners, as well as those of our customers, our employees and our employee productivity. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. We may experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse impact on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer software that digitizes and automates back-office financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees or third-parties. For example in 2016, an accounts payable customer fraudulently enrolled on our platform using a stolen business identity and bank account, and disbursed approximately $300,000 funded by an unauthorized bank account. While we were able to recover some of the funds, we incurred a loss of approximately $200,000 in connection with that incident. Also, in 2018, we processed payments on behalf of an accounts receivables customer, whose client made approximately $225,000 in payments to our customer with funds from stolen bank accounts. We were able to recover a portion of the funds but incurred a loss of approximately $75,000 in connection with that incident.

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

During the three and nine months ended March 31, 2020, over 91,000 customers processed approximately $24.2 billion and $71.0 billion, respectively, in TPV on our platform. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

During the three months ended March 31, 2020 and 2019, we generated $5.1 million and $6.1 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 12% and 22% of our total revenue for such periods, respectively. During the nine months ended March 31, 2020 and 2019, we generated $17.9 million and $15.9 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 15% and 21% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to those customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions could be impaired. Similarly, our subscription sales could be adversely affected if customers or users perceive that features incorporated into alternative products reduce the need for our platform or if they prefer to purchase products that are bundled with solutions offered by other companies. Further, in an effort to attract new customers, we may offer simpler, lower-priced products, which may reduce our profitability. In late March 2020, we implemented a short-term initiative to help new customers negatively impacted by the COVID-19 pandemic by offering them a three month free subscription, in addition to our standard 30-day risk-free trial. Additionally, we offered our existing customers a discount on user fees due to the COVID-19 pandemic. Although this initiative had not materially impacted our results of operations for the fiscal quarter ended March 31, 2020, we anticipate that our subscription fees may be negatively impacted by these initiatives in the future, which may reduce our profitability.

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

Our relationships with our over 4,000 accounting firm partners account for approximately 52% of our total customers and 45% of our total subscription and transaction fees as of and during the three months ended March 31, 2020, respectively. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

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

To deliver a comprehensive solution, our platform integrates with popular accounting software providers including Intuit QuickBooks, Oracle NetSuite, and Sage Intacct, through application program interfaces (APIs) made available by these software providers. We automatically synchronize customers, suppliers, clients, invoices, and payment transactions between our platform and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash flow through an integrated solution for accounts payables, accounts receivable, and payments.

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

We host our platform using third-party cloud infrastructure services, including co-location facilities at Equinix, Iron Mountain, and Digital West. We also use public cloud hosting with Amazon Web Services (AWS). All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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

Our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based back-office solutions as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including prospective customers’ awareness of our platform, the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce, the effectiveness of our marketing programs, the costs of our platform, and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform may not continue to develop or may develop more slowly than we expect, either of which would harm our growth prospects and operating results.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, strategic partnerships, our culture, our relationships with accounting firms, and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and will be publicly tradable now that we are a public company. The loss of our founder, one or more of our senior management, or other key employees, including due to illness resulting from COVID-19, could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

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

The market for SMB financial back-office solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Moreover, we may experience delays in the development and introduction of new products due to the effects of the COVID-19 pandemic.

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

We have funded our operations since inception primarily through equity financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of June 30, 2019, we had U.S. federal net operating loss (NOL) carryforwards of approximately $104.2 million and state net operating loss carryforwards of approximately $71.3 million. The federal and material state net operating loss carryforwards will begin to expire in 2026. As of June 30, 2019, we had U.S. federal research and development tax credit carryforwards of approximately $4.7 million and state research and development tax credit carryforwards of approximately $4.3 million. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (the 2017 Tax Act). Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, under the 2017 Tax Act, as modified by the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses generated in tax years beginning after December 31, 2020, is limited to 80% of taxable income. The CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. The CARES Act did not have material impact to the company’s financial statements due to the Company’s historical loss and valuation allowance position. Any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offering and adversely affect our operating results.

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

Changes in our effective tax rate or tax liability may adversely affect our operating results.

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

Natural catastrophic events, pandemics and man-made problems such as power-disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

Natural disasters, pandemics such as COVID-19, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Palo Alto, California and a smaller presence in Houston, Texas, and our data centers are located in California and Arizona. The west coast of the United States contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock-based awards, including the determination of fair value of common stock, and the period of benefit for amortizing deferred commissions, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the United States, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Our Senior Secured Credit Facilities Credit Agreement provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

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

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Senior Facilities Agreement, could result in an event of default under the Senior Facilities Agreement, which would give our lenders the right to terminate its commitments to provide additional loans under the Senior Facilities Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets as collateral. Failure to comply with the covenants or other restrictions in the Senior Facilities Agreement could result in a default. If the debt under our Senior Facilities Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;
•	our ability to attract new customers;
•	our ability to retain and grow engagement with our existing customers;
•	the impact of the COVID-19 pandemic on our employees, customers, strategic partners, vendors, our results of operations, liquidity and financial condition;
•	our ability to expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or identify and attract new partners;
•	customer expansion rates;

•	changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
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

The market for our common stock has been, and will likely continue to be, volatile. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;
•	the global macroeconomic impact of the current COVID-19 pandemic;
•	actual or anticipated fluctuations in our revenue and other operating results;
•	changes in the financial projections we may provide to the public or our failure to meet these projections;

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

As of March 31, 2020, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 61.2% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
•	provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum; and
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

In addition, there were 11,899,019 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of March 31, 2020. We registered all of the shares of common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Based on shares outstanding as of March 31, 2020, holders of up to approximately 52,560,875 shares, or 73%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

May 8, 2020	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)