Form 10-K
period 2020-06-30
Bill.com Holdings, Inc.
filed 2020-08-31
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number:  001-39149

BILL.COM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2661725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Embarcadero Road, Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

(650) 621-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BILL	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2019, was approximately $1.1 billion.

The number of shares of Registrant’s Common Stock outstanding as of August 21, 2020 was 80,180,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL.COM HOLDINGS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2020, 2019 and 2018 are referred to herein as fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses (including any components of the foregoing) and our ability to achieve, and maintain, future profitability;

•	the COVID-19 pandemic, and its impact on our employees, customers, strategic partners, vendors, results of operations, liquidity, and financial condition;
•	our business plan and our ability to effectively manage our growth;
•	our market opportunity, including our total addressable market;
•	our international expansion plans and ability to expand internationally;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	beliefs and objectives for future operations;
•	our ability to further attract, retain, and expand our customer base;
•	our ability to develop new products and services and bring them to market in a timely manner;
•	the effects of seasonal trends on our results of operations;
•	our expectations concerning relationships with third parties, including strategic partners;
•	our ability to maintain, protect, and enhance our intellectual property;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	future acquisitions or investments in complementary companies, products, services, or technologies;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•	economic and industry trends, projected growth, or trend analysis;
•	our ability to attract and retain qualified employees;
•	the increased expenses associated with being a public company; and
•	the future market prices of our common stock.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Additionally, the full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Annual Report on Form 10-K, the words "we," "us," "our" and "Bill.com" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I

Item 1. Business

Overview

Our mission is to make it simple to connect and do business.

We are champions of small and midsize businesses (SMBs). We are a leading provider of cloud-based software that simplifies, digitizes, and automates complex back-office financial operations for SMBs. By transforming how SMBs manage their cash inflows and outflows, we create efficiencies and free our customers to run their businesses.

Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, send and receive payments, sync with their accounting system, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, and payment processors, enabling our customers to access these mission-critical services through a single connection. As a result, we are central to an SMB’s accounts payable and accounts receivable operations.

Today, over 98,000 customers trust our platform to manage their financial workflows and process their payments, which totaled $96.5 billion during fiscal 2020. As of June 30, 2020, we had over 2.5 million network members. We define network members as our customers plus their suppliers and clients, who pay and receive funds electronically via our platform.

Our Solution

Our cloud-based, intelligent platform was purpose-built as an end-to-end solution that automates the SMB back office and enables our customers to pay their suppliers and collect payments from their clients, in effect acting as a system of control for their accounts payable and accounts receivable activities. As a result, our platform frees our customers from cumbersome legacy financial processes and provides the following key benefits:

•

Automated and Efficient.  Our AI-enabled platform helps our customers pay their bills efficiently and get paid faster. We provide tools such as our Intelligent Virtual Assistant (IVA) that streamlines the transaction lifecycle by automating data capture and entry, routing bills for approval, and detecting duplicate invoices.

•

Unified, Integrated, and Accurate.  We provide an end-to-end platform that connects our customers to their suppliers and clients. Our platform integrates with accounting software, banks, and payment processors, enabling our customers to access all of these mission-critical partners through a single connection. Because we provide a unified view, customers can more easily find inconsistencies and inaccuracies, and fix them quickly.

•

Digital and Secure.  We enable secure connections and storage of sensitive supplier and client information and documents, such as invoices and contracts, and make them accessible to authorized users through our cloud-based application, on any device, from anywhere.

•

Visible and Transparent.  With our platform dashboard, customers can easily view their transaction workflows, enabling them to gain deeper insight into their financial operations and manage their cash flows intelligently.

What Sets Us Apart

•

Purpose-Built for SMBs.  Our easy-to-use, unified platform provides SMBs with core functionality and value-added services generally reserved for larger companies. Through our cloud-based desktop and mobile applications, SMBs can connect and do business from anywhere, at any time.

•

Diverse Distribution Channels.  We leverage both direct and indirect channels—accounting firms, financial institution partners, and accounting software integrations—to efficiently reach our target market.

•

Large and Growing Network of Connected Businesses.    As accounts receivable customers issue invoices and accounts payable customers pay bills on our platform, they connect to their clients and suppliers, driving a powerful network effect. This aids our customer acquisition efforts by increasing the number of businesses connected to our platform, which then become prospects.

•

Large Data Asset.    We have a large data asset as a result of processing millions of documents and billions of dollars in business payments annually for our customers. By leveraging our AI and machine learning capabilities, we generate insights from this data that drive product innovation.

•

Risk Management Expertise.    Leveraging our data, our risk engine has trained upon millions of business-to-business ACH, check, card, and wire transactions. Our AI capabilities have enhanced the power of that engine, enabling us to keep our customers’ funds secure.

•	Experienced Management Team and Vibrant Culture. Our management team and employees have deep experience with SMBs, software-as-a-service (SaaS) companies, and financial institutions.

Our Platform

Every business transaction has two sides: for accounts payable, a customer and a supplier; and for accounts receivable, a customer and a client. The same transaction can be viewed differently depending on the party; one company’s debit is another’s credit. We built our platform with that in mind, leveraging the fact that we can see both sides, easily connect both parties, and promote the rapid exchange of information. This builds stronger business relationships.

Our AI-enabled, cloud-based platform automates this entire transaction lifecycle and delivers our customer-facing products, including accounts payable, accounts receivable, and payments, along with myriad value-added services.

Accounts Payable Automation

Our accounts payable automation service streamlines the entire legacy payables process, from the receipt of a bill, through the approvals workflow, to the payment, and synchronization with the accounting system. Here are some highlights of our service:

•	Visibility at a Glance – Through our platform dashboard, our customers gain a comprehensive view of their cash in-flows and outflows as well as bills coming due.
•

Document Management – Most invoices are delivered to us directly via email. When a customer enrolls in our service, Bill.com automatically assigns a dedicated email address to the customer to provide to its suppliers. Suppliers use that email address to send invoices to the customer’s dedicated Bill.com inbox directly. Alternatively, for invoices that are mailed directly to our customers’ offices, we offer the ability for scanned invoices to be uploaded directly through our application or by fax. Once uploaded, we store the bills securely, linking them to the associated supplier. With a single click, customers can use our powerful keyword search feature to scan thousands of documents quickly and resolve an open payables question. Our document management capabilities assist our SMBs in making payment decisions, answering supplier questions and providing supporting documentation to accountants and auditors. We also securely store contracts, forms, and other critical information that customers need so that any document required to support any part of the transaction lifecycle is at their fingertips.

•

Intelligent bill capture – We have automated the capture of data from bills by leveraging IVA. With IVA, incoming bills are machine- read, and critical data fields including due date, amount and supplier name are pre-populated. The accounts payable staff simply reviews the result, makes any adjustments required, and IVA routes the bill internally for approval.

•

Digital workflows and approvals – Our platform speeds approval processes through policy-driven workflows. Much of this activity takes place while our customers are on-the-go: one of the top three uses of our mobile app is bill approvals. Our platform proactively suggests payment dates based upon a bill’s due date, helping customers avoid late payment penalty fees. SMBs assign each user a role, such as: administrator, payor, approver, clerk or accountant. Each has its own entitlements that the platform enforces to ensure appropriate checks and balances in the back office. For mid-sized firms with unique needs, we also offer the ability to create custom roles.

•

Collaboration and engagement – Our platform promotes collaboration between customers, their employees, and their suppliers and clients. Our in-app messaging capabilities make communications easy and trackable. For example, our platform allows administrators and payors to remind approvers to act, or delegate payment authority when a key employee is unavailable. Our platform tracks all exchanges, keeping a clear audit trail that becomes invaluable in the event of an audit, or at tax time, when organized and complete files become critical.

Accounts Receivable Automation

Our accounts receivable service builds upon our accounts payable functionality, automating the entire receivable process, from the creation of an invoice, to its delivery to the client, to funds collection and synchronization back to the accounting system. Here are some highlights of this service:

•

Easy invoicing – Using a simple template, customers can synchronize from their accounting software or easily create electronic invoices on our platform and insert their own logos to customize the look-and-feel. For occasions when it is required, our platform also enables the printing and mailing of paper invoices. Many accounts receivable customers take advantage of our recurring invoice feature.

•

Digital workflows and visibility – Our platform automates and simplifies electronic invoice creation, delivery, and collection of funds. Using our progress bar, customers have complete visibility into the accounts receivable process. When both trading partners are in the network, our customer can see when their invoices are delivered, opened, authorized to be paid and payment received. Invoices and supporting documents like contracts are readily accessible and notes can be entered for future reference and are visible to authorized users.

•

Collaboration and engagement – For accounts receivable customers whose clients interact with them online, we offer a customizable, branded client payment portal. Clients receive a link to an electronic invoice accessible on the Bill.com site. From this customer-branded portal, the client can make a payment via ACH or credit card within seconds. In fact, in a May 2019 customer survey we conducted, half of respondents reported that using our platform allows them to get paid at least twice as fast as with other accounts receivable methods. In addition, for reference purposes, the client has ongoing access to its bills and associated payments within the portal. Just like our accounts payable service, our in-app collaboration tools make communications between the accounts receivable customer and its clients easy and trackable.

Payment Services

Using our platform, accounts payable customers can disburse funds to suppliers through multiple payment methods. Accounts receivable customers collect funds quickly and efficiently using electronic funds transfers. Our suite of comprehensive payment services includes:

•	ACH Payments – We enable low-cost ACH transactions for both disbursements and collections. Our network makes it simple to make the switch from paper checks.
•

Card Payments – Through a third party, we offer accounts receivable customers the convenience of accepting credit card payments. In addition, we have integrations with Mastercard and Comdata/Fleetcor to enable our accounts payable customers to make virtual card payments. Virtual cards enable faster payments to suppliers along with the data needed to easily match incoming payments with open receivables.

•

Checks – We issue payment via check if our customer prefers this method or is contractually obligated to pay via this method. By design, we protect our SMB customers against check fraud by never disclosing their bank account details to a supplier and by reviewing every check presented against a check issue file to detect and prevent tampering and check fraud.

•

Cross-Border Payments – We simplify cross-border disbursements by facilitating wire transfers around the world with our Cross- Border Payments service. Payments can be issued in either U.S. or foreign currency and are synchronized with accounting software for a consolidated view of all outflows, domestic and international. We now offer our U.S.-based customers the ability to disburse funds to over 130 countries worldwide.

In addition, our platform offers these value-added services:

•

Two-Way Sync with Leading Accounting Systems – Our platform automatically synchronizes customers, suppliers, general ledger accounts, and transactions with an SMB’s accounting system to automate reconciliation. We are integrated with several of the most popular business accounting software applications, including QuickBooks, Oracle NetSuite, and Sage Intacct. Our two-way synchronization capabilities virtually eliminate double data-entry, as our platform and the customer’s accounting software are continuously keeping each other updated. Customers who use other types of systems use our advanced file import/export capabilities to minimize data entry activities.

•

Purchase Order (PO) Matching – We sync POs directly from accounting software systems Oracle NetSuite and Sage Intacct into our platform. Users can compare POs and invoices on one screen, then route bills for approval and payment seamlessly in the same workflow. This eliminates the need to switch between systems for two-way matching and reduces the back-and-forth communication between PO creators and AP managers.

•

Frequent Status Updates – We provide timely status updates of financial inflows and outflows by providing timely status of all transactions on a regular basis. Through our workflow progress bars on each page, our customers can see who has approved an invoice and what approvals remain, the status of each payment, and the date transactions are expected to clear.

•	Treasury Services – Our platform integrates advanced treasury services functionality from commercial banks, tools that are normally either not offered to or are too costly for SMBs. Examples include:
•	the positive pay feature we employ to ensure only authorized payment transactions are processed;
•	a streamlined void and reissue function when an in-process payment needs to be cancelled; and
•	the cleared check images we make available to enable our customers to confirm payment receipt and facilitate research.
•

Custom User Roles – Our platform enables customers to define custom user roles that are unique to their organizations. These roles can be used to expand or limit each user’s access to the platform and core financial operations functions. For example, a customer can temporarily enable its auditors or tax preparers to access our platform using a custom role that allows them to view source documents in support of the professional services they are providing, but not have access to other confidential documents, invoices, or payment information.

•

Document Discovery – With our advanced document management capabilities, a customer can easily search for an uploaded document and search its data elements, regardless of how old it is, or how long it has been in our system. Our customers utilize this feature when deciding whether to pay a given bill, re-issue an invoice, or determine who authorized a certain payment. It’s quick, easy, and eliminates the need for filing cabinets.

Our Data Asset

The payment activity of our over 98,000 customers and over 2.5 million network members as of June 30, 2020, paired with hundreds of millions of documents, bills, and invoices processed through our platform, provides us with a unique data asset. This asset has allowed us to enhance the machine learning algorithms that power our artificial intelligence capabilities. The data provides a view into customer transactions and operational status of various payment processes, which enables us to effectively manage risk exposure. Our system continues to learn with each invoice uploaded and each new member that joins our network. This virtuous cycle of learning powers a network effect that facilitates customer satisfaction, offers intelligent insights, improves trust and safety, and will fuel further growth.

Our Network

Through our AI-enabled platform, our customers can easily connect with existing network members. The benefit of being in the network is simple: customers connect with others to pay and be paid electronically, freeing them of the need to solicit or share bank account and routing numbers with each trading partner individually. The process of adding bank account details to our platform is easy and secure. For example, when a supplier of an accounts payable customer receives an invitation to join our network, the supplier can accept and securely share their bank account details once with Bill.com. From that point onward, all payments to that supplier will be electronic.

Once in the network, other Bill.com customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses for accounts payable and accounts receivable has allowed us to build a robust and growing business-to-business payments directory, which includes over 2.5 million network members as of June 30, 2020.

These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem. We believe this is the fundamental power of our network.

Technology and Architecture

We have built a modern technology platform that serves as the foundation for a highly scalable and extensible SaaS solution. Our foundation is built upon sophisticated infrastructure, app servers, and databases. Additionally, we have integrated a powerful AI-enabled machine learning engine, payment and risk engine, document management services, and workflow management. Together, these services form our platform, which serves our customers and can be adapted to support new strategic partners and future technology integrations.

Our proprietary technology includes the following:

Artificial Intelligence Technology

IVA eliminates most manual data entry from invoices received electronically via email or uploaded by customers. Leveraging our machine-learning capabilities, IVA pre-populates the key fields needed to process an invoice in accounts payable, including: supplier name, dollar amount, invoice number, invoice date, and due date. We learn from our customers’ prior transactions and suggest the appropriate general ledger code and the appropriate people to include in approval workflows. As a result, invoices are presented to our customers, pre-populated and pre-processed, ready for a quick confirmation review and then routed through the approval process.

IVA reduces a customer’s data entry burden, reduces data entry errors, and delivers additional insights to streamline back-office workflows. By gleaning payment details from the invoice, our intelligent platform can send payments using the most efficient means accepted by their suppliers. Our system continues to learn with each invoice uploaded and each new customer, supplier, or client that joins our network. This virtuous cycle of learning powers a network effect that delivers customer delight, intelligent insights, and business growth.

Mobile Capabilities

Integrated, robust mobile functionality is a key requirement for business users as more daily back-office tasks migrate away from the office and the desktop. Our mobile-native app, available in both iOS and Android, is easy to adopt and use. Through our app, our customers can manage their transaction workflows, send an invoice, or make payments on-the-go.

Partner Integrations

We provide our financial institution strategic partners a technology platform that enables a simple, white-label integration with their existing business banking services. We deliver single sign-on, multi-factor authentication, integrated provisioning and entitlement of new accounts, as well as integration with required compliance systems. Transactions are synchronized automatically between the financial institution’s platform and ours, keeping the customer’s view current and consistent.

In addition to our white-labeled solution, we support a broad range of partners and customers with our platform APIs. These APIs allow our partners to integrate our platform seamlessly into their solutions, create web or mobile apps that integrate with ours, or leverage our payments capabilities. Through our APIs, developers can:

•	interact with business entities, like suppliers and clients;
•	obtain summary-level reports, such as payables and receivables reports; and
•	interact with accounting details, such as the general ledger codes of the chart of accounts.

Payment and Risk Management Services

Our payments engine powers our payment services. Through dedicated connections with banks and payment processors, we issue checks, originate ACH files, and execute wire transfers. We receive incoming files daily that include cleared check information, check images, and ACH returns. Our payments engine handles all aspects of payment file transfers, exception file handling, and required payment status reporting. We have redundancy such that if one of our payment providers is unable to process a file on a given day, we have the option to re-route the file to another provider, preventing any interruption in payment processing services.

Our operations dashboard provides a full view of the current status of all payment processes, such as disbursement/funding, settlement, voids, returns, and ACH status. Notifications, alerts, and exceptions are sent to our network operations center, payment operations, and customer support teams so we can proactively monitor transactions on behalf of our customers throughout the business day and during off-hours. The data provides a view into customer transactions and operational status of various payment processes, enabling us to effectively manage risk exposure.

Through our risk engine, we use both proprietary and third-party tools to assess, detect, and mitigate financial risk associated with the payment volume that we process. Throughout the transaction lifecycle, we monitor customers, users, and payments to ensure that we are safeguarding our customers, their suppliers and clients, and our company. At new account set-up, we verify that the customer exists, that the person who enrolled the customer exists, and that the customer’s business is in good standing. When a bank account is added to the platform, we validate that the bank account is held at a United States-domiciled financial institution, is associated with the organization adding the account, and is in good standing.

When customers use our services, we monitor key activities looking for signals that would indicate anomalies that could create risk exposure and need to be investigated. Our risk engine analyzes 95 individual data elements to score transactions. Those that score above our thresholds are routed to trained risk agents for manual review. Agents have the latitude to contact customers to gather further information, or if a financial risk is imminent, to prevent funds from leaving our system until any suspicious activity can be resolved.

Once a payment transaction is processed, we continue to manage our exposure. We have extensive contacts in the banking industry, and we utilize these to reverse payments when possible. If a suspicious or fraudulent payment cannot be reversed, we follow a rigorous collections process to recover funds.

This risk management process gets progressively more accurate and insightful as our dataset gets larger and our AI-enabled risk engine gets smarter. This is an advantage that we expect to continue to grow over time. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our total payment volume, our fraud loss rates were negligible, less than one basis point for each of fiscal 2020, 2019 and 2018.

Infrastructure and Operations

Our technology architecture supports a distributed deployment footprint across multiple data centers and regions in a public cloud environment. We employ enterprise-grade databases with real-time replication between data centers to ensure minimal data loss and maximum availability. We have purposefully engineered for redundancy and fault tolerance; in the event of a production incident, we can failover between data centers with minimal data loss. Since 2017, we have been performing a full-site failover, where we seamlessly move from our primary production site to our hot back-up site, and run in the back-up site for a full week, before reverting back to our primary location.

We designed our platform with multiple layers of redundancy and fault tolerance to guard against data loss while delivering high availability and low latency. Data is replicated in real-time between databases in our two primary data centers. Incremental backups are performed hourly and full backups are performed daily. These backups are transmitted electronically and hosted in a third data center. No tapes are used for transmission or storage, which eliminates a common source of data loss. Data is encrypted during transmission and at rest when stored in our system.

We have begun transitioning all production infrastructure to Amazon Web Services, which will enhance our ability to scale quickly and efficiently.

Security, Privacy, and Data Protection

Trust is important for our relationship with customers and partners, and we take significant measures designed to protect their privacy and the data that they provide to us. Keeping our customers’ data safe and secure is a high priority. Our approach to security includes data governance as well as ongoing testing for potential security issues.

We have robust access controls in our production environment with access to data strictly assigned, monitored, and audited. To ensure our controls remain up-to-date, we undergo continuous external testing for vulnerabilities within our software architecture. These efforts have enabled us to certify our platform to SOC1 Type II, SOC2 Type II, and SOC3 standards. Our security program is aligned to the NIST-800-53 standards and is regularly audited and assessed by third parties as well as our strategic partners.

Our security program consists of the following:

•

Organizational security – including personnel security, security and privacy training, a team of dedicated security professionals, policies and standards, separation of duties, regular audits, compliance activities, and third-party assessments;

•

Secure by design principles – by which we assess the security risk of each software development project according to our secure development lifecycle and create a set of requirements that must be met before the resulting change may be released to production; and

•	Public bug bounty program – to facilitate responsible disclosure of potential security vulnerabilities identified by external researchers and reward them for their verified findings.

The focus of our program is working to prevent unauthorized access to the data of our customers and network members. To this end, our team of security practitioners work to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve.

These steps include close attention to network security, classifying and inventorying data, limiting and authorizing access controls, and multi- factor authentication for access to systems. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructures.

We take steps to help ensure that our security measures are maintained by the third-party suppliers we use, including conducting annual security reviews and audits.

Competition

Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises, to smaller niche providers of solutions that focus exclusively on document management, workflow management, accounts payable solutions, accounts receivable solutions, or electronic bill presentment and payment.

We differentiate ourselves from our competitors by offering a unified financial back-office solution that handles accounts payable, accounts receivable, and payment services end-to-end. Our extensive investment in building a robust, fully-integrated two-way sync with popular accounting software providers is well-regarded in the industry. With respect to the domestic payments that comprise the bulk of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine.

We believe that the key competitive factors in our market include:

•	Product features, quality, and functionality;
•	Data asset size and ability to leverage artificial intelligence to grow faster and smarter;
•	Ease of deployment;
•	Ease of integration with leading accounting and banking technology infrastructures;
•	Ability to automate processes;
•	Cloud-based delivery architecture;
•	Advanced security and control features;
•	Regulatory compliance leadership, as evidenced by having been granted money transmitter licenses in all required U.S. jurisdictions;
•	Brand recognition; and
•	Pricing and total cost of ownership.

We compare favorably with our competitors on the basis of these factors. We expect the market for SMB back-office financial software and business-to-business payment solutions to continue to evolve and grow, as greater numbers of SMBs and larger businesses digitize their back offices. We believe that we are well-positioned to help them.

Research and Development

We invest substantial time, energy, and resources to ensure we have a deep understanding of our customers’ needs, and we continually innovate to deliver value-added products and services through our platform. Our research and development organization consists of engineering, product, and design teams. These teams are responsible for the design, development, and testing of our applications. We focus our efforts on developing new functionality and further enhancing the usability, reliability, and performance of existing applications.

Sales and Marketing

We distribute our platform through direct and indirect sales channels, both of which we leverage to reach our target customers in an efficient manner. Our direct sales are driven by a self-service process and an inside sales team. Our inside sales team augments our direct sales capabilities by targeting potential customers that have engaged with us on their own.

We also reach customers indirectly through our partnerships with accounting firms, financial institutions, and accounting software providers. While these partners sometimes require an initial integration investment, a go-to-market flywheel takes effect as our partners accelerate the delivery of our platform across their customer base with minimal incremental investment from us.

We focus our marketing efforts on generating leads to develop our sales pipeline, building brand and category awareness, enabling our go-to-market partners, and growing our business from within our existing customers. Our sales leads primarily come through word-of-mouth, our accounting firm partners, and website searches. We generate additional leads through digital marketing campaigns, referrals, in-product customer education, brand advertising, public relations, and social media.

Customer Success

SMBs have unique needs and customer support contact expectations. With more than a decade of experience supporting our product, our customer success team has a deep understanding of their needs and has developed our support model accordingly. We recognize and understand patterns that our customers may not, because we see the aggregate – millions of accounts payable and accounts receivable transactions per month. We use what we learn to continuously improve the platform and the customer experience. We have developed an efficient support model. For instance, we offer online chat support to respond to customers within seconds of their initial outreach. We also leverage our machine learning tools to anticipate customer issues and provide in-app, real-time suggestions and support.

We provide onboarding implementation support, as well as ongoing support and training. We periodically contact our customers to discuss their utilization of our platform, highlight additional features that may interest them, and identify any additional tools that may be needed.

Regulatory Environment

We operate in a rapidly evolving regulatory environment. Most states in the United States require a license to offer money transmission services such as the payment services that we offer. We have procured and maintain money transmitter licenses in 51 jurisdictions and actively work to comply with new license requirements as they arise. We are also registered as a Money Services Business with the U.S. Department of Treasury’s Financial Crimes Enforcement Network. These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies.

As a Money Services Business and a licensed money transmitter we are subject to U.S. anti-money laundering (AML) laws and regulations. We have implemented and are expanding an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other foreign authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer to oversee the programs, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing risks.

We collect and use a wide variety of information for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, is subject to numerous laws and regulations in the United States. Accordingly, we publish our privacy policies and terms of service, which describes our practices concerning the use, transmission, and disclosure of information.

In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the collection, use, disclosure, and protection of information which are more restrictive than those in the United States. While we believe that the products and services that we currently offer do not subject us to such laws or regulations in foreign jurisdictions, such laws and regulations may be modified or subject to new or different interpretations, new laws and regulations may be enacted, or we may modify our products or services in the future, which may subject us to such laws and regulations.

Various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are applicable to us and may impact our business. These issues include identity theft, account management guidelines, privacy, disclosure rules, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant.

Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of privacy and data use, under the section titled “Risk Factors – Risks Related to our Business and Industry.”

Employees

As of June 30, 2020, we had 618 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Intellectual Property

We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.

As of June 30, 2020, we had fourteen issued patents that expire between 2028 and 2038, and six pending patent applications. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of June 30, 2020, we had a trademark registration covering the Bill.com logo and a notice of allowance for a related logo. Our trademark applications for certain logos are pending. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.bill.com.

We rely on trade secrets and confidential information to develop and maintain our competitive position. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service.

From time to time we also incorporate certain intellectual property licensed from third parties, including under certain open source licenses. Even if any such third-party technology was not available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed.

Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are produced may not protect our intellectual property rights to the same extent as laws in the United States. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation, and other violations of intellectual property rights against us or our customers or partners, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. Moreover, our products incorporate software components licensed to the general public under open source software licenses. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and license practices can limit the value of our software copyright assets. For additional information about our intellectual property and associated risks, see the section titled “Risk Factors—Risks Related to our Business and Industry.”

Available Information

Our internet address is www.bill.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $31.1 million, $7.3 million and $7.2 million for fiscal 2020, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $148.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $157.6 million, $108.4 million and $64.9 million, and our Total Payment Volume (TPV) was $96.5 billion, $71.3 billion and $49.6 billion for fiscal 2020, 2019 and 2018, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

The World Health Organization has declared the outbreak of the novel coronavirus COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States (U.S.) declared a State of National Emergency due to the COVID-19 outbreak. In addition, many jurisdictions in the U.S. have limited social mobility and gathering. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed most public establishments, including schools, restaurants and shopping malls. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. As the COVID-19 pandemic persists, governments (at national, state and local levels), companies and other authorities may continue to implement restrictions or policies that could adversely impact consumer spending, global capital markets, the global economy and our stock price. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), almost all of our employees are currently working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, strategic partners, and customers. In addition, due to the recent emergency interventions of the U.S. Federal Reserve to stabilize the U.S. economy, interest rates have fallen sharply, which has adversely impacted our revenue from interest earned on funds held from customers and may continue to do so in the future. Furthermore, due to the “shelter-in-place” orders in the state of California and in the San Francisco Bay Area, construction on the buildout of our new facility was temporarily suspended for a period of time. The delay will shift the completion of the project to early calendar 2021.

The COVID-19 pandemic may also adversely impact the operations of our strategic partners and accounting firm partners, as well as those of our customers, our employees and our employee productivity. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. We may experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse impact on our business operations, revenues and financial condition as well as some of our underlying business drivers such as customer growth and payment and transaction volumes; however, its ultimate impact is highly uncertain and subject to change. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

For fiscal 2020, over 98,000 customers processed approximately $96.5 billion in TPV on our platform. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

We invest funds that we hold in trust for our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in aggregate, during periods of heavy financial market volatility. In the event of a global financial crisis, such as that experienced in 2008 and such as that which may result from the COVID-19 or other pandemics, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate ACH payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

For fiscal 2020, 2019 and 2018, we generated $21.2 million, $22.4 million and $7.9 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 13%, 21% and 12% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

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

Further, in an effort to attract new customers, we may offer simpler, lower-priced products, which may reduce our profitability. In late March 2020, we implemented a short-term initiative to help new customers negatively impacted by the COVID-19 pandemic by offering them a three-month free subscription, in addition to our standard 30-day risk-free trial. Additionally, we offered our existing customers a discount on user fees due to the COVID-19 pandemic. Although these initiatives did not materially impact our results of operations for fiscal 2020, we anticipate that our subscription fees may be negatively impacted by these initiatives in the future, which may reduce our profitability.

We rely upon our marketing strategy of offering risk-free trials of our platform and other digital marketing strategies to generate sales opportunities. Many of our customers start a risk-free trial of our service. Converting these trial customers to paid customers often requires extensive follow-up and engagement. Many prospective customers never convert from the trial version of a product to a paid version of a product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected. As a result of these and other factors, we may be unable to attract new customers, which would have an adverse effect on our business, revenue, gross margins, and operating results.

If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.

To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by increasing the number of users and incenting them to pay for additional functionality. Our ability to retain our customers and increase their usage could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described in this Annual Report on Form 10-K. As a result, we may be unable to retain existing customers or increase the usage of our platform by them, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

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

Our relationships with our nearly 5,000 accounting firm partners account for approximately 51% of our total customers as of June 30, 2020 and 46% of our total revenue for fiscal 2020. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

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

We may not be able to attract new financial institution strategic partners if our potential partners favor our competitors’ products or services over our platform or choose to compete with our products directly. Further, many of our existing financial institution partners have greater resources than we do and could choose to develop their own solutions to replace ours. Moreover, certain financial institutions may elect to focus on other market segments, and decide to terminate their SMB-focused services. For example, in late 2018, one of our former financial institution partners chose not to renew its relationship with us due to a change in business strategy. As a result, we lost approximately 5,000 customers. Although these customers did not represent a significant amount of revenue for our business, there can be no guarantee that other financial institution partners will not choose to terminate their relationships for strategic or other reasons. If we are unsuccessful in establishing, growing, or maintaining our relationships with strategic partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

Our business depends, in part, on our relationship with Intuit.

In addition to our relationship with financial institutions, we rely on our strategic relationship with Intuit Inc., a leading provider of financial, accounting, and tax preparation software, to further expand our business. Our platform is integrated into Intuit’s QuickBooks product, which millions of SMBs rely on for accounting services. Achieving this integration required extensive coordination and commitment of time and resources, and has led to thousands of additional customers for us. We recently amended our agreement with Intuit to extend the term by three years until June 26, 2023, unless earlier terminated in accordance with the agreement. The revised agreement will enable us to continue supporting our platform within QuickBooks; in addition, we will be able to jointly market and promote our standalone offering, which includes advanced payment and workflow automation capabilities, to customers of Intuit’s QuickBooks Online Advanced product. If we are unable to increase adoption of our platform by Intuit’s customers, however, our growth prospects may be adversely affected. Additionally, if Intuit reconfigures its platform in a manner that no longer supports our integration with QuickBooks, we would lose customers and our business would be adversely affected. Finally, Intuit may seek to develop a solution of its own, acquire a solution to compete with ours, or decide to partner with a competitor and build a new product, which its SMB customers may select over ours, thereby harming our growth prospects and adversely affecting our results of operations.

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

To deliver a comprehensive solution, our platform integrates with popular accounting software providers including Intuit QuickBooks, Oracle NetSuite, and Sage Intacct, through application program interfaces (APIs) made available by these software providers. We automatically synchronize customers, suppliers, clients, invoices, and payment transactions between our platform and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash-flow through an integrated solution for accounts payables, accounts receivable, and payments.

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

Similarly, we have an agreement with Cambridge Mercantile Corp., under which Cambridge provides us with cross-border wire transfer capabilities. This arrangement has enabled us to offer our cross-border payments service, which we view as a significant growth opportunity for our business. Finally, we have an agreement with Comdata, Inc., under which Comdata acts as our program manager and card issuer processor for our virtual card program.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, strategic partnerships, our culture, our relationships with accounting firms, and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable now that we are a public company. The loss of our founder, or one or more of our senior management, or other key employees, including due to illness resulting from COVID-19, could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

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

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. Although we will adjust our sales and marketing spend levels as needed in response to changes in the economic environment, we plan to continue expanding our direct-to-SMB sales force as well as our sales force focused on identifying new strategic partners. We also dedicate significant resources to sales and marketing programs, including digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, and changes in the search algorithms used by major search engines. These efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs and advertising are not effective.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Many aspects of the California Consumer Privacy Act and its interpretation remain unclear, and its full impact on our business and operations remains uncertain. The laws and regulations relating to privacy, data protection and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and could cause our application providers, customers and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy, data protection and information security laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, or information security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, information security, marketing, and consumer communications, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy data protection, and information security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties

In addition, our financial institution strategic partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, as the current COVID-19 pandemic continues to result in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We have heightened monitoring in the face of such risks, but cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.

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

Our cross-border payments product and international operations strategy involve a variety of risks, including:

•	changes in financial regulations and our ability to comply and obtain any relevant licenses;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions;
•	reduction in cross-border trade resulting from trade sanctions, other trade regulations, and relations;
•	potential application of more stringent regulations relating to privacy, data protection, and information security, and the authorized use of, or access to, commercial and personal information;
•	potential changes in trade relations, regulations, or laws;
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

We have funded our operations since inception primarily through equity financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic and related governmental actions, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of June 30, 2020, we had net operating loss (NOL) carryforwards of approximately $265.8 million and $203.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2026. As of June 30, 2020, approximately $166.0 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2020, we had research and development tax credit carryforwards of approximately $10.6 million and $8.7 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2027. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act changes certain provisions of the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which was enacted on December 22, 2017. The CARES Act did not have material impact on our financial statements due to our historical losses and valuation allowance positions. Any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

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

Changes in our effective tax rate or tax liability may adversely affect our operating results.

Our effective tax rate could increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the 2017 Tax Act as modified by the CARES Act;
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

Natural catastrophic events, pandemics, and man-made problems such as power-disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

Natural disasters, pandemics such as COVID-19, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California and a smaller presence in Houston, Texas, and our data centers are located in California and Arizona. The west coast of the United States contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. Furthermore, for fiscal 2018, we identified material weaknesses in our internal control over financial reporting relating to our financial statement close process and reconciliation of funds held for customers. While no material weaknesses were identified in fiscal 2019 and 2020, there can be no assurance that we will not experience additional material weaknesses in the future.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results – Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock-based awards, including the determination of fair value of common stock, and the period of benefit for amortizing deferred commissions, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

The market for our common stock has been, and will likely continue to be, volatile. In addition to the factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•	rumors and market speculation involving us or other companies in our industry;
•	announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations;
•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	lawsuits threatened or filed against us, litigation involving our industry, or both;
•	developments or disputes concerning our or other parties’ products, services or intellectual property rights;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	interpretations of any of the above or other factors by trading algorithms, including those that employ natural language processing and related methods to evaluate our public disclosures;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•	the expiration of contractual lock-up agreements; and
•	sales of shares of our common stock by us or our stockholders.

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

As of June 30, 2020, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 29.5% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and affect the market price of our common stock.

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (DGCL), our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act or the rules and regulations thereunder in federal court.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies or unless we decide to early adopt selected or all applicable revised accounting standards whereby early adoption is permitted. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of December 31st, our second fiscal quarter, of such fiscal year.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

In connection with our follow-on public offering completed in June 2020, subject to certain exceptions, we, all of our directors and executive officers, certain affiliates, and the selling stockholders, agreed not to offer, sell, or agree to sell, directly or indirectly, any shares of common stock without the permission of Goldman Sachs & Co. LLC, (i) for a period of 90 days from the date of our prospectus filed with the Securities and Exchange Commission (SEC), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 11, 2020 (prospectus) for us, and (ii) with respect to our directors and executive officers, certain affiliates, and the selling stockholders, if 60 days have elapsed since the date of the prospectus and we have publicly released our earnings results for the quarterly period ended June 30, 2020, the later of the 60th day after the date of prospectus and the date of such public release of our earnings results; provided that in no event will such period exceed 90 days from the date of the prospectus.

When the applicable lock-up period described above expires, we and our security holders subject to a lock-up agreement will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up agreements, or the perception that such sales may occur, or early release of the agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, there were 10,160,069 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of June 30, 2020. Following our IPO, we registered all of the shares of common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future on a registration statement on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

As of June 30, 2020, the holders of up to approximately 33,747,138 shares, or 42%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In December 2019, we entered into a lease agreement for approximately 132,000 square feet of office space located in San Jose, California, for our principal executive offices. The new lease (as amended) commenced in July 2020 and expires in June 2031. Construction on the buildout of our new facility was temporarily suspended for a period of time due to the shelter in place orders in the San Francisco Bay Area. We anticipate the delay will shift the completion of the project to early 2021.

We lease approximately 9,000 square feet in Palo Alto, California for our interim principal executive offices under a lease that expires in January 2021.

We also lease approximately 25,000 square feet in Houston, Texas for human resources, engineering, customer success, and sales and marketing under a lease that expires in April 2025.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition.

The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The New York Stock Exchange under the symbol “BILL” on December 12, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of June 30, 2020, there were 182 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from December 12, 2019, the first day of trading of our common stock on The New York Stock Exchange, through June 30, 2020, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on December 12, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

Use of Proceeds from IPO

On December 16, 2019, we closed our IPO, in which we issued 11,297,058 shares of common stock at a public offering price of $22.00 per share, which included 1,473,529 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. We received $225.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2019 pursuant to Rule 424(b)(4). The managing underwriters of our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc. and Jefferies LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following tables present selected historical consolidated financial and other data for our business. We derived the selected consolidated statements of operations data for fiscal 2020, 2019 and 2018 and the consolidated balance sheet data as of June 30, 2020 and 2019 from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future. You should read this information in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year ended June 30,
	2020	2019	2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue
Subscription and transaction fees	$136,405	$85,951	$56,992
Interest on funds held for customers	21,195	22,400	7,873
Total revenue	157,600	108,351	64,865
Cost of revenue (1)	39,144	29,918	19,372
Gross profit	118,456	78,433	45,493
Operating expenses
Research and development (1)	53,405	28,924	17,986
Sales and marketing (1)	45,356	30,114	19,290
General and administrative (1)	53,893	29,198	16,034
Total operating expenses	152,654	88,236	53,310
Loss from operations	(34,198)	(9,803)	(7,817)
Other income, net	3,160	2,333	632
Loss before provision for (benefit from) income taxes	(31,038)	(7,470)	(7,185)
Provision for (benefit from) income taxes	53	(156)	10
Net loss	$(31,091)	$(7,314)	$(7,195)

Net loss per share attributable to common stockholders:
Basic and diluted (2)	$(0.70)	$(0.94)	$(1.01)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted (2)	44,106	7,797	7,155

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year ended June 30,
	2020	2019	2018
Cost of revenue	$1,257	$331	$78
Research and development	5,495	1,128	429
Sales and marketing	2,777	922	508
General and administrative	8,535	1,701	530
	$18,064	$4,082	$1,545

(2)

See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	June 30,
	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$697,617	$162,275	$92,268
Working capital	702,602	163,685	88,131
Funds held for customers	1,644,250	1,329,306	915,013
Total assets	2,404,015	1,526,298	1,029,283
Deferred revenue, current and non-current	8,513	5,255	5,208
Line of credit and bank borrowings	2,300	—	9,500
Customer fund deposits	1,644,250	1,329,306	915,013
Redeemable convertible preferred stock	—	276,307	191,147
Accumulated deficit	(148,747)	(117,656)	(110,342)
Total stockholders' equity (deficit)	710,719	(102,657)	(101,904)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of June 30, 2020, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and several of the largest financial institutions in the United States, including Bank of America, JPMorgan Chase and American Express. As we add customers and partners, we expect our network to continue to grow organically.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue was $157.6 million, $108.4 million and $64.9 million during fiscal 2020, 2019 and 2018, respectively. We generated net losses of $31.1 million, $7.3 million and $7.2 million during fiscal 2020, 2019 and 2018, respectively.

On December 16, 2019, we closed our initial public offering (IPO) in which we issued 11,297,058 shares of our common stock at a public offering price of $22.00 per share, which included 1,473,529 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in net proceeds of $225.5 million, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. Upon the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into 52,434,505 shares of common stock on a one-for-one basis.

On June 15, 2020, we closed a follow-on offering, in which we issued 4,330,000 shares of common stock at a public offering price of $74.25 per share, which included 1,080,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. We received $307.5 million in net proceeds from the follow-on offering, after deducting underwriting discounts and commissions of $12.9 million and other offering costs of $1.1 million.

COVID-19

In December 2019, a strain of novel coronavirus (COVID-19) was reported in Wuhan, China, and began to be reported in the U.S. in January 2020. Since then, COVID-19 has spread throughout the U.S. and the world. In January 2020, the World Health Organization declared COVID-19 a public health emergency of international concern and in early March 2020, it declared COVID-19 a pandemic.

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, it has significantly impacted the health and economic environment around the world. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed most public and commercial establishments, including schools, restaurants and shopping malls. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. A negative impact on our customers may cause them to go out of business, request discounts, extension of payment terms, or cancelation of their subscription to our platform. Any of these actions will have a negative impact on our future results of operations, liquidity and financial condition.

Our business continues to operate despite the disruption of many business operations in the U.S. and our decision to require our employees to work from remote locations due to the COVID-19 pandemic. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S., the impact to our customers, strategic partners and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our Revenue Model

We generate revenue by charging subscription and transaction fees, and by earning interest on funds held in trust on behalf of customers while their payment transactions are clearing.

Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per transaction. Transactions primarily include check issuance, ACH origination, cross-border payments, virtual card issuance, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.

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

Our Business Model

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales. We also acquire customers indirectly by partnering with leading companies that are trusted by our current and prospective customers, including accounting firms, financial institutions, and software companies.

Our revenue is visible and predictable from our existing customers. For fiscal 2020, over 85% of our subscription and transaction revenue, which we also refer to as core revenue, came from customers who were acquired prior to the start of the fiscal year. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those from our financial institution partners, over 82% of customers as of June 30, 2019 were still customers as of June 30, 2020.

Net Dollar-Based Retention Rate

Net dollar-based retention rate is an important indicator of customer satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each fiscal year. We calculate our net dollar-based retention rate by starting with the revenue billed to customers in the last quarter of the prior fiscal year (Prior Period Revenue). We then calculate the revenue billed to these same customers in the last quarter of the current fiscal year (Current Period Revenue), excluding interest earned on customer funds held in trust. Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new customers and excludes interest earned on customer funds held in trust. We then repeat the calculation of Prior Period Revenue and Current Period Revenue with respect to each of the preceding three quarters, and aggregate the four Prior Period Revenues (the Aggregate Prior Period Revenue) and the four Current Period Revenues (the Aggregate Current Period Revenue). Our net dollar-based retention rate equals the Aggregate Current Period Revenue divided by Aggregate Prior Period Revenue.

Our net dollar-based retention rate was 121%, 110% and 106% during fiscal 2020, 2019 and 2018, respectively. These consecutive increases are primarily attributable to increases in the number of users, more transactions per customer, and selling additional products to those customers.

Customer Acquisition Efficiency

Our efficient direct and indirect go-to-market strategy, combined with our recurring revenue model, results in our short payback period. We define “payback period” as the number of quarters it takes for the cumulative non-GAAP gross profit we earn from customers acquired during a given quarter to exceed our total sales and marketing spend in that same quarter. For customers acquired during fiscal 2019, the average payback period was approximately five quarters.

Key Factors Affecting Our Performance

Acquiring New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from SMBs, as well as the impact caused by the COVID-19 pandemic. As of June 30, 2020, we had over 98,000 customers across a wide variety of industries and geographies in the United States.

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

Investing in Sales and Marketing

We will continue to drive awareness and generate demand to acquire new customers and develop new accounting firm and strategic partner relationships; however, we will adjust our sales and marketing spend level as needed in response to changes in the economic environment. We will continue to expand efforts to market our platform directly to businesses through online digital marketing, referral programs and other programs. Our investment in supporting accounting firms and strategic partners has been significant. We support these accounting firms and strategic partners through education and training initiatives like hosting webinars and developing sell-sheet case studies. In late March 2020, we implemented a short-term initiative to help new customers negatively impacted by the COVID-19 pandemic by offering them a free subscription to our platform for three months, in addition to our standard 30-day risk-free trial. Such initiative did not have a significant impact to our total subscription fees during fiscal 2020.

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

	As of June 30,			% Growth as of June 30,
	2020	2019	2018	2020	2019
Number of customers	98,100	76,800	63,700	28%	21%

	Year ended June 30,			% Growth Year ended June 30,
	2020	2019	2018	2020	2019
Total Payment Volume (amounts in millions)	$96,489	$71,282	$49,592	35%	44%

	Year ended June 30,			% Growth Year ended June 30,
	2020	2019	2018	2020	2019
Transactions processed	23,852,000	19,861,000	15,256,000	20%	30%

(1)

Number of customers as of June 30, 2018 includes approximately 5,000 customers from a strategic partner that did not renew its contract during fiscal 2019. Excluding these customers, our customer growth would have been 31% during fiscal 2019.

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

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define Total Payment Volume (TPV) as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during fiscal 2020.

Transactions Processed

We define transactions processed as the number of customer payment transactions, such as checks, ACH items, wire transfers and virtual cards, initiated and processed through our platform during a particular period.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

	Year ended June 30,
	2020	2019	2018
Non-GAAP gross profit (in thousands)	$123,248	$82,154	$47,396
Non-GAAP gross margin	78.2%	75.8%	73.1%
Free cash flow (in thousands)	$(16,506)	$(8,248)	$(10,402)

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation expense, depreciation and amortization expense, amortization of deferred costs, and payroll taxes related to stock-based compensation expense. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our GAAP gross profit and GAAP gross margin for the periods presented (amounts in thousands):

	Year ended June 30,
	2020	2019	2018
Total revenue	$157,600	$108,351	$64,865
Gross profit	118,456	78,433	45,493
Add:
Stock-based compensation expense	1,257	331	78
Depreciation and amortization expense, amortization of deferred costs, and payroll taxes related to stock-based compensation expense	3,535	3,390	1,825
Non-GAAP gross profit	$123,248	$82,154	$47,396
Gross margin	75.2%	72.4%	70.1%
Non-GAAP gross margin	78.2%	75.8%	73.1%

Free Cash Flow

Free cash flow is defined as net cash used in operating activities, reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash used in operating activities for the periods presented (in thousands):

	Year ended June 30,
	2020	2019	2018
Net cash used in operating activities	$(4,430)	$(3,949)	$(8,356)
Purchases of property and equipment	(11,437)	(2,743)	(1,313)
Capitalization of internal-use software costs	(639)	(1,556)	(733)
Free cash flow	$(16,506)	$(8,248)	$(10,402)

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

We expense a substantial portion of research and development expenses as incurred. We believe that delivering new functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our research and development team to develop new products and product enhancements.

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

Provision for (Benefit from) Income Taxes – Provision for income taxes consists of state income taxes. The benefit from income taxes pertains to the income tax benefit that is reported on the consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the consolidated statements of comprehensive loss.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Year ended June 30,
	2020	2019	2018
Revenue
Subscription and transaction fees	$136,405	$85,951	$56,992
Interest on funds held for customers	21,195	22,400	7,873
Total revenue	157,600	108,351	64,865
Cost of revenue (1)	39,144	29,918	19,372
Gross profit	118,456	78,433	45,493
Operating expenses
Research and development (1)	53,405	28,924	17,986
Sales and marketing (1)	45,356	30,114	19,290
General and administrative (1)	53,893	29,198	16,034
Total operating expenses	152,654	88,236	53,310
Loss from operations	(34,198)	(9,803)	(7,817)
Other income, net	3,160	2,333	632
Loss before provision for (benefit from) income taxes	(31,038)	(7,470)	(7,185)
Provision for (benefit from) income taxes	53	(156)	10
Net loss	$(31,091)	$(7,314)	$(7,195)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year ended June 30,
	2020	2019	2018
Cost of revenue	$1,257	$331	$78
Research and development	5,495	1,128	429
Sales and marketing	2,777	922	508
General and administrative	8,535	1,701	530
	$18,064	$4,082	$1,545

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Year ended June 30,
	2020	2019	2018
Revenue
Subscription and transaction fees	87%	79%	88%
Interest on funds held for customers	13%	21%	12%
Total revenue	100%	100%	100%
Cost of revenue	25%	28%	30%
Gross margin	75%	72%	70%
Operating expenses
Research and development	34%	27%	28%
Sales and marketing	29%	27%	29%
General and administrative	34%	27%	25%
Total operating expenses	97%	81%	82%
Loss from operations	(22)%	(9)%	(12)%
Other income, net	2%	2%	1%
Loss before provision for (benefit from) income taxes	(20)%	(7)%	(11)%
Provision for (benefit from) income taxes	—	—	—
Net loss	(20)%	(7)%	(11)%

Comparison of Fiscal 2020 and 2019

Revenue

The components of our revenue during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Subscription and transaction fees	$136,405	$85,951	$50,454	59%
Interest on funds held for customers	21,195	22,400	(1,205)	(5)%
Total revenue	$157,600	$108,351	$49,249	45%

Subscription and transaction fees increased to $136.4 million during fiscal 2020 from $86.0 million during fiscal 2019, an increase of $50.4 million or 59%. Subscription fees increased to $83.8 million during fiscal 2020 from $59.6 million during for fiscal 2019, an increase of $24.2 million or 41%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $52.6 million during fiscal 2020 from $26.4 million during fiscal 2019, an increase of $26.2 million or 100%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. Our total customers increased to over 98,000 as of June 30, 2020 compared to over 76,000 as of June 30, 2019, or an increase of approximately 28%. Our average subscription revenue and transaction fees per customer increased by 11% and 58%, respectively, during fiscal 2020 compared to fiscal 2019, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $21.2 million during fiscal 2020 from $22.4 million during fiscal 2019, a decrease of $1.2 million or 5%. The decrease was due to the decrease in the yield we earned from investing customer funds, partially offset by the increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 1.55% during fiscal 2020, a decrease of 51 basis points from fiscal 2019. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to cut the federal funds rate during the second half of calendar year 2019 and again in March 2020 in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by 95 basis points during fiscal 2020 from fiscal 2019. The balance of customer funds held while payment transactions clear increased during fiscal 2020 over fiscal 2019. The average daily balance of customer funds in transit increased to approximately $1.4 billion during fiscal 2020 from approximately $1.1 billion during fiscal 2019, an increase of 25%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $96.5 billion during fiscal 2020 from approximately $71.3 billion during fiscal 2019, an increase of 35%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Cost of revenue	$39,144	$29,918	$9,226	31%
Gross profit	$118,456	$78,433	$40,023	51%
Gross margin	75%	72%

Cost of revenue increased to $39.1 million during fiscal 2020 from $29.9 million during fiscal 2019, an increase of $9.2 million or 31%. The increase was due primarily to a $4.8 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions. The increase was also due to a $2.4 million increase in personnel-related costs, including non-cash stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during fiscal 2020 increased by 21% compared to fiscal 2019. The increase was also due to a $1.5 million increase in shared overhead costs and a $0.6 million increase in costs for consultants and temporary contractors.

Gross margin increased to 75% during fiscal 2020 from 72% during fiscal 2019, an increase of 3%. The increase was driven primarily by higher revenue on increased adoption of new product offerings.

Research and Development Expenses

Research and development expenses during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Research and development expenses	$53,405	$28,924	$24,481	85%
Percentage of revenue	34%	27%

Research and development expenses increased to $53.4 million during fiscal 2020 from $28.9 million during fiscal 2019, an increase of $24.5 million or 85%. The increase was due primarily to a $20.3 million increase in personnel-related costs, including non-cash stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $2.9 million increase in shared overhead costs, and a $1.0 million increase in costs for engaging consultants and temporary contractors who provided product development services. Our average research and development headcount during fiscal 2020 increased by 55% compared to fiscal 2019.

As a percentage of total revenue, research and development expenses increased to 34% during fiscal 2020 from 27% during fiscal 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs, including non-cash stock-based compensation expense, relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$45,356	$30,114	$15,242	51%
Percentage of revenue	29%	27%

Sales and marketing expenses increased to $45.4 million during fiscal 2020 from $30.1 million during fiscal 2019, an increase of $15.3 million or 51%. The increase was due primarily to a $9.4 million increase in personnel-related costs (after the adjustment to capitalize and subsequently amortize certain sales commissions, which increased on a net basis by $3.7 million), including non-cash stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $2.1 million increase in shared overhead costs. Our average sales and marketing headcount during fiscal 2020 increased by 44% compared to fiscal 2019. The increase was also attributed to a $2.0 million increase in advertising spend and a $1.7 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses increased to 29% during fiscal 2020 from 27% during fiscal 2019, due primarily to the increase in our headcount, which resulted in higher personnel-related costs, including non-cash stock-based compensation expense, relative to the increase in our revenue.

General and Administrative Expenses

General and administrative expenses during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
General and administrative expenses	$53,893	$29,198	$24,695	85%
Percentage of revenue	34%	27%

General and administrative expenses increased to $53.9 million during fiscal 2020 from $29.2 million during fiscal 2019, an increase of $24.7 million or 85%. The increase was due primarily to a $16.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel, and a $1.8 million increase in shared overhead costs. Our average general and administrative headcount during fiscal 2020 increased by 66% compared to fiscal 2019. The increase was also due to a $2.9 million increase in professional and consulting fees as we obtained additional external assistance before and after we became a public company, a $2.2 million increase in corporate insurance costs (mainly pertaining to director and officer insurance costs) due to the effect of operating as a public company, and a $2.0 million increase in money transfer license fees and credit card processing fees due to the overall growth of our business.

As a percentage of total revenue, general and administrative expenses increased to 34% during fiscal 2020 from 27% during fiscal 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs, including stock-based compensation expense, relative to the increase in our revenue.

Other Income, Net

Other income, net during fiscal 2020 and 2019 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Other income, net	$3,160	$2,333	$827	35%

Other income, net increased to $3.2 million during fiscal 2020 from $2.3 million during fiscal 2019, an increase of $0.9 million or 35%. The increase was mainly due to a $0.9 million increase in interest income due to the increase in corporate funds that were invested in highly liquid, investment-grade fixed income marketable securities. In addition, other income, net increased due to a $0.6 million decrease in interest expense, offset by a $0.7 million increase in loss on revaluation of redeemable convertible preferred stock warrant liabilities.

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes during fiscal 2020 and 2019 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Provision for (benefit from) income taxes	$53	$(156)	$209	134%

The provision for income taxes during fiscal 2020 pertains primarily to state income taxes. The benefit from income taxes during fiscal 2019 pertains primarily to the income tax benefit that is reported on the consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the consolidated statements of comprehensive loss.

Comparison of Fiscal 2019 and 2018

The components of our revenue during fiscal 2019 and 2018 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
Subscription and transaction fees	$85,951	$56,992	$28,959	51%
Interest on funds held for customers	22,400	7,873	14,527	185%
Total revenue	$108,351	$64,865	$43,486	67%

Subscription and transaction fees increased to $86.0 million during fiscal 2019 from $57.0 million during fiscal 2018, an increase of $29.0 million or 51%. Subscription fees increased to $59.6 million during fiscal 2019 from $42.0 million during fiscal 2018, an increase of $17.6 million or 42%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $26.4 million during fiscal 2019 from $15.0 million during fiscal 2018, an increase of $11.4 million or 76%, primarily due to increased adoption of new product offerings and increases in the number of transactions initiated. Our total customers increased to over 76,000 as of June 30, 2019 compared to over 63,000 as of June 30, 2018, or an increase of approximately 21%. Our average subscription revenue and transaction fees per customer increased by 12% and 39%, respectively, during fiscal 2019, driven primarily by the increase in customers’ usage of our platform and payment activity.

Interest on funds held for customers increased to $22.4 million during fiscal 2019 from $7.9 million during fiscal 2018, an increase of $14.5 million or 185%. The increase was due primarily to the increase in the yield we earned from strategically investing funds held for customers and the increase in the balance of customer funds while payment transactions are clearing. The annualized rate of return on our average customer funds held was 1.99% during fiscal 2019, an increase of 101 basis points over the annualized yield during fiscal 2018. The increase in yield was primarily due to the short-term interest rate environment as the average daily effective Federal Funds rate increased by 85 basis points during fiscal 2019 over fiscal 2018. Our active management of customer funds during fiscal 2019 also improved the return generated on our funds held. The average balance of customer funds in transit increased to approximately $1.1 billion during fiscal 2019 from approximately $777 million during fiscal 2018, or an increase of 42%. Fund balances increased primarily due to growth in TPV. Our TPV increased to approximately $71.3 billion during fiscal 2019 from approximately $49.6 billion during fiscal 2018, or an increase of 44%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during fiscal 2019 and 2018 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
Cost of revenue	$29,918	$19,372	$10,546	54%
Gross profit	$78,433	$45,493	$32,940	72%
Gross margin	72%	70%

Cost of revenue increased to $29.9 million during fiscal 2019 from $19.4 million during fiscal 2018, an increase of $10.5 million or 54%. The increase was due primarily to a $4.2 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for holding the funds of our customers, and data hosting services, which were driven by the increase in the number of customers and volume of transactions. The increase was also due to a $4.0 million increase in personnel-related costs, including non-cash stock-based compensation expense and amortization of deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, and a $1.4 million increase in shared overhead costs. Our average headcount of such personnel during fiscal 2019 increased by 26% compared to fiscal 2018.

Gross margin increased to 72% during fiscal 2019 from 70% during fiscal 2018. The increase was driven primarily by the increase in our total revenue and in our revenue mix, in particular the increase in interest on funds held for customers, which has low costs and high gross margin, partially offset by the increase in costs as a percentage of revenue related primarily to software applications that we used to support our customers as well as allocated shared overhead costs.

Research and Development Expenses

Research and development expenses during fiscal 2019 and 2018 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
Research and development expenses	$28,924	$17,986	$10,938	61%
Percentage of revenue	27%	28%

Research and development expenses increased to $28.9 million during fiscal 2019 from $18.0 million during fiscal 2018, an increase of $10.9 million or 61%. The increase was due primarily to an $8.1 million increase in personnel-related costs, including non-cash stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings and a related $1.5 million increase in shared overhead costs. Our average research and development headcount during fiscal 2019 increased by 45% compared to fiscal 2018.

As a percentage of total revenue, research and development expenses decreased to 27% during fiscal 2019 from 28% during fiscal 2018 due primarily to the leveraging of our overall expenses on higher revenue.

Sales and Marketing Expenses

Sales and marketing expenses during fiscal 2019 and 2018 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
Sales and marketing expenses	$30,114	$19,290	$10,824	56%
Percentage of revenue	27%	29%

Sales and marketing expenses increased to $30.1 million during fiscal 2019 from $19.3 million during fiscal 2018, an increase of $10.8 million or 56%. The increase was due primarily to a $4.5 million increase in personnel-related costs (after the adjustment to capitalize and subsequently amortize certain sales commissions, which increased on a net basis by $2.1 million), including non-cash stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.8 million increase in shared overhead costs due to the increase in headcount. Our average sales and marketing headcount during fiscal 2019 increased by 37% compared to fiscal 2018. The increase was also attributed to a $2.9 million increase in advertising spend and a $1.9 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we continued to increase our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses decreased to 27% during fiscal 2019 from 29% during fiscal 2018, due primarily to the leveraging of our overall expenses on higher revenue.

General and Administrative Expenses

General and administrative expenses during fiscal 2019 and 2018 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
General and administrative expenses	$29,198	$16,034	$13,164	82%
Percentage of revenue	27%	25%

General and administrative expenses increased to $29.2 million during fiscal 2019 from $16.0 million during fiscal 2018, an increase of $13.2 million or 82%. The increase was due primarily to a $6.4 million increase in personnel-related costs, including non-cash stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel. Our average general and administrative headcount during fiscal 2019 increased by 63% compared to fiscal 2018. The increase was also due to a $1.9 million increase in professional and consulting fees as we obtained additional external assistance in connection with the overall growth of our business and our preparation to operate as a public company, a $1.6 million increase in recruiting fees and temporary staffing costs as we engaged external help to recruit employees or to temporarily fill certain roles within the organization, a $1.5 million increase for sales and use taxes due to an increase in state reporting, collection and remittance requirements, and a $0.8 million increase in losses on funds held due to the increase in the number of instances of fraud during the year.

As a percentage of total revenue, general and administrative expenses increased to 27% during fiscal 2019 from 25% during fiscal 2018 as we engaged in more activities in connection with the overall growth of the business and our preparation to become a public company.

Other Income, Net

Other income, net during fiscal 2019 and 2018 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
Other income, net	$2,333	$632	$1,701	269%

Other income, net increased to $2.3 million during fiscal 2019 from $0.6 million during fiscal 2018, due primarily to a $2.1 million increase in interest earned on corporate funds that we invested in money market instruments and highly liquid short-term investments, partially offset by an increase in interest expense of $0.4 million.

(Benefit from) provision for Income Taxes

(Benefit from) provision for income taxes during fiscal 2019 and 2018 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2019	2018	Amount	%
(Benefit from) provision for income taxes	$(156)	$10	$(166)	(1,660)%

The benefit from income taxes during fiscal 2019 pertains primarily to the income tax benefit that is reported on the consolidated statements of operations and is offset against the income tax on the unrealized gain on investments in available-for-sale securities that is shown on the consolidated statements of comprehensive loss. The provision for income taxes during fiscal 2018 pertains to state income taxes.

Liquidity and Capital Resources

On December 16, 2019, we closed our IPO in which we received net proceeds of $225.5 million, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. On June 15, 2020, we closed our follow-on public offering in which we received net proceeds of $307.5 million, after deducting underwriting discounts and commissions of $12.9 million and other offering costs of $1.1 million.

Prior to our IPO and our follow-on public offering, we financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and bank borrowings. As of June 30, 2020, our principal sources of liquidity were our cash and cash equivalents of $573.6 million, our available-for-sale short-term investments of $124.0 million, and funds available under our Senior Facilities Agreement (as defined below). Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, asset-backed securities and U.S. treasury securities with original maturities of more than three months. Our Senior Facilities Agreement, which expires on June 28, 2022, allows us to borrow up to $50.0 million. Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of June 30, 2020.

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

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2020	2019 (1)	2018 (1)
Net cash provided by (used in):
Operating activities	$(4,430)	$(3,949)	$(8,356)
Investing activities	(249,487)	(96,106)	(417,822)
Financing activities	863,126	491,655	326,282
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$609,209	$391,600	$(99,896)
_______________________

(1)

Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of the adjustments.

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

Net cash used in operating activities increased to $4.4 million during fiscal 2020 from $3.9 million during fiscal 2019 due primarily to the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount and administrative costs as we now operate as a public company; offset by the increase in cash received from subscription and transaction fees revenue.

Net cash used in operating activities decreased to $3.9 million during fiscal 2019 from $8.4 million during fiscal 2018 due primarily to the increase in cash received from subscription and transaction fees revenue, as well as the increase in cash received from interest on funds held for customers; offset by the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount.

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

Net cash used in investing activities increased to $249.5 million during fiscal 2020 from $96.1 million during fiscal 2019 due primarily to the increase in purchases of corporate and customer fund short-term investments and the increase in purchases of property and equipment; offset by the increase in proceeds from the maturities of corporate and customer fund available-for-sale investments.

Net cash used in investing activities decreased to $96.1 million during fiscal 2019 from $417.8 million during fiscal 2018, due primarily to the increase in proceeds from the maturities and sale of corporate and customer fund available-for-sale investments; offset by the increase in purchases of corporate and customer fund available-for-sale investments, the increase in purchases of property and equipment, and the increase in capitalized internal-use software.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of proceeds from the issuance of common stock through public offerings, issuance of redeemable convertible preferred stock, line of credit borrowings, and exercises of stock options and stock warrants. Cash used in our financing activities consists primarily of repayments of our bank borrowings and payments of costs related to the issuance of common stock, preferred stock or debt. Additionally, changes in customer fund deposits liability could increase or decrease our cash from financing activities due the timing and the volume of payment transactions.

Net cash provided by financing activities increased to $863.1 million during fiscal 2020 from $491.7 million during fiscal 2019 due primarily to the proceeds from the issuance of common stock upon the completion of our IPO and follow-on public offering (net of underwriting discounts and other offering costs), an increase in proceeds from the exercise of stock options, and proceeds from our line of credit borrowings; offset by a lower change in customer funds deposits liability. Additionally, cash provided during fiscal 2019 included proceeds from the issuance of redeemable convertible preferred stock and none during fiscal 2020.

Net cash provided by financing activities increased to $491.7 million during fiscal 2019 from $326.3 million during fiscal 2018, due primarily to the increase in customer fund deposits liability, proceeds from the issuance of Series H redeemable convertible preferred stock and the increase in proceeds from the exercise of stock options; offset by the increase in repayments of bank borrowings.

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

The Senior Facilities Agreement requires us to comply with certain restrictive covenants. As of June 30, 2020, we were in compliance with the loan covenants.

Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of June 30, 2020.

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under operating leases for office space, a strategic partnership agreement to promote our platform, agreements with various third parties to purchase software and maintenance services, and an agreement with a financial institution partner. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2020 (in thousands):

	Total	Less than 1 year	1 ~ 3 years	3 ~ 5 years	More than 5 years
Operating lease commitments (1)	$77,034	$1,192	$14,273	$14,962	$46,607
Partnership and other commitments (2)	25,629	13,629	4,500	4,000	3,500
Total	$102,663	$14,821	$18,773	$18,962	$50,107

(1)	Consists of future non-cancellable minimum rental payments under operating leases for our offices.
(2)

Consists of future minimum payments under a strategic partnership agreement, purchases of software and maintenance services with certain vendors, and an amount payable to an existing financial institution partner to fund its implementation activities for a payment services offering.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue recognition – Our contracts with financial institutions require us to provide multiple services comprising subscription, transaction and implementation services. We identify performance obligations in these contracts by evaluating whether individual services are distinct. We consider a service distinct if it is (i) capable of being distinct and (ii) distinct within the context of the agreement. Services that are not distinct are combined into a single performance obligation. The evaluation of whether a service is distinct involves judgment and could impact the timing of revenue recognition. We determine the transaction price in these contracts based on the amount of consideration we expect to be entitled to, which are typically variable. The transaction price is then allocated to each separate performance obligation on a relative standalone selling price basis. We determine the standalone selling prices based on the overall pricing objectives, taking into consideration the adjusted market assessment approach and the expected cost plus margin approach. Each performance obligation is analyzed to determine if it is satisfied over time or at a point in time. Our performance obligations are generally recognized as revenue over the period each performance obligation is satisfied. Our implementation services included in these contracts consist of the development of interfaces between our platform and the financial institution’s platform and the development of graphical user interfaces within the financial institution’s platform. The financial institution’s customers cannot access online bill pay services until implementation is complete and the financial institution has provided acceptance of the implementation services. As a result, initial implementation services are not capable of being distinct from subscription and transaction processing services, and are therefore combined into a single performance obligation. The ability of financial institution customers to renew contracts without having to pay up-front implementation fees again provides them a material right. Material rights, which have not been significant to date, are treated as separate performance obligations and are recognized over the expected period of benefit.

We recognize revenue over time using an attribution method that best reflects the measure of progress in satisfying the performance obligation. The attribution method used involves judgment and impacts the timing of revenue recognition. We recognize revenue on annual and monthly subscription contracts based on the proportion of transactions processed compared to the total estimated transactions to be processed over the contract period.

Deferred costs – Deferred costs include deferred sales commissions that are incremental costs of obtaining customer contracts. We amortize deferred sales commissions ratably over the estimated period of our relationship with new customers of four to six years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features.

Stock-based compensation – Stock-based compensation expense related to stock option awards is measured at fair value on the date of grant using the Black-Scholes option-pricing model. We recognize the compensation costs for stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years, reduced for estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the forfeiture rate based on the historical experience for annual grant years where the majority of the vesting terms have been satisfied.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of the stock option awards. These assumptions include:

Expected term – The expected term represents the period that stock option awards are expected to be outstanding. The expected term for stock option awards is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility – Since we did not have any trading history for our common stock prior to our IPO, the expected volatility that we used for stock option awards granted prior to our IPO was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the lifecycle or area of specialty. Following our IPO, the expected volatility was estimated based on the historical volatility of our common stock.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of stock option awards for periods corresponding with the expected term of the option.

Expected dividend yield – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock.

Common Stock Valuation – Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our Board of Directors with input from management and contemporaneous third-party valuations. We believe that our Board of Directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market for our common stock prior to our IPO, our Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:

•	contemporaneous valuations of our common stock performed by independent third-party appraisers;
•	our actual operating results and financial performance;
•	conditions in the industry and economy in general;
•	the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•	the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions;
•	equity market conditions affecting comparable public companies and the market performance of comparable publicly traded companies;
•	the U.S. and global capital market conditions; and,
•

the lack of marketability of our common stock and the results of independent third-party valuations. Valuations of our common stock were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In valuing our common stock, our Board of Directors determined the equity value of our business generally using the income approach and the market comparable approach valuation methods. When applicable due to a recent preferred stock offering, the prior sale of company stock method was also utilized.

The income approach estimates value based on the expectation of future cash flows that a company will generate – such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar lines of business as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. In addition, we also considered an appropriate discount adjustment to recognize the lack of marketability due to being a closely-held entity.

The market comparable approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined which is applied to the subject company’s operating results to estimate the value of the subject company. In our valuations, the multiple of the comparable companies was determined using a ratio of the market value of invested capital less cash to each of the last twelve-month revenues and the forecasted future twelve month revenues. The estimated value is then discounted by a non-marketability factor because stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies which impacts liquidity. To determine our peer group of companies, we considered public enterprise cloud-based application providers and select those that are similar to us in size, stage of lifecycle, and financial leverage.

The resulting equity value is then allocated to each class of stock using an Option Pricing Model (OPM). The OPM treats common stock and redeemable convertible preferred stock as call options on an equity value, with exercise prices based on the liquidation preference of our redeemable convertible preferred stock. Under this method, our common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger or sale, assuming we have funds available to make a liquidation preference meaningful and collectible by the stockholders. The common stock is considered to be a call option with a claim at an exercise price equal to the remaining value immediately after the redeemable convertible preferred stock is liquidated.

Beginning in December 2018, the resulting equity value was allocated to each class of stock using a Probability Weighted Expected Return Method (PWERM). The PWERM involves the estimation of future potential outcomes of our company as well as values and probabilities associated with each respective potential outcome. The common stock per share value determined using this approach is ultimately based upon probability-weighted per share values resulting from the various future scenarios, which can include an IPO, merger or sale, dissolution, or continued operation as a private company. There was a very wide range of possible future exit events for the “remain private scenario” in our PWERM analysis, and forecasting specific probabilities and potential values associated with any future events would be highly speculative and imprecise for this scenario. As such, we relied primarily upon the OPM in order to allocate the equity value among the stockholders for the “remain private scenario” in our PWERM analysis.

In some cases, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation determined pursuant to one of the methods described above or a straight-line calculation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

Since the completion of our IPO, our Board of Directors determines the fair value of each share of underlying common stock based on the closing price as reported on the date of grant on the New York Stock Exchange.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2020.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. During fiscal 2020, we early adopted Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes on a prospective basis effective during the year ended June 30, 2020. During fiscal 2018, we early adopted ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) effective July 1, 2017 using the full retrospective method. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts.

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from time of purchase. All of our investments are classified as available-for-sale securities.

Our customer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. As a secondary objective, we seek to maximize interest income. Customer funds assets are invested in money market funds that maintain a constant market price, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy, reflecting restrictions on permissible investments in applicable state money transmitter laws, governs the types of investments we make. We classify our investments in marketable securities as available-for-sale.

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

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 1.52% during fiscal 2020 from 2.10% during fiscal 2019 due primarily to the changes in the short-term interest rate environment, including actions taken by the U.S. Federal Reserve to lower the federal funds rate during the second half of calendar year 2019 and in March 2020 in response to the COVID-19 pandemic, as the average daily effective federal funds rate decreased by 95 basis points.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $3.0 million during fiscal 2020 on average corporate investment balances of approximately $302.0 million. A change in the interest rate of 100 basis points would have changed our interest on funds held for customers by approximately $13.6 million during fiscal 2020 on average funds held for customers of $1.4 billion. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to future bank borrowings. As of June 30, 2020, our available funds under our Senior Facilities Agreement provides for a revolving credit facility of up to $40.8 million, after deducting our outstanding line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million. Because the interest rate on the borrowing is indexed to a floating rate, our interest cost may increase if market interest rates rise.

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

We are also exposed to credit risk related to the timing of payments made from customer funds collected. We typically remit customer funds to our customers’ suppliers in advance of having good or confirmed funds collected from our customers. Customers may not have sufficient available balances in their account to fund remittances we have made on their behalf.  Furthermore, our customers generally have three days to dispute transactions, and if we remit funds in advance of receiving confirmation that no dispute was initiated by our customer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bill.com Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bill.com Holdings, Inc. (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Francisco, California

August 28, 2020

BILL.COM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$573,643	$90,306
Short-term investments	123,974	71,969
Accounts receivable, net	4,252	4,398
Unbilled revenue	6,549	4,795
Prepaid expenses and other current assets	26,781	12,326
Funds held for customers	1,644,250	1,329,306
Total current assets	2,379,449	1,513,100
Property and equipment, net	13,866	6,557
Other assets	10,700	6,641
Total assets	$2,404,015	$1,526,298

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,478	$5,063
Accrued compensation and benefits	12,387	4,333
Other accrued and current liabilities	8,541	6,556
Redeemable convertible preferred stock warrant liabilities	—	688
Deferred revenue	5,891	3,469
Line of credit borrowings	2,300	—
Customer fund deposits	1,644,250	1,329,306
Total current liabilities	1,676,847	1,349,415
Deferred revenue, non-current	2,622	1,786
Other long-term liabilities	13,827	1,447
Total liabilities	1,693,296	1,352,648
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock: none authorized, issued and outstanding at June 30, 2020; 106,090 shares authorized, and 52,435 shares issued and outstanding at June 30, 2019; liquidation preference of $280,513 at June 30, 2019	—	276,307
Stockholders' equity (deficit):
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 and 169,300 shares authorized; 79,635 and 8,154 shares issued and outstanding at June 30, 2020 and 2019, respectively	2	1
No-voting common stock: none authorized, issued and outstanding at June 30, 2020; 14,000 shares authorized, and none issued and outstanding at June 30, 2019	—	—
Additional paid-in capital	857,044	14,672
Accumulated other comprehensive income	2,420	326
Accumulated deficit	(148,747)	(117,656)
Total stockholders' equity (deficit)	710,719	(102,657)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$2,404,015	$1,526,298

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended June 30,
	2020	2019	2018
Revenue
Subscription and transaction fees	$136,405	$85,951	$56,992
Interest on funds held for customers	21,195	22,400	7,873
Total revenue	157,600	108,351	64,865
Cost of revenue	39,144	29,918	19,372
Gross profit	118,456	78,433	45,493
Operating expenses
Research and development	53,405	28,924	17,986
Sales and marketing	45,356	30,114	19,290
General and administrative	53,893	29,198	16,034
Total operating expenses	152,654	88,236	53,310
Loss from operations	(34,198)	(9,803)	(7,817)
Other income, net	3,160	2,333	632
Loss before provision for (benefit from) income taxes	(31,038)	(7,470)	(7,185)
Provision for (benefit from) income taxes	53	(156)	10
Net loss	$(31,091)	$(7,314)	$(7,195)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.70)	$(0.94)	$(1.01)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	44,106	7,797	7,155

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended June 30,
	2020	2019	2018
Net loss	$(31,091)	$(7,314)	$(7,195)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities, before tax	2,094	679	(177)
Income tax	—	(176)	—
Comprehensive loss	$(28,997)	$(6,811)	$(7,372)

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance at June 30, 2017	41,408	$135,342	6,969	$1	$6,314	$—	$(103,147)	$(96,832)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	5,723	55,805	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early-exercised stock options	—	—	376	—	755	—	—	755
Employee stock-based compensation	—	—	—	—	1,545	—	—	1,545
Other comprehensive loss	—	—	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	—	—	(7,195)	(7,195)
Balance at June 30, 2018	47,131	191,147	7,345	1	8,614	(177)	(110,342)	(101,904)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	5,304	85,160	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early-exercised stock options	—	—	809	—	1,702	—	—	1,702
Stock-based compensation	—	—	—	—	4,082	—	—	4,082
Issuance of stock warrants	—	—	—	—	274	—	—	274
Other comprehensive income, net of tax	—	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	—	(7,314)	(7,314)
Balance at June 30, 2019	52,435	276,307	8,154	1	14,672	326	(117,656)	(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	4,330	—	307,512	—	—	307,512
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,298	—	13,460	—	—	13,460
Issuance of common stock upon exercise of stock warrants	—	—	121	—	144	—	—	144
Stock-based compensation	—	—	—	—	18,064	—	—	18,064
Other comprehensive income	—	—	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	—	—	(31,091)	(31,091)
Balance at June 30, 2020	—	$—	79,635	$2	$857,044	$2,420	$(148,747)	$710,719

See accompanying notes to consolidated financial statements

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Year ended June 30,
	2020	2019 (1)	2018 (1)
Cash flows from operating activities:
Net loss	$(31,091)	$(7,314)	$(7,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,257	3,154	2,314
Stock-based compensation	18,064	4,082	1,545
Accretion of discount on investments in marketable debt securities	(3,815)	(1,319)	—
Revaluation of warrant liabilities and forfeiture of warrants	717	25	182
Issuance of warrants	—	274	—
Deferred income taxes	—	(176)	—
Changes in assets and liabilities:
Accounts receivable	(1,054)	(2,098)	(279)
Unbilled revenue	(554)	(1,748)	(503)
Prepaid expenses and other current assets	(10,434)	(5,690)	(3,477)
Other assets	(4,928)	(995)	(2,828)
Accounts payable	(1,596)	3,171	(563)
Accrued and other current liabilities	9,755	4,336	1,642
Other long-term liabilities	12,991	302	35
Deferred revenue	3,258	47	771
Net cash used in operating activities	(4,430)	(3,949)	(8,356)
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(1,088,611)	(830,622)	(726,788)
Proceeds from maturities of corporate and customer fund short-term investments	806,000	694,303	290,828
Proceeds from sale of corporate and customer fund short-term investments	46,159	54,715	16,498
(Increase) decrease in other receivables included in funds held for customers	(959)	(10,203)	3,686
Purchases of property and equipment	(11,437)	(2,743)	(1,313)
Capitalization of internal-use software costs	(639)	(1,556)	(733)
Net cash used in investing activities	(249,487)	(96,106)	(417,822)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	225,481	—	—
Proceeds from issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	308,176	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	85,160	55,805
Increase in customer fund deposits liability	314,944	414,293	263,671
Proceeds from line of credit and bank borrowings	2,300	—	9,500
Payments on bank borrowings	—	(9,500)	(3,387)
Proceeds from exercise of stock options	12,232	1,702	693
Proceeds from exercise of stock warrants	144	—	—
Payments of deferred debt issuance costs	(151)	—	—
Net cash provided by financing activities	863,126	491,655	326,282
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	609,209	391,600	(99,896)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	983,168	591,568	691,464
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$1,592,377	$983,168	$591,568
Supplemental disclosure of cash flow information:
Cash paid for interest	$174	$872	$436
Noncash investing and financing activities:
Payable on purchases of property and equipment	$—	$—	$1,908
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$276,307	$—	$—
Reclassification of redeemable convertible preferred stock warrant liabilities into additional paid-in capital upon initial public offering	$1,405	$—	$—
Receivable from broker-assisted exercises of stock options	$1,228	$—	$—
Accrued offering and debt issuance costs	$664	$470	$—

Reconciliation of cash, cash equivalents, restricted cash, and restricted  cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:

Cash and cash equivalents	$573,643	$90,306	$22,401
Restricted cash included in other current assets	35	256	256
Restricted cash included in other assets	—	550	—
Restricted cash and restricted cash equivalents included in funds held for customers	1,018,699	892,056	568,911
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,592,377	$983,168	$591,568

(1)

Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 1 to the consolidated financial statements for a summary of reclassifications and adjustments.

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The merger was considered a transaction between entities under common control. Accordingly, BDC recognized the assets and liabilities of Bill.com, Inc. at their carrying values and the accompanying consolidated financial statements present comparative information for prior periods on a consolidated basis, as if both BDC and Bill.com, LLC (formerly Bill.com, Inc.) were under common control for all periods presented. On June 27, 2019, BDC changed its name to Bill.com Holdings, Inc.

Bill.com Holdings, Inc. and Bill.com, LLC are collectively referred to as the “Company” in the accompanying consolidated financial statements after the reorganization.

Initial Public Offering and Follow-on Offering

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

On June 15, 2020, the Company closed a follow-on public offering in which it issued 4,330,000 shares of common stock at a public offering price of $74.25 per share, which included 1,080,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The Company received $307.5 million in net proceeds from the follow-on public offering, after deducting underwriting discounts and commissions of $12.9 million and other offering costs of $1.1 million.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP). Intercompany accounts and transactions have been eliminated.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company expects to use the extended transition period for any new or revised accounting standards during the period which the Company remains an emerging growth company.

Stock Split

On November 27, 2019, the Company filed an amendment to its amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s issued and outstanding redeemable convertible preferred stock, common stock and non-voting common stock on a 2-for-1 basis. The par value and authorized shares of the redeemable convertible preferred stock, common stock and non-voting common stock were not adjusted as a result of the reverse stock split. All references to the redeemable convertible preferred stock, common stock, non-voting common stock, options to purchase common stock, early exercised stock options, warrants to purchase redeemable convertible preferred stock, warrants to purchase common stock, per share amounts and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including those related to fair value of common stock prior to the Company’s IPO and stock-based compensation, fair value of redeemable convertible preferred stock warrant liabilities up until the date of the Company’s IPO, useful lives of property and equipment, the attribution method used to recognize revenue on annual contracts, variable consideration used in revenue recognition for certain financial institutions, reserve for sales tax obligations, reserve for losses on funds held for customers, and income taxes. The Company evaluates these estimates and assumptions and adjusts the estimates and assumptions accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Funds held for customers and customer fund deposits

Funds held for customers and the corresponding liability on customer fund deposits represent funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers. Generally, these funds held for customers are initially deposited in separate bank accounts until remitted to the customers’ suppliers or to the customers. The funds held for customers are restricted for the purpose of satisfying the customers’ fund obligations and are not available for general business use by the Company. The Company partially invests funds held for customers in highly liquid investments with maturities of three months or less and in marketable debt securities with maturities of more than three months to one year at the time of purchase. Funds held for customers that are invested in marketable debt securities are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive (loss) income on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company contractually earns interest on funds held for customers with associated counterparties.

Cash, cash equivalents, restricted cash and restricted cash equivalents

Cash and cash equivalents consist of cash in banks and highly liquid investments with maturities of three months or less at the time of purchase. Restricted cash consists of (i) cash collateral required by a bank in connection with the Company’s money transmission activities, (ii) cash in bank deposits required by the Company’s lessors to satisfy letter of credit requirements under its lease agreements, and (iii) cash in bank deposits included in funds held for customers. Restricted cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase that are included in funds held for customers. Except for the restricted cash included in funds held for customers, the current and non-current portion of the restricted cash is included in prepaid expenses and other current assets and in other assets, respectively, in the accompanying consolidated balance sheets.

Short–term investments

The Company invests excess cash in marketable debt securities with maturities of more than three months and less than one year. These securities are classified as available-for-sale and recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive (loss) income on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. An impairment loss is recognized when the decline in fair value of the marketable debt securities is determined to be other than temporary. The Company periodically evaluates its investments to determine if impairment charges are required. The Company determined that there was no other-than-temporary impairment on short-term investments during the years ended June 30, 2020, 2019 and 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound and the Company has not experienced material losses. There were no customers that exceeded 10% of the Company’s total revenue during the years ended June 30, 2020, 2019 and 2018.

Accounts receivable, unbilled revenue and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. Unbilled revenue is recorded based on amounts that the Company expects to invoice to customers in the subsequent period. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of the accounts receivable. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts was not significant.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally one to five years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

Capitalized internal-use software

The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the estimated useful lives of the software, generally three years commencing on the first day of the month following when the software is ready for its intended use. Costs related to planning and post-implementation activities are expensed as incurred. During the years ended June 30, 2020, 2019 and 2018, the Company capitalized $0.6 million, $1.6 million and $0.7 million, respectively, in software development costs. As of June 30, 2020 and 2019, the unamortized internal-use software was $1.9 million and $2.3 million, respectively.

Impairment of long-lived assets

Long-lived assets, such as property and equipment and capitalized internal-use software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during the years ended June 30, 2020, 2019 and 2018.

Deferred offering costs

Prior to the IPO, the offering costs, which consisted primarily of accounting, legal and other fees related to the IPO, were capitalized and included in other assets. As of June 30, 2019, the Company capitalized $0.4 million of deferred offering costs and subsequently reclassified such amount to additional paid-in capital as an offset against the IPO proceeds upon the consummation of the IPO.

Redeemable convertible preferred stock warrants

Prior to the IPO, freestanding warrants to purchase shares of the Company’s redeemable convertible preferred stock were accounted for as liabilities on the consolidated balance sheets at their estimated fair value because the shares underlying the warrants contain contingent redemption features outside the Company’s control. Fair value was measured using the Black-Scholes option-pricing model. Changes in fair value of the warrants were recorded in general and administrative expenses in the consolidated statements of operations. Upon completion of the IPO, the Company’s redeemable convertible preferred stock warrants were converted into common stock warrants and the associated redeemable convertible preferred stock warrant liabilities were re-measured to their fair value of $1.4 million and reclassified to additional paid-in capital.

Revenue recognition

Subscription and Transaction Fees

The Company enters into contracts with SMB and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. These contracts are either cancelable arrangements paid monthly in arrears that can be terminated by either party without a penalty at any time or non-cancelable annual arrangements paid upfront. In July 2019, the Company updated its terms of service for cancelable contracts, whereby cancellations become effective at the end of the monthly subscription period in which the last transaction is processed. The Company charges its SMB and accounting firm customers subscription fees for access to its platform based on the number of users and level of service. The Company also charges these customers transaction fees based on actual transaction volume and the category of transaction. The contractual price for subscription and transaction activities is based on either the negotiated fees or the rates published on the Company’s website.

The Company’s contracts with SMB and accounting firm customers are generally comprised of a single performance obligation to provide access to the functionality of the Company’s platform to process transactions. The Company accounts for open-ended cancelable contracts as a daily service. Subscription revenue for such contracts is recognized ratably over the period that the customers have access to the platform. Transaction revenue is recognized on the date the transactions are processed by the Company.

The Company accounts for its annual and monthly contracts as a series of distinct services satisfied over time. The Company determines the transaction price for such contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. The Company recognizes the transaction price from annual contracts as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period. Revenues recognized exclude amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.

Arrangements with Financial Institutions

The Company enters into multi-year contracts with financial institution customers that typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with the Company’s online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete and the financial institution has provided acceptance of the implementation services. As such, initial implementation services and transaction processing services are not capable of being distinct from the subscription for online bill pay services and are combined into a single performance obligation. The consideration in these contracts varies based on the number of users and transactions processed. The Company has determined it meets the variable consideration allocation exception and therefore recognizes guaranteed monthly payments and any overages as revenue in the month they are earned. Implementation fees are recognized based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period. The ability of the financial institution customers to renew their contracts without having to pay up-front implementation fees again provides them a material right. Material rights, which have not been significant to date, are treated as separate performance obligations and are recognized over the expected period of benefit. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price.

Interest on Funds Held for Customers

The Company also earns revenue from interest earned on funds held for customers that are initially deposited into the Company’s bank accounts that are separate from the Company’s operating cash accounts until remitted to the customers or their suppliers. The Company partially invests funds held for customers in highly liquid investments with maturities of three months or less and in marketable debt securities with maturities of three months to one year at the time of purchase. Interest and fees earned are recognized based on the effective interest method and also include the accretion of discounts and the amortization of premiums on marketable debt securities.

Deferred revenue

Subscription and transaction fees from customers for which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied.

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

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including stock-based compensation expenses, for the Company’s customer success and payment operations teams, certain costs that are directly attributed to processing customers’ transactions (such as the cost of printing checks, postage for mailing checks, and expenses for processing payments), direct and amortized costs for implementing and integrating the Company’s platform into the customers’ systems, costs for maintaining, optimizing, and securing the Company’s cloud payments infrastructure, amortization of capitalized internal-use software, fees on the investment of customer funds, and allocation of overhead costs.

Research and development

Costs incurred in research and development, excluding development costs eligible for capitalization as internal-use software, are expensed as incurred.

Stock-based compensation

The Company measures stock-based compensation for stock options and purchase rights issued under the Employee Stock Purchase Plan (ESPP) at fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures stock-based compensation for restricted stock units (RSUs) based on the fair market value of the Company’s stock on the date of grant. The Company recognizes compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of four years for stock options and RSUs, and the offering period of one year for purchase rights under the ESPP. Stock compensation costs are reduced by the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the forfeiture rate based on its historical experience for annual grant years where the majority of the vesting terms have been satisfied.

Advertising

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2020, 2019 and 2018 were $5.8 million, $3.7 million and $0.8 million, respectively.

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (NOL) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies any liabilities for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

New accounting pronouncements:

Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 as well as improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740. The Company adopted this ASU on a prospective basis effective June 30, 2020. The Company elected to early adopt this ASU because it simplifies the Company’s accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. In addition, the income tax effect on the unrealized gain on investments in available-for-sale securities included in other comprehensive income is not required to be recorded under this ASU.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Accordingly, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the total amounts shown on the statement of cash flows at the beginning and at the end of period. The Company retrospectively adopted this ASU during the year ended June 30, 2020. The adoption of this ASU changed the presentation and classification of corporate restricted cash, and restricted cash and restricted cash equivalents included in funds held for customers on its consolidated statements of cash flows. The impact of the adoption of ASU 2016-18 on our previously reported consolidated statements of cash flows was as follows (in thousands):

	Year ended June 30, 2019
	As previously reported	ASU No. 2016-18 adjustments	As adjusted
Net cash used in operating activities	$(3,949)	$—	$(3,949)
Net cash used in investing activities	(419,801)	323,695	(96,106)
Net cash provided by financing activities	491,655	—	491,655
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	67,905	323,695	391,600
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	22,401	569,167	591,568
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$90,306	$892,862	$983,168

	Year ended June 30, 2018
	As previously reported	ASU No. 2016-18 adjustments	As adjusted
Net cash used in operating activities	$(8,356)	$—	$(8,356)
Net cash used in investing activities	(335,421)	(82,401)	(417,822)
Net cash provided by financing activities	326,282	—	326,282
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(17,495)	(82,401)	(99,896)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	39,896	651,568	691,464
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$22,401	$569,167	$591,568

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims, distributions received from equity method investees, beneficial interests in securitization transactions and the application of the predominance principle on separately identifiable cash flows. The Company retrospectively adopted this ASU during the year ended June 30, 2020 and it did not have a material impact on its consolidated financial statements.

Not Yet Adopted

In November 2019, the FASB Issued ASU 2019-08, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, the amount that will be recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. As an emerging growth company, ASU 2019-08 may be adopted by the Company effective in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020; however, early adoption is permitted. The Company is planning to adopt this ASU beginning July 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires implementation costs incurred in a hosting arrangement that is a service contract to be capitalized and amortized over the term of the hosting arrangement. As an emerging growth company, ASU 2018-15 may be adopted by the Company effective in fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021; however, early adoption is permitted. The Company is planning to adopt this ASU beginning July 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-15 removes, modifies and adds certain disclosure requirements under Topic 820, such as the removal of disclosure of valuation process for Level 3 fair value measurements and removal of disclosure of changes in unrealized gains and losses for recurring Level 3 fair value measurements. ASU 2018-13 is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is required to adopt this ASU beginning July 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In June 2018, the FASB Issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As an emerging growth company, ASU 2018-07 may be adopted by the Company effective in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020; however, early adoption is permitted. The Company is planning to adopt this ASU beginning July 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that credit losses on financial assets, such as trade receivables and available-for-sale debt securities, be recognized as allowance for losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Topic 326 was subsequently amended by ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates. As an emerging growth company, ASU 2016-13 may be adopted by the Company effective in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years; however, early adoption is permitted. The Company is planning to adopt this ASU beginning July 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) Effective Dates. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. As an emerging growth company, ASU 2016-02 may be adopted by the Company effective in fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021; however, early adoption is permitted. The Company is planning to adopt this ASU beginning July 1, 2020. The effect of adopting this ASU is expected to be material to the Company’s consolidated financial statements because the Company has significant long-term lease agreements.

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and Deferred Costs

The Company generates revenue from two primary sources: (1) subscription and transaction fees and (2) interest on funds held for customers. The Company’s customers include small and midsize businesses (SMB), accounting firms and financial institutions. The Company’s subscription and transaction fees are disaggregated by customer category and consisted of the following (in thousands):

	Year ended June 30,
	2020	2019	2018
Small-to-midsize business and accounting firm customers	$126,035	$76,292	$50,138
Financial institution customers	10,370	9,659	6,854
Total subscription and transaction fees	$136,405	$85,951	$56,992

Remaining performance obligations with financial institutions

As of June 30, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $152.3 million. Of this amount, the Company expects to recognize $13.0 million within one year and $139.3 million thereafter.

Deferred revenue

Subscription and transaction fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the consolidated balance sheets. Fees for monthly subscription and transaction fees are billed in arrears on a monthly basis. During the year ended June 30, 2020, the Company recognized $5.6 million of revenue that was included in the deferred revenue balance as of June 30, 2019.

Deferred costs

Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2020	2019
Deferred sales commissions:
Current	$2,829	$1,674
Non-current	5,613	3,069
Total deferred sales commissions	$8,442	$4,743
Deferred service costs:
Current	$618	$755
Non-current	4,474	2,173
Total deferred service costs	$5,092	$2,928

The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions was $2.3 million, $1.4 million and $1.0 million during the years ended June 30, 2020, 2019 and 2018, respectively. The amortization of deferred service costs was $0.4 million, $1.1 million and $0.4 million during the years ended June 30, 2020, 2019 and 2018, respectively.

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures and reports its cash equivalents, short-term investments, funds held for customers that are invested in money market funds and marketable debt securities, and redeemable convertible preferred stock warrant liabilities at estimated fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 –

Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 –

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,075	$—	$—	$20,075
Short-term investments:
U.S. treasury securities	28,368	—	—	28,368
Corporate bonds	—	71,131	—	71,131
Asset-backed securities	—	24,475	—	24,475
	28,368	95,606	—	123,974
Funds held for customers:
Restricted cash equivalents	357,350	76,359	—	433,709
Corporate bonds	—	493,879	—	493,879
Certificates of deposit	—	85,953	—	85,953
U.S. treasury securities	48,952	—	—	48,952
	406,302	656,191	—	1,062,493
Total assets measured at fair value	$454,745	$751,797	$—	$1,206,542

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$13,718	$—	$—	$13,718
Short-term investments:
U.S. treasury securities	64,758	—	—	64,758
Corporate bonds	—	4,787	—	4,787
Asset-backed securities	—	2,424	—	2,424
	64,758	7,211	—	71,969
Funds held for customers:
Restricted cash equivalents	424,219	—	—	424,219
Corporate bonds	—	302,070	—	302,070
Certificates of deposit	—	105,377	—	105,377
U.S. treasury securities	30,960	—	—	30,960
	455,179	407,447	—	862,626
Total assets measured at fair value	$533,655	$414,658	$—	$948,313
Liabilities
Redeemable convertible preferred stock warrant liabilities	$—	$—	$688	$688
Total liabilities measured at fair value	$—	$—	$688	$688

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

The fair value measurement of the redeemable convertible preferred stock warrant liabilities as of June 30, 2019 was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company estimated the fair value of the liability using the Black-Scholes option-pricing model and any change in fair value is recognized as either gain or loss and included in other income, net in the accompanying consolidated statements of operations.

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

The table below sets forth a summary of the changes in the fair value of Level 3 financial liabilities as of and for the periods presented (in thousands):

	June 30,
	2020	2019
Fair value, beginning of year	$688	$663
Change in fair value	717	319
Reclassification to additional paid-in capital	(1,405)	—
Forfeiture of warrants	—	(294)
Fair value, end of year	$—	$688

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following (in thousands):

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$28,281	$88	$(1)	$28,368
Corporate bonds	70,781	360	(10)	71,131
Asset-backed securities	24,333	142	—	24,475
	$123,395	$590	$(11)	$123,974

	June 30, 2019
	Amortized cost	Gross unrealized gains	Fair value
U.S. treasury securities	$64,683	$75	$64,758
Corporate bonds	4,787	—	4,787
Asset-backed securities	2,424	—	2,424
	$71,894	$75	$71,969

The amortized cost and fair value amounts include accrued interest receivable of $0.5 million and $0.2 million at June 30, 2020 and 2019, respectively.

As of June 30, 2020, approximately 83% and 17% of the Company’s investments in marketable debt securities mature within one year and after one year through two years, respectively. As of June 30, 2019, 100% of the Company’s investments in marketable debt securities matured within one year.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 (in thousands):

	June 30, 2020
	Fair value	Unrealized losses
U.S. treasury securities	$2,798	$(1)
Corporate bonds	9,258	(10)
Total	$12,056	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the years ended June 30, 2020, 2019 and 2018.

NOTE 5 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following (in thousands):

	June 30,
	2020	2019
Restricted cash and other receivables	$586,893	$470,971
Restricted cash equivalents	433,709	424,219
Corporate bonds	493,879	302,070
Certificates of deposit	85,953	105,377
U.S. treasury securities	48,952	30,960
Total funds held for customers	1,649,386	1,333,597
Less - income earned by the Company included in other current assets	(5,136)	(4,291)
Total funds held for customers, net of income earned by the Company	$1,644,250	$1,329,306

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities (in thousands):

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$491,950	$1,936	$(7)	$493,879
Certificates of deposit	85,841	115	(3)	85,953
U.S. treasury securities	48,949	4	(1)	48,952
Total	$626,740	$2,055	$(11)	$628,784

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$301,755	$327	$(12)	$302,070
Certificates of deposit	105,297	81	(1)	105,377
U.S. treasury securities	30,927	33	—	30,960
Total	$437,979	$441	$(13)	$438,407

The amortized cost and estimated fair value amounts include accrued interest receivable of $2.9 million and $1.9 million at June 30, 2020 and 2019, respectively.

As of June 30, 2020 and 2019, 100% of the Company’s funds held for customers that were invested in short-term marketable debt securities mature within one year.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$31,785	$(7)
Certificates of deposit	20,006	(3)
U.S. treasury securities	14,990	(1)
Total	$66,781	$(11)

	June 30, 2019
	Fair value	Unrealized losses
Corporate bonds	$46,065	$(12)
Certificates of deposit	12,027	(1)
Total	$58,092	$(13)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the years ended June 30, 2020, 2019 and 2018.

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS

Property and equipment – Property and equipment consisted of the following (in thousands):

	June 30,
	2020	2019
Computers, software and equipment	$11,262	$10,341
Capitalized software	4,026	3,387
Furniture and fixtures	3,116	1,859
Leasehold improvements	9,257	2,435
Property and equipment, gross	27,661	18,022
Less: accumulated depreciation and amortization	(13,795)	(11,465)
Property and equipment, net	$13,866	$6,557

Depreciation and amortization expense during the years ended June 30, 2020, 2019 and 2018 was $4.3 million, $3.2 million and $2.3 million, respectively.

Other accrued and current liabilities – Other accrued and current liabilities consisted of the following (in thousands):

	June 30,
	2020	2019
Accrued sales and use tax	$2,976	$2,881
Deferred rent and lease incentives	1,107	494
Accrued license fees	473	131
Non-sufficient funds reserve	260	147
Current portion of a long-term payable for a purchase of software	613	512
Other	3,112	2,391
Total	$8,541	$6,556

NOTE 7 – BANK BORROWINGS

Senior Secured Credit Facilities

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

The Senior Facilities Agreement requires the Company to comply with certain restricted covenants. As of June 30, 2020 and 2019, the Company was in compliance with the loan covenants. Borrowings under the Senior Facilities are secured by substantially all of the Company’s assets, and are fully and unconditionally guaranteed by Bill.com Holdings, Inc. Available funds under the Company’s Senior Facilities Agreement, after deducting the line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of June 30, 2020. The interest rate on the line of credit borrowings was 2.0% per annum as of June 30, 2020.

NOTE 8 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock were converted into 52,434,505 shares of common stock and the carrying value, totaling $276.3 million, was reclassified to common stock and additional paid-in capital.

At June 30, 2019, redeemable convertible preferred stock consisted of the following (in thousands):

	Shares authorized	Shares issued and outstanding	Liquidation preference	Gross proceeds
Series A	5,400	2,700	$2,106	$2,106
Series B	21,733	10,815	15,790	15,790
Series C	9,197	4,599	8,500	8,500
Series D	12,425	6,200	15,500	15,500
Series E	17,512	8,756	35,200	35,200
Series E-1	1,393	697	2,800	2,800
Series F	9,756	4,878	29,750	29,750
Series F-1	82	41	250	250
Series G	16,892	8,446	82,500	82,500
Series H	11,700	5,303	88,117	88,117
Total	106,090	52,435	$280,513	$280,513

NOTE 9 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 Plan), which became effective on December 10, 2019, the date immediately before the Company’s Registration Statement on Form S-1 was declared effective by the SEC.

The Company’s 2016 Equity Incentive Plan (2016 Plan), which was adopted in February 2016, was terminated concurrent to the effective date of the 2019 Plan. The Company’s 2006 Equity Incentive Plan (2006 Plan), which was adopted in April 2006, was terminated upon the adoption of the 2016 Plan. There were no equity-based awards granted under the 2016 Plan and the 2006 Plan after their termination; however, all outstanding awards under the 2016 Plan and the 2006 Plan continue to remain subject to the terms of the respective Equity Incentive Plan until such awards are exercised or until they terminate or expire by their terms. The 2019 Plan, 2016 Plan and 2006 Plan are collectively referred to as the “Equity Incentive Plans.”

The 2019 Plan authorizes the award of stock options, restricted stock units (RSUs), restricted stock awards, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company initially reserved 7,100,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2016 Plan, for issuance pursuant to awards granted under our 2019 Plan. The number of shares reserved for issuance under the 2019 Plan increases automatically on July 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding June 30, or a number as may be determined by the Company’s board of directors. In addition, the following shares of common stock from the 2016 Plan and the 2006 Plan will be available for grant and issuance under the 2019 Plan:

•

shares issuable upon the exercise of options or subject to other awards under the 2016 Plan or 2006 Plan that cease to be subject to such options or other awards by forfeiture or after the effective date of the 2019 Plan; and

•	shares issued pursuant to outstanding awards under our 2016 Plan and 2006 Plan that are forfeited or repurchased after the effective date of the 2019 Plan.

The total number of common shares available for issuance under the Equity Incentive Plans was 6,187,598, 11,370,068, and 6,337,779 shares as of June 30, 2020, 2019 and 2018, respectively.

Stock Options

The Company may grant incentive and non-statutory stock options to employees, nonemployee directors, and consultants of the Company under the Equity Incentive Plans. Stock options granted generally vest and become exercisable ratably over a requisite service period of four years following the date of the grant and expire ten years from the date of the grant. The Company may grant stock options with early exercise provisions, but subject to repurchase conditions. There were no outstanding unvested stock options that had been early exercised as of June 30, 2020. The total number of outstanding unvested shares that had been early exercised as of June 30, 2019 was not significant.

The Company may also grant stock options with double-trigger vesting conditions. The unvested shares of options granted with double trigger vesting conditions will vest 50% in the event of a sale of the Company and the termination of the holder of the stock options.

The exercise price of incentive stock options granted must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant. The exercise price of non-statutory options granted must be at least equal to 85% of the fair value of the Company’s common stock at the date of grant.

A summary of stock option activity as of June 30, 2020, and changes during the year ended June 30, 2020, is presented below:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at June 30, 2019	10,027	$5.90	8.37	$75,223
Granted	2,937	$18.78
Exercised	(3,291)	$4.09
Cancelled / forfeited / expired	(654)	$8.83
Outstanding at June 30, 2020	9,019	$10.53	8.26	$718,563
Vested and expected to vest at June 30, 2020 (1)	8,135	$10.34	8.21	$649,756
Vested and exercisable at June 30, 2020	2,584	$6.23	7.12	$217,024

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average grant date fair value of options granted during the years ended June 30, 2020, 2019 and 2018 was $11.04, $4.24 and $2.02 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2020, 2019 and 2018 was $191.3 million, $3.8 million and $0.7 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.

The fair value of options granted during the years ended June 30, 2020, 2019 and 2018 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2020	2019	2018
Expected term (in years)	6.25	6.25	6.25
Expected volatility	50.0% to 100.6%	46.0% to 51.0%	45.0% to 55.1%
Risk-free interest rate	0.35% to 1.88%	2.19% to 2.89%	2.05% to 2.89%
Expected dividend yield	0%	0%	0%

Prior to the IPO, the fair value of the shares of common stock underlying stock options had historically been determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock, the Board of Directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, sales of preferred stock, actual operating results and financial performance, the conditions in the industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected term – The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility – Since the Company did not have any trading history for its common stock prior to the IPO, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. Following the IPO, the expected volatility was estimated based on the historical volatility of the Company’s common stock.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected dividend yield – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

As of June 30, 2020, the total unamortized stock-based compensation cost related to the unvested stock options was $40.4 million, which the Company expects to amortize over a weighted-average period of 2.9 years. The Company received $12.2 million, $1.7 million and $0.7 million from options exercised during the years ended June 30, 2020, 2019 and 2018, respectively.

Restricted Stock Units

In February 2020, the Company began issuing RSUs to certain employees and nonemployee board members under the 2019 Plan. A summary of RSU activity during the year ended June 30, 2020 is presented below:

	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2019	—	$—
Granted	1,153	$66.11
Vested	(8)	$62.78
Cancelled / forfeited / expired	(4)	$58.83
Nonvested at June 30, 2020	1,141	$66.16

The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members. The total fair value of RSUs vested during the year ended June 30, 2020 was $0.2 million.

As of June 30, 2020, the total unamortized stock-based compensation expense related to the unvested RSUs was $55.2 million, which the Company expects to amortize over a weighted-average period of 3.8 years.

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

The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares. The first business day of each offering period is the offering date. No offering period may last more than 27 months. Each offering period is comprised of two six-month purchase periods. The initial offering period of the ESPP started on December 11, 2019, which is the effective date of the ESPP, and will end on February 14, 2021, with two purchase periods on August 14, 2020 and February 14, 2021. Thereafter, a new 12-month offering period will commence on each subsequent February 15th and August 15th, with each such offering period consisting of two separate 6-month purchase periods ending on August 14th and February 14th, respectively. Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date or (ii) the purchase date.

The fair value of ESPP offerings was estimated at the date of each offering using the Black-Scholes option-pricing model with the following assumptions during the year ended June 30, 2020:

Expected term (in years)	0.5 to 1.17
Expected volatility	50.0%
Risk-free interest rate	1.47% to 1.56%
Expected dividend yield	0%

As of June 30, 2020, the total unrecognized compensation expense related to the ESPP was $1.5 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Expense

Stock-based compensation expense from stock options, RSUs and ESPP was included in the following line items in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year ended June 30,
	2020	2019	2018
Cost of revenue	$1,257	$331	$78
Research and development	5,495	1,128	429
Sales and marketing	2,777	922	508
General and administrative	8,535	1,701	530
Total	$18,064	$4,082	$1,545

Stock Warrants

As of June 30, 2020, there were no stock warrants outstanding. As of June 30, 2019 the following warrants were issued and outstanding (in thousands except per share amounts):

	Number of warrants issued and outstanding	Weighted average exercise price	Expiration date
Series B redeemable convertible preferred stock warrants	51	$1.46	January 2020
Series D redeemable convertible preferred stock warrants	12	$2.50	May 2020
Common stock warrants	63	$6.40	April 2024
Total	126

Immediately upon the completion of the Company’s IPO, all warrants to purchase shares of redeemable convertible preferred stock were converted into warrants to purchase shares of common stock. The outstanding redeemable convertible preferred stock warrant liabilities as of June 30, 2019 and 2018 were re-measured to fair value using the Black-Scholes option-pricing model. The key inputs used in the valuation were as follows:

	June 30,
	2019	2018
Expected term (in years)	0.58	1.04
Expected volatility	51.0%	46.0%
Risk-free interest rate	2.0%	2.3%
Expected dividend yield	0%	0%

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of June 30, 2020, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 10 – OTHER INCOME, NET

Other income, net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2020	2019	2018
Interest income	$4,092	$3,207	$1,058
Interest expense	(229)	(825)	(427)
Revaluation of warrant liabilities and forfeiture of warrants	(717)	—	—
Other	14	(49)	1
Total	$3,160	$2,333	$632

NOTE 11 – INCOME TAXES

The components of loss before the provision for (benefit from) income taxes were as follows (in thousands):

	Year ended June 30,
	2020	2019	2018
Domestic	$(31,038)	$(7,470)	$(7,185)
Foreign	—	—	—
Total	$(31,038)	$(7,470)	$(7,185)

The components of provision for (benefit from) income taxes were as follows (in thousands):

	Year ended June 30,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	53	20	10
Foreign	—	—	—
Total current	53	20	10
Deferred:	—	—	—
Federal	—	(142)	—
State	—	(34)	—
Foreign	—	—	—
Total current	—	(176)	—
Provision for (benefit from) income taxes	$53	$(156)	$10

The items accounting for the difference between the income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended June 30,
	2020	2019	2018
Expected benefit at U.S. federal statutory rate	$(6,518)	$(1,569)	$(1,976)
Stock-based compensation	(31,047)	390	297
Federal and state R&D credits, net of unrecognized benefit	(6,411)	(2,111)	(909)
Deferred tax asset re-measurement due to Tax Reform	—	—	12,227
Change in valuation allowance	43,716	3,029	(9,753)
Other	313	105	124
Provision for (benefit from) income taxes	$53	$(156)	$10

The components of deferred tax assets and liabilities were as follows as of June 30, 2020 and 2019 (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Accruals and reserves	$3,933	$1,631
Deferred revenue	904	84
Property and equipment	128	—
Stock-based compensation	2,542	700
Net operating loss carryforwards	68,694	26,690
Research and development credits	12,226	5,649
Total deferred tax assets before valuation allowance	88,427	34,754
Valuation allowance	(85,569)	(33,253)
Deferred tax assets	$2,858	$1,501
Deferred tax liabilities:
Deferred contract costs	$(2,182)	$(1,229)
Property and equipment	—	(143)
Other	(676)	(129)
Total deferred tax liabilities	$(2,858)	$(1,501)
Net deferred tax assets (liabilities)	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was approximately $52.3 million, $3.7 million and $10.0 million during the years ended June 30, 2020, 2019 and 2018, respectively, including a decrease in valuation allowance of $0.7 million related to the adoption of ASC 606 during the year ended June 30, 2018.

As of June 30, 2020, the Company had net operating loss (NOL) carryforwards of $265.8 million and $203.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2026. As of June 30, 2020, approximately $166.0 million of federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2020, the Company also had research and development tax credit carryforwards of approximately $10.6 million and $8.7 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2027. The state tax credits do not expire and will carry forward indefinitely until utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and other similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

As of June 30, 2020 and 2019, the Company had $5.8 million and $2.7 million, respectively, of unrecognized tax benefits related to federal and California R&D credits. Below is the reconciliation of the unrecognized tax benefits as of the periods presented (in thousands):

	June 30,
	2020	2019	2018
Balance at the beginning of the year	$2,692	$1,457	$835
Additions based upon tax positions related to the current year	3,078	1,028	—
Additions based upon tax positions related to the prior year	17	207	622
Balance at the end of the year	$5,787	$2,692	$1,457

The Company files United States federal, California, and other various state income tax returns. All U.S. federal and state net operating losses and tax credits generated to date are subject to adjustments. The Company does not anticipate any material change to its unrecognized tax benefits over the next twelve months. The Company’s U.S. federal and state tax returns remain subject to examination by taxing authorities. The tax years from 2006 to 2019 remain open as a result of unused tax attributes being carried forward.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating leases – The Company leases office space under non-cancelable operating leases that expire through June 2031. Rent expense is recognized on a straight-line basis over the lease term. Rent expense, net of sublease income, was $5.3 million, $2.3 million and $1.5 million during the years ended June 30, 2020, 2019 and 2018, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2021	$1,192
2022	7,029
2023	7,244
2024	7,458
2025	7,504
Thereafter	46,607
Total	$77,034

Other agreements – The Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027. Expense recognized under this agreement, which was included in sales and marketing expenses, was $2.0 million, $2.3 million and $2.3 million during the years ended June 30, 2020, 2019, and 2018, respectively.

In May 2020, the Company expanded its service agreement with an existing financial institution partner for a period of 5 years. Under this agreement, the Company agreed to pay this partner a total of $12.0 million, payable ratably over six months from June 2020, in order to fund the partner’s implementation activities before the payment services offering becomes available for its customers. As of June 30, 2020, the amount payable to this partner was $10.0 million.

The Company purchased a software license and maintenance and support services from a vendor that are payable on an installment basis through August 2021 under a non-cancellable service agreement.

Future payments under these other agreements as of June 30, 2020 are as follows (in thousands).

Fiscal years ending June 30:	Amount
2021	$13,000
2022	2,000
2023	2,000
2024	2,000
2025	2,000
Thereafter	3,500
Total	$24,500

Litigation – From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2020 and 2019, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders during the years ended June 30, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year ended June 30,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(31,091)	$(7,314)	$(7,195)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	44,106	7,797	7,155
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.70)	$(0.94)	$(1.01)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive, are as follows (in thousands):

	June 30,
	2020	2019	2018
Stock options	9,019	10,027	5,616
Restricted stock units	1,141	—	—
Warrants to purchase common stock	—	63	—
Convertible redeemable preferred stock	—	52,435	47,131
Warrants to purchase redeemable convertible preferred stock	—	63	115
Total	10,160	62,588	52,862

NOTE 14 – Quarterly Results of Operations (Unaudited)

The table below presents our unaudited consolidated statements of operations for each of the last eight quarters in the period ended June 30, 2020:

	Three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Revenue
Subscription and transaction fees	$38,801	$36,092	$32,964	$28,548	$25,225	$22,112	$20,444	$18,170
Interest on funds held for customers	3,309	5,138	6,116	6,632	6,459	6,132	5,555	4,254
Total revenue	42,110	41,230	39,080	35,180	31,684	28,244	25,999	22,424
Cost of revenue	10,100	10,110	9,787	9,147	8,488	7,914	7,175	6,341
Gross profit	32,010	31,120	29,293	26,033	23,196	20,330	18,824	16,083
Operating expenses
Research and development	14,929	13,969	12,992	11,515	9,447	7,899	6,154	5,424
Sales and marketing	11,796	11,802	11,491	10,267	9,949	7,365	6,856	5,944
General and administrative	15,546	15,064	12,748	10,535	8,953	7,904	6,404	5,937
Total operating expenses	42,271	40,835	37,231	32,317	28,349	23,168	19,414	17,305
Loss from operations	(10,261)	(9,715)	(7,938)	(6,284)	(5,153)	(2,838)	(590)	(1,222)
Other income, net	764	1,397	360	639	596	734	686	317
(Loss) income before provision for (benefit from) income taxes	(9,497)	(8,318)	(7,578)	(5,645)	(4,557)	(2,104)	96	(905)
Provision for (benefit from) income taxes	1	1	—	51	(59)	(70)	(6)	(21)
Net (loss) income	$(9,498)	$(8,319)	$(7,578)	$(5,696)	$(4,498)	$(2,034)	$102	$(884)
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.11)	$(0.34)	$(0.69)	$(0.56)	$(0.26)	$—	$(0.12)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees (including executive officers), independent contractors, and board of directors of the Company. Our Code of Business Conduct and Ethics is published on our Investor Relations website at investor.bill.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes those financial statement

(3)	Exhibits

The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-39149	3.1	02/11/2020

3.2	Restated Bylaws.	10-Q	001-39149	3.2	02/11/2020

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2006 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.2	11/15/2019

10.3†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.4†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.	S-1/A	333-234730	10.4	12/2/2019

10.5†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.	S-1/A	333-234730	10.5	12/2/2019

10.6†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.7†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.8†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.9†	Offer Letter, by and between the Registrant and Bora Chung.	S-1/A	333-234730	10.9	12/2/2019

10.10	Senior Secured Credit Facilities Agreement, dated June 28, 2019, by and between the Registrant and Silicon Valley Bank.	S-1	333-234730	10.10	11/15/2019

10.11	Office Lease, dated December 2, 2013, as amended by that certain First Amendment to Office Lease dated February 29, 2016, that certain Second Amendment to Office Lease dated November 29, 2016 and that certain Third Amendment to Office Lease dated May 21, 2018, by and between the Registrant and EOSII Palo Alto Technology Center, LLC.	S-1	333-234730	10.11	11/15/2019

10.12	Subordination, Nondisturbance and Attornment Agreement, dated March 30, 2017, by and among the Registrant, EOSII Palo Alto Technology Center, LLC and AXA Equitable Life Insurance Company.	S-1	333-234730	10.12	11/15/2019

10.13	Office Lease, by and between the Registrant (as Tenant) and US ER America Center 4, LLC (as Landlord).	10-Q	001-39149	10.6	2/11/2020

10.14	First Amendment to Office Lease, by and between Bill.com LLC (as Tenant) and US ER America Center 4, LLC (as Landlord).	X

21.1	List of Subsidiaries of the Registrant.	X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

________________

†	Indicates management contract or compensatory plan.

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 28, 2020	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

August 28, 2020	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints René Lacerte and John Rettig, and each of them, as his true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this registration statement (including post-effective amendments or any abbreviated registration statement and any amendments thereto filed pursuant to Rule 462(b) increasing the number of securities for which registration is sought), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Lacerte René Lacerte	Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2020

/s/ John Rettig John Rettig	Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)	August 28, 2020

/s/ Steven Cakebread Steven Cakebread	Director	August 28, 2020

/s/ David Chao David Chao	Director	August 28, 2020

/s/ David Hornik David Hornik	Director	August 28, 2020

/s/ Brian Jacobs Brian Jacobs	Director	August 28, 2020

/s/ Peter Kight Peter Kight	Director	August 28, 2020

/s/ Thomas Mawhinney Thomas Mawhinney	Director	August 28, 2020

/s/ Allison Mnookin Allison Mnookin	Director	August 28, 2020

/s/ Rory O’Driscoll Rory O’Driscoll	Director	August 28, 2020

/s/ Steven Piaker Steven Piaker	Director	August 28, 2020