Form 10-Q
period 2020-09-30
Bill.com Holdings, Inc.
filed 2020-11-06
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 81,164,688 shares of common stock, $0.00001 par value per share, outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses (including any components of the foregoing), and our ability to achieve, and maintain, future profitability;

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

In this Quarterly Report on Form 10-Q, the words "we," "us," "our," and "Bill.com" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$564,153	$573,643
Short-term investments	136,171	123,974
Accounts receivable, net	5,042	4,252
Unbilled revenue	6,925	6,549
Prepaid expenses and other current assets	15,421	26,781
Funds held for customers	1,668,903	1,644,250
Total current assets	2,396,615	2,379,449
Non-current assets:
Operating lease right-of-use assets	43,400	—
Property and equipment, net	21,709	13,866
Other assets	17,484	10,700
Total assets	$2,479,208	$2,404,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,566	$3,478
Accrued compensation and benefits	7,605	12,387
Other accrued and current liabilities	8,335	8,541
Deferred revenue	6,166	5,891
Line of credit borrowings	2,300	2,300
Operating lease liabilities	2,485	—
Customer fund deposits	1,668,903	1,644,250
Total current liabilities	1,702,360	1,676,847
Non-current liabilities:
Deferred revenue	2,785	2,622
Operating lease liabilities	52,934	—
Other long-term liabilities	2,361	13,827
Total liabilities	1,760,440	1,693,296
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	879,346	857,044
Accumulated other comprehensive income	1,118	2,420
Accumulated deficit	(161,698)	(148,747)
Total stockholders' equity	718,768	710,719
Total liabilities and stockholders' equity	$2,479,208	$2,404,015

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,
	2020	2019
Revenue
Subscription and transaction fees	$43,788	$28,548
Interest on funds held for customers	2,421	6,632
Total revenue	46,209	35,180
Cost of revenue	12,106	9,147
Gross profit	34,103	26,033
Operating expenses
Research and development	17,786	11,515
Sales and marketing	12,908	10,267
General and administrative	17,190	10,535
Total operating expenses	47,884	32,317
Loss from operations	(13,781)	(6,284)
Other income, net	830	639
Loss before provision for income taxes	(12,951)	(5,645)
Provision for income taxes	—	51
Net loss	$(12,951)	$(5,696)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.69)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	80,216	8,231

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended September 30,
	2020	2019
Net loss	$(12,951)	$(5,696)
Other comprehensive loss:
Net unrealized loss on investments in available- for-sale securities, net of tax	(1,302)	(198)
Comprehensive loss	$(14,253)	$(5,894)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands)

	Three months ended September 30, 2020
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,164	—	8,081	—	—	8,081
Issuance of common stock under the employee stock purchase plan	226	—	4,327	—	—	4,327
Stock-based compensation	—	—	9,894	—	—	9,894
Other comprehensive loss	—	—	—	(1,302)	—	(1,302)
Net loss	—	—	—	—	(12,951)	(12,951)
Balance at September 30, 2020	81,025	$2	$879,346	$1,118	$(161,698)	$718,768

	Three months ended September 30, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	deficit
Balance at June 30, 2019	52,435	$276,307	8,154	$1	$14,672	$326	$(117,656)	$(102,657)
Issuance of common stock upon exercise of stock options	—	—	142	—	294	—	—	294
Stock-based compensation	—	—	—	—	2,276	—	—	2,276
Other comprehensive loss, net of tax	—	—	—	—	—	(198)	—	(198)
Net loss	—	—	—	—	—	—	(5,696)	(5,696)
Balance at September 30, 2019	52,435	$276,307	8,296	$1	$17,242	$128	$(123,352)	$(105,981)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,
	2020	2019 (1)
Cash flows from operating activities:
Net loss	$(12,951)	$(5,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924	985
Stock-based compensation	9,894	2,276
Amortization of premium (accretion of discount) on investments in marketable debt securities	46	(730)
Non-cash operating lease expense	765	—
Revaluation of warrant liabilities	—	165
Changes in assets and liabilities:
Accounts receivable	(790)	707
Unbilled revenue	(376)	(621)
Prepaid expenses and other current assets	2,314	(1,142)
Other assets	(6,784)	(50)
Accounts payable	1,566	508
Accrued and other current liabilities	(4,504)	1,132
Operating lease liabilities	5,764	—
Other long-term liabilities	1,338	93
Deferred revenue	438	(7)
Net cash used in operating activities	(2,356)	(2,380)
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(343,345)	(189,204)
Proceeds from maturities of corporate and customer fund short-term investments	244,332	255,171
Proceeds from sale of corporate and customer fund short-term investments	33,286	10,761
(Increase) decrease in other receivables included in funds held for customers	(1,522)	2,049
Purchases of property and equipment	(5,894)	(1,946)
Capitalization of internal-use software costs	(314)	(215)
Net cash (used in) provided by investing activities	(73,457)	76,616
Cash flows from financing activities:
Increase in customer fund deposits liability	24,653	137,186
Proceeds from exercise of stock options	8,962	294
Proceeds from issuance of common stock under the employee stock purchase plan	4,327	—
Payments of offering costs related to the follow-on public offering	(664)	—
Payments of deferred offering costs	—	(874)
Payments of deferred debt issuance costs	—	(151)
Net cash provided by financing activities	37,278	136,455
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(38,535)	210,691
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	1,592,377	983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,553,842	$1,193,859

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:

Cash and cash equivalents	$564,153	$86,249
Restricted cash included in other current assets	119	256
Restricted cash and restricted cash equivalents included in funds held for customers	989,570	1,107,354
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,553,842	$1,193,859

(1)

Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 1 to the condensed consolidated financial statements for a summary of the adjustments.

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bill.com, Inc. was incorporated in the State of Delaware in April 2006. In November 2018, Bill.com, Inc. consummated a reorganization with Bill.com Holdings, Inc., which resulted in the latter becoming the parent entity of Bill.com, Inc. Bill.com, Inc. was subsequently converted into a limited liability company and renamed Bill.com, LLC.  Bill.com Holdings, Inc., which was incorporated in the State of Delaware in August 2018, and its subsidiaries are collectively referred to as the “Company.”

The Company is a provider of software-as-a-service, cloud-based payments products, which allow users to automate accounts payable and accounts receivable transactions and enable users to easily connect with their suppliers and/or customers to do business, manage cash flows and improve back office efficiency.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company (EGC) or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an EGC from early adopting new or revised accounting standards. Although the Company expects to use the extended transition period for new accounting standards while it remains an EGC, the Company opted to early adopt certain new accounting standards beginning July 1, 2020 as further described below.

Segment Reporting

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All long-lived assets are located in the United States (U.S.) and all revenue is generated in the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including those related to stock-based compensation, useful lives of property and equipment, incremental borrowing rate for right-of-use operating lease assets and operating lease liabilities, the attribution method used to recognize revenue on annual contracts, variable consideration used in revenue recognition for certain financial institutions, benefit periods used to amortize deferred commissions, reserve for sales tax obligations, reserve for losses on funds held for customers, and income taxes. The Company evaluates these estimates and assumptions and adjusts those estimates and assumptions accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound with minimal credit risk. The Company has not experienced any material credit losses relating to cash equivalents, short-term investments, and accounts receivable.

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on customer accounts is recognized if material. As of September 30, 2020, the allowance for potential credit losses was not material.

There were no customers that exceeded 10% of the Company’s total revenue during the three months ended September 30, 2020 and 2019.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020, other than those new accounting policies that were implemented as a result of the adoption of certain new accounting standards as described below.

Leases

The Company determines if an arrangement is a lease, or contains a lease, by evaluating whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use.

The Company uses the non-cancelable lease term when recognizing the right-of-use (ROU) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted with the remaining ROU asset.

Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate in determining the present value of the lease payments. Lease expenses are recognized on a straight-line basis over the lease term.

The Company does not recognize ROU assets on lease arrangements with a term of 12 months or less.  Lease expense for such arrangements is recognized on a straight-line basis over the term of the lease.

Adopted Accounting Pronouncements

On July 1, 2020, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company elected to early adopt this ASU following the alternative transition method. Under this method, the Company is not required to restate or disclose the effects of applying Topic 842 for comparative periods. Upon adoption of this ASU, the Company has elected to apply the package of all three practical expedients of not reassessing the following: (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. In addition, the Company elected to apply the following policies: (i) lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term and (ii) nonlease components shall not be separated from the lease components, but instead accounted for as a single lease component. The adoption of this ASU resulted in the recognition of operating lease right-of-use assets of $44.2 million and operating lease liabilities of $49.7 million, and the derecognition of the deferred rent and lease incentive liabilities of $13.7 million, on the condensed consolidated balance sheet on July 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows.

On July 1, 2020, the Company early adopted FASB ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, the amount that will be recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

On July 1, 2020, the Company early adopted FASB ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires implementation costs incurred in a hosting arrangement that is a service contract to be capitalized and amortized over the term of the hosting arrangement. This ASU was adopted on a prospective basis and did not have a material impact on the Company’s condensed consolidated financial statements.

On July 1, 2020, the Company adopted FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies and adds certain disclosure requirements under Topic 820, such as the removal of disclosure of valuation process for Level 3 fair value measurements and removal of disclosure of changes in unrealized gains and losses for recurring Level 3 fair value measurements. The Company adopted this ASU  with the applicable required disclosures shown in Note 3 below.

On July 1, 2020, the Company early adopted FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU requires an entity to measure equity-classified nonemployee share-based payment awards at the grant date similar to the grant date measurement for equity awards to employees under Topic 718.  . The Company had an outstanding and unvested equity-classified share-based payment award to a nonemployee as of July 1, 2020. Upon adoption of this ASU, the Company re-measured the fair value of such award and expects to recognize the stock-based compensation cost for such award totaling $1.8 million over the remaining requisite service period in accordance with Topic 718.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU on a retrospective basis effective June 30, 2020, whereby restricted cash or restricted cash equivalents are included with cash and cash equivalents when reconciling the total amounts shown on the statement of cash flows at the beginning and at the end of period. Since this ASU was adopted on a retrospective basis, the previously reported condensed consolidated statement of cash flows during the three months ended September 30, 2019 was adjusted as follows (in thousands):

	As previously reported	ASU No. 2016-18 adjustments	As adjusted
Net cash used in operating activities	$(2,380)	$—	$(2,380)
Net cash (used in) provided by investing activities	(138,132)	214,748	76,616
Net cash provided by financing activities	136,455	—	136,455
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(4,057)	214,748	210,691
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	90,306	892,862	983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$86,249	$1,107,610	$1,193,859

On July 1, 2020, the Company early adopted FASB ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that credit losses on financial assets, such as trade and other receivables and available-for-sale debt securities, be recognized as allowance for losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and Deferred Costs

The Company generates revenue from two primary sources: (1) subscription and transaction fees and (2) interest on funds held for customers. The Company’s customers include small and midsize businesses (SMB), accounting firms and financial institutions. The Company’s subscription and transaction fees are disaggregated by customer category and consisted of the following for the periods presented (in thousands):

	Three months ended September 30,
	2020	2019
Small-to-midsize business and accounting firm customers	$40,899	$26,169
Financial institution customers	2,889	2,379
Total subscription and transaction fees	$43,788	$28,548

Remaining performance obligations with financial Institutions

As of September 30, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $151.2 million. Of this amount, the Company expects to recognize $17.9 million within one year and $133.3 million thereafter.

Deferred revenue

Subscription and transaction fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the condensed consolidated balance sheets. During the three months ended September 30, 2020, the Company recognized $2.3 million of revenue that was included in the deferred revenue balance as of June 30, 2020. During the three months ended September 30, 2019, the Company recognized $1.3 million of revenue that was included in the deferred revenue balance as of June 30, 2019.

Deferred costs

Deferred costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred service costs, which include direct payroll costs and fees paid to customers in connection with the implementation of the product prior to its launching for general availability (go-live) to customers. Sales commissions paid on renewals are not material and not commensurate with sales commissions paid on the initial contract. Deferred sales commissions are amortized ratably over four to ten years, taking into consideration the initial contract term and expected renewal periods. Deferred service costs are amortized ratably over the estimated benefit period of the capitalized costs starting on the go-live date of the service. Deferred costs consisted of the following as of the dates presented (in thousands):

	September 30,	June 30,
	2020	2020
Deferred sales commissions:
Current	$3,196	$2,829
Non-current	5,949	5,613
Total deferred sales commissions	$9,145	$8,442
Deferred service costs:
Current	$837	$618
Non-current	10,802	4,474
Total deferred service costs	$11,639	$5,092

The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying condensed consolidated balance sheets.

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures and reports its cash equivalents, short-term investments, and funds held for customers that are invested in money market funds and marketable debt securities at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$7,615	$—	$—	$7,615
	7,615	—	—	7,615
Short-term investments:
U.S. treasury securities	45,054	—	—	45,054
Corporate bonds	—	69,573	—	69,573
Asset-backed securities	—	21,544	—	21,544
	45,054	91,117	—	136,171
Funds held for customers:
Restricted cash equivalents	387,710	33,662	—	421,372
Corporate bonds	—	489,165	—	489,165
Certificates of deposit	—	163,819	—	163,819
U.S. treasury securities	20,787	—	—	20,787
Municipal bonds	—	6,064	—	6,064
	408,497	692,710	—	1,101,207
Total assets measured at fair value	$461,166	$783,827	$—	$1,244,993

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,075	$—	$—	$20,075
	20,075	—	—	20,075
Short-term investments:
U.S. treasury securities	28,368	—	—	28,368
Corporate bonds	—	71,131	—	71,131
Asset-backed securities	—	24,475	—	24,475
	28,368	95,606	—	123,974
Funds held for customers:
Restricted cash equivalents	357,350	76,359	—	433,709
Corporate bonds	—	493,879	—	493,879
Certificates of deposit	—	85,953	—	85,953
U.S. treasury securities	48,952	—	—	48,952
	406,302	656,191	—	1,062,493
Total assets measured at fair value	$454,745	$751,797	$—	$1,206,542

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

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$45,007	$49	$(2)	$45,054
Corporate bonds	69,360	214	(1)	69,573
Asset-backed securities	21,455	89	—	21,544
Total	$135,822	$352	$(3)	$136,171

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$28,281	$88	$(1)	$28,368
Corporate bonds	70,781	360	(10)	71,131
Asset-backed securities	24,333	142	—	24,475
Total	$123,395	$590	$(11)	$123,974

The amortized cost and fair value amounts include accrued interest receivable of $0.5 million and $0.5 million as of September 30, 2020 and June 30, 2020, respectively.

As of September 30, 2020, the fair value of the Company’s short-term investments that mature within one year and thereafter was $120.6 million and $15.6 million, respectively, or 89% and 11%, respectively, of the Company’s total short-term investments. As of June 30, 2020, the fair value of the Company’s short-term investments that mature within one year and thereafter was $102.9 million and $21.1 million, respectively, or 83% and 17%, respectively, of the Company’s total short-term investments.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2020
	Fair value	Unrealized losses
U.S. treasury securities	$9,502	$(2)
Corporate bonds	3,258	(1)
Total	$12,760	$(3)

	June 30, 2020
	Fair value	Unrealized losses
U.S. treasury securities	$2,798	$(1)
Corporate bonds	9,258	(10)
Total	$12,056	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three months ended September 30, 2020 and 2019.

NOTE 5 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	September 30,	June 30,
	2020	2020
Restricted cash and other receivables	$571,626	$586,893
Restricted cash equivalents	421,372	433,709
Corporate bonds	489,165	493,879
Certificates of deposit	163,819	85,953
U.S. treasury securities	20,787	48,952
Municipal bonds	6,064	—
Total funds held for customers	1,672,833	1,649,386
Less - income earned by the Company included in other current assets	(3,930)	(5,136)
Total funds held for customers, net of income earned by the Company	$1,668,903	$1,644,250

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$488,317	$862	$(14)	$489,165
Certificates of deposit	163,733	88	(2)	163,819
U.S. treasury securities	20,779	8	—	20,787
Municipal bonds	6,066	—	(2)	6,064
Total	$678,895	$958	$(18)	$679,835

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$491,950	$1,936	$(7)	$493,879
Certificates of deposit	85,841	115	(3)	85,953
U.S. treasury securities	48,949	4	(1)	48,952
Total	$626,740	$2,055	$(11)	$628,784

The amortized cost and fair value amounts include accrued interest receivable of $1.8 million and $2.9 million and as of September 30, 2020 and June 30, 2020, respectively.

As of September 30, 2020 and June 30, 2020, 100% of the funds held for customers that were invested in short-term marketable debt securities mature within one year as of each respective period.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$58,699	$(14)
Certificates of deposit	17,255	(2)
Municipal bonds	6,064	(2)
Total	$82,018	$(18)

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$31,785	$(7)
Certificates of deposit	20,006	(3)
U.S. treasury securities	14,990	(1)
Total	$66,781	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three ended September 30, 2020 and 2019.

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS

Property and equipment – Property and equipment consisted of the following as of the dates presented (in thousands):

	September 30,	June 30,
	2020	2020
Computers, software and equipment	$12,013	$11,262
Capitalized software	4,340	4,026
Furniture and fixtures	3,116	3,116
Leasehold improvements	16,959	9,257
Property and equipment, gross	36,428	27,661
Less: accumulated depreciation and amortization	(14,719)	(13,795)
Property and equipment, net	$21,709	$13,866

Depreciation and amortization expense was $0.9 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively.

Other accrued and current liabilities – Other accrued and current liabilities consisted of the following as of the dates presented (in thousands):

	September 30,	June 30,
	2020	2020
Accrued sales and use tax	$2,251	$2,976
Accrued license fees	518	473
Non-sufficient funds reserve	158	260
Current portion of a long-term payable for a purchase of software	732	613
Deferred rent and lease incentives	—	1,107
Other	4,676	3,112
Total	$8,335	$8,541

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

The Senior Facilities Agreement requires the Company to comply with certain restricted covenants. As of September 30, 2020 and June 30, 2020, the Company was in compliance with the loan covenants. Borrowings under the Senior Facilities are secured by substantially all of the Company’s assets, and are fully and unconditionally guaranteed by Bill.com Holdings, Inc. Available funds under the Company’s Senior Facilities Agreement, after deducting the line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of September 30, 2020. The interest rate on the line of credit borrowings was 2.0% per annum as of September 30, 2020.

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 EIP), which became effective on December 10, 2019. Awards granted under the 2019 EIP may include stock options, restricted stock units (RSUs), or restricted stock awards, as determined by the Company’s board of directors.

Stock Options

The stock option awards granted during the three months ended September 30, 2020 were not significant. As of September 30, 2020, the total unamortized stock-based compensation expense related to the unvested stock options was $30.9 million, which the Company expects to recognize over a weighted-average period of 2.83 years.

Restricted Stock Units

During the three months ended September 30, 2020, the Company granted an aggregate of 130,715 RSUs with a weighted grant-date fair value of $93.97 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of September 30, 2020, the total unamortized stock-based compensation expense related to the unvested RSUs was $63.4 million, which the Company expects to amortize over a weighted-average period of 3.67 years.

2019 Employee Stock Purchase Plan

The fair value of the ESPP offering during the three months ended September 30, 2020 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.5 to 1.0 year, (ii) expected volatility of 88.4%, (iii) risk-free interest rate range of 0.12% to 0.13% and (iv) expected dividend yield of 0%.

As of September 30, 2020, the total unrecognized compensation expense related to the ESPP was $1.5 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Expense

Stock-based compensation expense from stock options, RSUs and ESPP was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,
	2020	2019
Cost of revenue	$601	$148
Research and development	3,069	671
Sales and marketing	1,504	382
General and administrative	4,720	1,075
Total	$9,894	$2,276

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of September 30, 2020, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following for the periods presented (in thousands):

	Three months ended September 30,
	2020	2019
Interest income	$864	$957
Interest expense	(30)	(154)
Revaluation of warrant liabilities	—	(165)
Other	(4)	1
Total	$830	$639

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowances.

The Company is subject to income tax audits in the U.S. We record liabilities related to uncertain tax positions and believe that we provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of September 30, 2020, the Company continues to maintain a full valuation allowance of the deferred tax assets.

NOTE 11 – LEASES

The Company has non-cancelable operating leases for office facilities located in San Jose, California and Houston, Texas, which expire through 2031. As of September 30, 2020, the weighted average remaining term of these leases was 10.6 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.4%.

Future minimum lease payments as of September 30, 2020 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2021	$809
2022	7,207
2023	7,432
2024	7,653
2025	7,704
2026	7,416
Thereafter	40,525
Gross lease payments	78,746
Less - present value adjustments	(20,407)
Less - tenant improvement allowance receivable	(2,920)
Total operating lease liabilities, net	$55,419

The components of lease expense during the three months ended September 30, 2020 is shown on the table below (in thousands), while the lease expense during the three months ended September 30, 2019 was $0.7 million.

Amount
Operating lease expense	$1,547
Short-term lease expense	141
Variable lease expense	668
Total	$2,356

The total amount paid for amounts included in the measurement of operating lease liabilities was $0.3 million during the three months ended September 30, 2020.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

In addition to the operating lease commitment described in Note 11 above, the Company has contractual commitments with certain partners and vendors as described further below.

The Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.  The expense recognized under this agreement, which is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations, was $0.5 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively.

In August 2020, the Company expanded its agreement with a vendor, which requires the Company to purchase data hosting and other services for over three years beginning September 1, 2020.

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

Future payments under these agreements are as follows as of September 30, 2020 (in thousands)

Fiscal years ending June 30:	Amount
Remainder of 2021	$8,550
2022	5,580
2023	6,213
2024	2,720
2025	2,000
2026	1,750
Thereafter	1,750
Total	$28,563

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2020, the estimate of the provision for litigation liability is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended September 30,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(12,951)	$(5,696)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	80,216	8,231
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.69)

For periods the Company is in a loss position, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders.  Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	September 30,
	2020	2019
Stock options	7,894	11,247
Restricted stock units	1,195	—
Convertible redeemable preferred stock	—	52,435
Warrants to purchase common stock	—	63
Warrants to purchase redeemable convertible preferred stock	—	63
Total	9,089	63,808

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is June 30, and our fiscal quarters end on September 30, December 31, and March 31.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of September 30, 2020, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and several of the largest financial institutions in the United States (U.S.), including Bank of America, JPMorgan Chase, and American Express. As we add customers and partners, we expect our network to continue to grow organically.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue was $46.2 million and $35.2 million during the three months ended September 30, 2020 and 2019, respectively, an increase of 31%. We generated net losses of $13.0 million and $5.7 million during the three months ended September 30, 2020 and 2019, respectively.

COVID-19

In December 2019, a strain of novel coronavirus (COVID-19) was reported in Wuhan, China, and began to be reported in the U.S. in January 2020. Since then, COVID-19 has spread throughout the U.S. and the world. In January 2020, the World Health Organization declared COVID-19 a public health emergency of international concern and in early March 2020, it declared COVID-19 a pandemic.

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, it has significantly impacted the health and economic environment around the world. Many business establishments have restricted their operations or closed due to restrictions imposed by the government and many governmental authorities have closed most public and commercial establishments, including schools, restaurants and shopping malls. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. A negative impact on our customers may cause them to go out of business, request discounts, extension of payment terms, or cancelation of their subscription to our platform. Any of these actions will have a negative impact on our future results of operations, liquidity and financial condition.

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

Key Factors Affecting Our Performance

Acquiring New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from SMBs, as well as the impact caused by the COVID-19 pandemic. As of September 30, 2020, we had over 103,000 customers across a wide variety of industries and geographies in the U.S.

Expanding Our Relationship with Existing Customers

Our revenue grows as we address the evolving needs of our customers and as our customers increase usage of our platform. As they realize the benefits of our solution, our customers often increase the number of users on our platform. We also experience growth when we introduce new products and services that are adopted by our customers.

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

Investing in Our Platform

We intend to increase our investment in our platform to maintain our position as a leading provider of SMB back-office financial software. To drive adoption and increase penetration within our base, we will continue to introduce new products and features. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features that meet and anticipate SMB needs. These efforts will require us to invest significant financial and other resources. As a result, we expect our expenses related to research and development to increase.

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

	As of September 30,
	2020	2019	% Growth
Number of customers	103,600	81,400	27%

	Three months ended September 30,
	2020	2019	% Growth
Total Payment Volume (amounts in millions)	$28,822	$21,982	31%

	Three months ended September 30,
	2020	2019	% Growth
Transactions processed	6,526,000	5,935,000	10%

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

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define Total Payment Volume (TPV) as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three months ended September 30, 2020 and 2019.

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

	Three months ended September 30,
	2020	2019
Non-GAAP gross profit	$35,604	$27,170
Non-GAAP gross margin	77.0%	77.2%
Free cash flow	$(8,564)	$(4,541)

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation expense, depreciation and amortization expense, amortization of deferred costs, and payroll taxes related to stock-based compensation expense. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors’ consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our GAAP gross profit and GAAP gross margin for the periods presented (amounts in thousands):

	Three months ended September 30,
	2020	2019
Total revenue	$46,209	$35,180
Gross profit	34,103	26,033
Add:
Stock-based compensation expense	601	148
Payroll taxes related to stock-based compensation expense	46	—
Amortization of deferred costs	129	216
Depreciation and amortization expense	725	773
Non-GAAP gross profit	$35,604	$27,170
Gross margin	73.8%	74.0%
Non-GAAP gross margin	77.0%	77.2%

Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities, reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-

use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash used in operating activities for the periods presented (in thousands):

	Three months ended September 30,
	2020	2019
Net cash used in operating activities	$(2,356)	$(2,380)
Purchases of property and equipment	(5,894)	(1,946)
Capitalization of internal-use software costs	(314)	(215)
Free cash flow	$(8,564)	$(4,541)

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

General and Administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, risk management, legal and compliance, human resources and information technology, costs incurred for external professional services, losses from fraud and credit exposure, and allocated overhead costs. We have incurred additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other Income, Net – Other income, net consists primarily of interest income on corporate funds invested in money market instruments and highly liquid, investment-grade fixed income marketable securities, partially offset by interest expense on our bank borrowings and losses on the revaluation of redeemable convertible preferred stock warrant liabilities.

Provision for Income Taxes – This pertains to state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended September 30,
	2020	2019
Revenue
Subscription and transaction fees	$43,788	$28,548
Interest on funds held for customers	2,421	6,632
Total revenue	46,209	35,180
Cost of revenue (1)	12,106	9,147
Gross profit	34,103	26,033
Operating expenses
Research and development (1)	17,786	11,515
Sales and marketing (1)	12,908	10,267
General and administrative (1)	17,190	10,535
Total operating expenses	47,884	32,317
Loss from operations	(13,781)	(6,284)
Other income, net	830	639
Loss before provision for income taxes	(12,951)	(5,645)
Provision for income taxes	—	51
Net loss	$(12,951)	$(5,696)

(1) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended September 30,
	2020	2019
Cost of revenue	$601	$148
Research and development	3,069	671
Sales and marketing	1,504	382
General and administrative	4,720	1,075
Total	$9,894	$2,276

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Three months ended September 30,
	2020	2019
Revenue
Subscription and transaction fees	95%	81%
Interest on funds held for customers	5%	19%
Total revenue	100%	100%
Cost of revenue	26%	26%
Gross margin	74%	74%
Operating expenses
Research and development	38%	33%
Sales and marketing	28%	29%
General and administrative	38%	30%
Total operating expenses	104%	92%
Loss from operations	(30)%	(18)%
Other income, net	2%	2%
Loss before provision for income taxes	(28)%	(16)%
Provision for income taxes	—	—
Net loss	(28)%	(16)%

Comparison of the three months ended September 30, 2020 and 2019

Revenue

The components of our revenue during the three months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Subscription and transaction fees	$43,788	$28,548	$15,240	53%
Interest on funds held for customers	2,421	6,632	(4,211)	(63)%
Total revenue	$46,209	$35,180	$11,029	31%

Subscription and transaction fees increased to $43.8 million during the three months ended September 30, 2020 from $28.5 million during the three months ended September 30, 2019, an increase of $15.3 million or 53%. Subscription fees increased to $24.6 million during the three months ended September 30, 2020 from $18.0 million during the three months ended September 30, 2019, an increase of $6.6 million or 36%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $19.2 million during the three months ended September 30, 2020 from $10.5 million during the three months ended September 30, 2019, an increase of $8.7 million or 83%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. Our total customers increased to over 103,000 as of September 30, 2020 compared to over 81,000 as of September 30, 2019, or an increase of approximately 27%. Our average subscription revenue and transaction fees per customer increased by 7% and 43%, respectively, during the three months ended September 30, 2020, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $2.4 million during the three months ended September 30, 2020 from $6.6 million during the three months ended September 30, 2019, a decrease of $4.2 million or 63%. The decrease was due to the decrease in the yield we earned from investing customer funds, partially offset by the increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 0.62% during the three months ended September 30, 2020, a decrease of 147 basis points from the same period in fiscal 2020. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to cut the federal funds rate in March 2020 in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by

211 basis points during the three months ended September 30, 2020 from the same period in fiscal 2020. The balance of customer funds held while payment transactions clear increased during the three months ended September 30, 2020 over the same period in fiscal 2020. The average daily balance of customer funds in transit increased to approximately $1.6 billion during the three months ended September 30, 2020 from approximately $1.3 billion during the same period in fiscal 2020, an increase of 23%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $28.8 billion during the three months ended September 30, 2020 from approximately $22.0 billion during the same period in fiscal 2020, an increase of 31%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Cost of revenue	$12,106	$9,147	$2,959	32%
Gross profit	$34,103	$26,033	$8,070	31%
Gross margin	74%	74%

Cost of revenue increased to $12.1 million during the three months ended September 30, 2020 from $9.1 million during the three months ended September 30, 2019, an increase of $3.0 million or 32%. The increase was due primarily to a $1.5 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment as we expanded our data processing capacity in anticipation of expected growth, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $0.9 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, and a $0.5 million increase in consulting-related costs due to the hiring of additional personnel and outside services who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during the three months ended September 30, 2020 increased by 16% compared to the same period in fiscal 2020.

Gross margin was 74% during the three months ended September 30, 2020, which was comparable to the 74% gross margin during the three months ended September 30, 2019.

Research and Development Expenses

Research and development expenses during the three months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Research and development expenses	$17,786	$11,515	$6,271	54%
Percentage of revenue	38%	33%

Research and development expenses increased to $17.8 million during the three months ended September 30, 2020 from $11.5 million during the three months ended September 30, 2019, an increase of $6.3 million or 54%. The increase was due primarily to a $4.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $0.9 million increase in costs for engaging consultants and temporary contractors who provided product development services, and a $0.9 million increase in shared overhead and other costs. Our average research and development headcount during the three months ended September 30, 2020 increased by 30% compared to the same period in fiscal 2020.

As a percentage of total revenue, research and development expenses increased to 38% during the three months ended September 30, 2020 from 33% during the three months ended September 30, 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$12,908	$10,267	$2,641	26%
Percentage of revenue	28%	29%

Sales and marketing expenses increased to $12.9 million during the three months ended September 30, 2020 from $10.3 million during the three months ended September 30, 2019, an increase of $2.6 million or 26%. The increase was due primarily to a $1.8 million increase in personnel-related costs (net of increase in capitalized sales commissions of $0.5 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.5 million increase in shared overhead and other costs. Our average sales and marketing headcount during the three months ended September 30, 2020 increased by 20% compared to the same period in fiscal 2020. The increase was also attributed to a $0.3 million increase in advertising spend as we continued to promote our products and services.

As a percentage of total revenue, sales and marketing expenses decreased to 28% during the three months ended September 30, 2020 from 29% during the three months ended September 30, 2019 as we adjusted our sales and marketing costs in response to the changing economic environment.

General and Administrative Expenses

General and administrative expenses during the three months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
General and administrative expenses	$17,190	$10,535	$6,655	63%
Percentage of revenue	38%	30%

General and administrative expenses increased to $17.2 million during the three months ended September 30, 2020 from $10.5 million during the three months ended September 30, 2019, an increase of $6.7 million or 63%. The increase was due primarily to a $5.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel, and a $0.4 million increase in shared overhead and other costs. Our average general and administrative headcount during the three months ended September 30, 2020 increased by 29% compared to the same period in fiscal 2020. The increase was also due to a $1.2 million increase in professional and consulting fees as we obtained additional external assistance before and after we became a public company and a $1.0 million increase in corporate insurance costs (mainly pertaining to costs associated with policies for our directors and officers), partially offset by a $1.0 million decrease in sales and use tax reserves, and a $0.2 million decrease in recruiting and temporary help costs.

As a percentage of total revenue, general and administrative expenses increased to 38% during the three months ended September 30, 2020 from 30% during the three months ended September 30, 2019 due primarily to the increase in stock-based compensation expense and the increase in our headcount resulting in higher personnel-related costs relative to the increase in our revenue.

Other Income, Net

Other income, net during the three months ended September 30, 2020 and 2019 was as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Other income, net	$830	$639	$191	30%

Other income, net increased to $0.8 million during the three months ended September 30, 2020 from $0.6 million during the three months ended September 30, 2019, an increase of $0.2 million or 30%. The net change of $0.2 million was mainly due to the loss on revaluation of redeemable convertible preferred stock warrant liabilities that was reported during the three months ended September 30, 2019, but none during the three months ended September 30, 2020.

Provision for Income Taxes

Provision for income taxes during the three months ended September 30, 2020 and 2019 was as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2020	2019	Amount	%
Provision for income taxes	$—	$51	$(51)	-100%

The provision for income taxes pertains to state income taxes.

Liquidity and Capital Resources

As of September 30, 2020, our principal sources of liquidity were our cash and cash equivalents of $564.2 million, our available-for-sale short-term investments of $136.2 million, and funds available under our Senior Facilities Agreement (as defined below). Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, asset-backed securities and U.S. treasury securities with original maturities of more than three months. Our Senior Facilities Agreement, which expires on June 28, 2022, allows us to borrow up to $50.0 million. Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of September 30, 2020.

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

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Three months ended September 30,
	2020	2019 (1)
Net cash provided by (used in):
Operating activities	$(2,356)	$(2,380)
Investing activities	(73,457)	76,616
Financing activities	37,278	136,455
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(38,535)	$210,691

(1)

Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the adjustments.

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

Net cash used in operating activities was $2.4 million during the three months ended September 30, 2020, which was comparable to the net cash used in operating activities during the three months ended September 30, 2019. The components of our net cash used in operating activities during the three months ended September 30, 2020 consisted mainly of the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount, offset by the increase in cash received from subscription and transaction fees revenue.

Net Cash (Used in) Provided by Investing Activities

Cash provided by our investing activities consists primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Cash used in our investing activities consists primarily of purchases of corporate and customer fund available-for-sale investments, purchases of property and equipment, and capitalization of internal-use software.

Our net cash used in investing activities was $73.5 million during the three months ended September 30, 2020 compared to our net cash provided by investing activities of $76.6 million during the three months ended September 30, 2019. The net change was due primarily to the increase in purchases of corporate and customer fund short-term investments and the increase purchases of property and equipment, offset by the increase in proceeds from the maturities and sale of corporate and customer fund available-for-sale investments.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of proceeds from the issuance of common stock upon the exercises of stock options and purchases of common stock under our employee stock purchase plan (ESPP). Cash used in our financing activities consists primarily of payments of deferred offering and financing costs. Additionally, changes in customer fund deposits liability could either increase or decrease our cash from financing activities.

Net cash provided by financing activities decreased to $37.3 million during the three months ended September 30, 2020 from $136.5 million during the three months ended September 30, 2019 due primarily to a lower change in customer funds deposits liability, partially offset by the increase in proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of common stock under our ESPP.

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

The Senior Facilities Agreement requires us to comply with certain restrictive covenants. As of September 30, 2020, we were in compliance with the loan covenants.

Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of September 30, 2020.

Contractual Obligations and Other Commitments

In August 2020, we expanded our agreement with a vendor, which requires us to purchase data hosting and other services for a total minimum commitment of $11.0 million over three years beginning September 1, 2020.

For additional discussion on our leases and other contractual commitments, refer to Notes 11 and 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the expanded agreement with a vendor referred to above, there were no material changes in our contractual obligations and other commitments  from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Recent Accounting Pronouncements

See “The Company and its Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the time of purchase. All of our investments are classified as available-for-sale securities.

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

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.58% during the three months ended September 30, 2020 from 2.12% during the same period in fiscal 2020 due primarily to the changes in the short-term interest rate environment, including actions taken by the U.S. Federal Reserve to lower the federal funds rate in March 2020 in response to the COVID-19 pandemic, as the average daily effective federal funds rate decreased by 211 basis points.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $1.7 million during the three months ended September 30, 2020 on average corporate investment balances of approximately $698.0 million. A change in the interest rate of 100 basis points would have changed our interest on funds held for customers by approximately $3.9 million during the three months ended September 30, 2020 on average funds held for customers of $1.6 billion. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to future bank borrowings. As of September 30, 2020, our available funds under our Senior Facilities Agreement provides for a revolving credit facility of up to $40.8 million, after deducting our outstanding line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million. Because the interest rate on the borrowing is indexed to a floating rate, our interest cost may increase if market interest rates rise.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Inherent limitation on the effectiveness of internal control

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $13.0 million and $5.7 million during the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $161.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $46.2 million and $35.2 million, and our Total Payment Volume (TPV) was $28.8 billion and $22.0 billion, during the three months ended September 30, 2020 and 2019, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our platform effectively to attract new customers and increase sales to our existing customers;
•	manage the effects of the COVID-19 pandemic on our business and operations;
•	expand the functionality and scope of the products we offer on our platform;
•	maintain the rates at which customers subscribe to and continue to use our platform;

•	maintain payment volume;
•	generate interest income on customer funds that we hold in trust;
•	provide our customers with high-quality customer support that meets their needs;
•	introduce our products to new markets outside of the United States (U.S.);
•	serve SMBs across a wide cross-section of industries;
•	expand our target market beyond SMBs;
•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•	increase awareness of our brand and successfully compete with other companies.

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

In addition, we expect to continue to expend substantial financial and other resources on:

•	sales, marketing, and customer success, including an expansion of our sales organization and new customer success initiatives;
•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•	product development, including investments in our product development team and the development of new products and new functionality for our AI-enabled platform;
•	acquisitions or strategic investments;
•	international expansion;
•	regulatory compliance and risk management; and
•	general administration, including increased legal and accounting expenses associated with being a public company.

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

Our employees, strategic partners, and customers face risks related to the COVID-19 pandemic, which could adversely and materially impact our business, financial condition and results of operations.

As the COVID-19 pandemic persists, governments, companies and other authorities have implemented restrictions or policies, such as travel restrictions, quarantines, shelter-in-place or stay-at-home orders, school closures, mandatory shut-downs, social-distancing and other operating requirements applicable to business establishments. Several of these measures continue to remain in place, and may continue to remain in place for a significant period of time. These restrictions have forced several businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shut down operations.  These conditions will continue to have negative implications on business and consumer spending, the supply chain, production of goods and transportation, global capital markets and the global economy. The pandemic has adversely impacted, and is likely to continue to adversely impact, our operations and business and that of our customers. This adverse impact to our and our customers’ operations and business as well as any prolonged economic downturn may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition.

The COVID-19 pandemic has caused us to continue to impose restrictions on certain of our business practices (including employee travel and cancellation of physical participation in meetings, events, and conferences), almost all of our employees are currently working remotely. The pandemic and restrictions have also adversely impacted the operations of our strategic partners, vendors and accounting firm partners. For example, we added a second source for some of the vendor services needed to enable our business because of risks to our vendors’ business as a result of the pandemic. Due to “shelter-in-place” restrictions in California, our contractors suspended the construction on the buildout of our new facility for a period of time, which shifted the completion of the project to early calendar 2021.  This direct impact of the virus, and the disruption on our employees and operations, may negatively impact our productivity, our ability to meet customer demand and our revenue and profit margins. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. In addition, due to the emergency interventions of the U.S. Federal Reserve to stabilize the U.S. economy, interest rates have fallen sharply, which has adversely impacted our revenue from interest earned on funds held from customers and may continue to do so in the future.

The extent to which the pandemic impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the global economic impact, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer software that digitizes and automates back-office financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees, or third parties.

The techniques used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by such new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors, or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to steal significant amounts of money from businesses like ours. As greater numbers of customers use our platform, our exposure to material risk losses from a single customer, or from a small number of customers, will increase.

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

Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability and governmental and regulatory sanctions, as well as potentially cause us to be in breach of our contractual obligations to our third-party partners.

We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

During the three months ended September 30, 2020, over 103,000 customers processed approximately $28.8 billion in TPV on our platform. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

We invest funds that we hold in trust for our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility. In the event of a global financial crisis, such as that experienced in 2008 and such as that which may result from the COVID-19 or other pandemics, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate ACH payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

During the three months ended September 30, 2020 and 2019, we generated $2.4 million and $6.6 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 5% and 19% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to those customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions could be impaired. Similarly, our subscription sales could be adversely affected if customers or users perceive that features incorporated into alternative products reduce the need for our platform or if they prefer to purchase products that are bundled with solutions offered by other companies. Further, in an effort to attract new customers, we may offer simpler, lower-priced products or promotions, which may reduce our profitability.

We rely upon our marketing strategy of offering risk-free trials of our platform and other digital marketing strategies to generate sales opportunities. Many of our customers start a risk-free trial of our service. Converting these trial customers to paid customers often requires extensive follow-up and engagement. Many prospective customers never convert from the trial version of a product to a paid version of a product. Further, we often depend on the ability of individuals within an organization who initiate the trial versions of our products to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected. As a result of these and other factors, we may be unable to attract new customers, which would have an adverse effect on our business, revenue, gross margins, and operating results.

If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.

To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by increasing the number of users and incenting them to pay for additional functionality. Our ability to retain our customers and increase their usage could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described in this Quarterly Report on Form 10-Q. As a result, we may be unable to retain existing customers or increase their usage of our platform, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

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

While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with customers and accounting firms primarily consist of open-ended arrangements that can be terminated by either party without penalty at any time. Our customers have no obligation to renew their subscriptions to our platform after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including customer spending levels, customer satisfaction with our platform, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. If our customers do not renew their subscriptions, or if they reduce their usage of our platform, our revenue and other operating results will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.

Our business depends, in part, on our relationships with accounting firms.

Our relationships with our nearly 5,000 accounting firm partners account for approximately 50% of our total customers and 46% of our total revenue as of and during the three months ended September 30, 2020, respectively. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

Our business depends, in part, on our strategic partnerships with financial institutions.

To grow our business, we will seek to expand our relationships with our financial institution partners and to partner with additional banks and financial institutions. Establishing our strategic partner relationships, particularly with our financial institution customers and, to a lesser extent, accounting software providers, entails extensive and highly specific upfront sales efforts, with little predictability and various ancillary requirements. For example, our financial institution partners generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing their customer billing and payment data on our platform. As a result, sales to new strategic partner enterprises involve risks that may not be present or that are present to a lesser extent with sales to SMB organizations. With strategic partners, the decision to subscribe to our platform frequently requires the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization. Accordingly, sales to strategic partners may require us to invest more time educating and selling to these potential customers. Purchases by strategic partners are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, including considerable efforts to negotiate and document relationships with them. Further, we integrate our platform with our financial institution partners’ own websites and apps, which requires significant time and resources to design and deploy, even after sales have been processed and documented. If we are unable to increase sales of our platform to strategic partners and manage the costs associated with marketing our platform to such customers and integrating with their systems, our business, financial position, and operating results may be adversely affected.

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

In addition to our relationship with financial institutions, we rely on our strategic relationship with Intuit Inc., a leading provider of financial, accounting, and tax preparation software, to further expand our business. Our platform is integrated into Intuit’s QuickBooks product, which millions of SMBs rely on for accounting services. Achieving this integration required extensive coordination and commitment of time and resources, and has led to thousands of additional customers for us. Our agreement with Intuit will terminate on June 26, 2023, unless earlier terminated in accordance with the agreement. The agreement enables us to continue supporting our platform within QuickBooks. In addition, we will be able to jointly market and promote our standalone offering, which includes advanced payment and workflow automation capabilities, to customers of Intuit’s QuickBooks Online Advanced product. If we are unable to increase adoption of our platform by Intuit’s customers, however, our growth prospects may be adversely affected. Additionally, if Intuit reconfigures its platform in a manner that no longer supports our integration with QuickBooks, we would lose customers and our business would be adversely affected. Intuit has integrated another third-party bill pay solution into their QuickBooks product.  Further, they may seek to develop a solution of its own, acquire a solution to compete with ours, or decide to partner with other competing applications, any of which their SMB customers may select over ours, thereby harming our growth prospects and adversely affecting our results of operations.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for financial back-office solutions is fragmented, competitive, and constantly evolving. Our competitors range from large entities that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market, including through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers or strategic partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.

We compete on several factors, including:

•	product features, quality, and functionality;
•	data asset size and ability to leverage artificial intelligence to grow faster and smarter;
•	ease of deployment;

•	ease of integration with leading accounting and banking technology infrastructures;
•	ability to automate processes;
•	cloud-based delivery architecture;
•	advanced security and control features;
•	regulatory compliance leadership, as evidenced by money transmitter licenses in all required U.S. jurisdictions;
•	brand recognition; and
•	pricing and total cost of ownership.

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

To deliver a comprehensive solution, our platform integrates with popular accounting software providers, including Intuit QuickBooks, Oracle NetSuite, and Sage Intacct, through application program interfaces (APIs) made available by these software providers. We automatically synchronize customers, suppliers, clients, invoices, and payment transactions between our platform and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash flow through an integrated solution for accounts payable, accounts receivable, and payments.

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

If any of our banking agreements related to ACH transactions or checks, or our agreements with Cambridge or Comdata, are terminated, we may experience business interruptions and delays, and be forced to incur additional expenses, potentially interfering with our existing customer relationships or making us less attractive to potential new customers.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Our subsidiary, Bill.com, LLC, has obtained licenses or made registrations, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., in the District of Columbia, Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations and we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. Regulators and third-party auditors have also identified gaps in our anti-money laundering program. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Government agencies may impose new or additional rules on money transmission, including regulations that:

•	prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to, or from certain countries or with certain governments, individuals, and entities;
•	impose additional customer identification and customer due diligence requirements;
•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•	limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•	impose minimum capital or other financial requirements;

•	limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
•	require enhanced disclosures to our money transmission customers;
•	require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•	limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
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

Our customers rely on our customer support services, which we refer to as customer success, to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. We primarily provide customer support over chat and email, with limited phone-based support. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers by chat and email during the hours that we currently provide support, we may need to increase our support coverage and provide additional phone-based support, which may reduce our profitability.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, our products may become less competitive.

The market for SMB financial back-office solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods, or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Moreover, we may experience delays in the development and introduction of new products due to the effects of the COVID-19 pandemic.

Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction, and adversely affect our business.

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

Any failure of or delay in these efforts could result in service interruptions, impaired system performance, and reduced customer satisfaction, resulting in decreased sales to new customers, lower subscription renewal rates by existing customers, or the issuance of service credits, or requested refunds, all of which could hurt our revenue growth. If sustained or repeated, these performance issues could reduce the attractiveness of our platform to customers and could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy and growth plans.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, compliance and risk management personnel, and other key employees in our industry and location is intense and increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. The current regulatory environment related to immigration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain, or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

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

Our customers, their suppliers and other users store personal and business information, financial information, and other sensitive information on our platform. In addition, we receive, store, and process personal and business information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (FTC), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Many aspects of the California Consumer Privacy Act and its interpretation remain unclear, and its full impact on our business and operations remains uncertain. The laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, several foreign countries and governmental bodies, including the European Union (EU), have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol (IP) addresses. While we believe that the products and services that we currently offer do not subject us to such laws or regulations in foreign jurisdictions, such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Within the EU, the General Data Protection Regulation (GDPR), significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. While we believe that the products and services that we currently offer do not subject us to the GDPR, the GDPR and other laws and regulations relating to privacy, data protection, and information security may be modified or subject to new or different interpretations or may be modified in the future, or modifications or enhancements that we make to our products may subject us to GDPR, or we otherwise may become, or have it asserted that we are, subject to the GDPR or other laws or regulations relating to privacy, data protection, or information security. If we are, or are asserted to be, subject to the GDPR, we may need to take steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability under the GDPR.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy, data protection and information security laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

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

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs, or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy data protection, and information security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

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

A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently serve customers outside the U.S., starting in 2018 we introduced cross-border payments through our relationship with Cambridge Mercantile, and now offer our U.S.-based customers the ability to disburse funds to over 130 countries. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.

Our cross-border payments product and international operations strategy involve a variety of risks, including:

•	changes in financial regulations and our ability to comply and obtain any relevant licenses;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions;
•	reduction in cross-border trade resulting from trade sanctions, other trade regulations, and relations;
•	potential application of more stringent regulations relating to privacy, information protection, and data security, and the authorized use of, or access to, commercial and personal information;
•	potential changes in trade relations, regulations, or laws;
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

We offer our customers the option of utilizing virtual card payments and plan to expand our offering, creating potential variability in income.

A component of our growth strategy involves our virtual card payments product. Through our relationship with Comdata, we offer all of our customers the ability to pay their vendors with a virtual credit card. We are continuing to develop strategies to convert both check and ACH vendor payments to virtual card payments. However, there is no guarantee that such efforts will be successful.

•

Our virtual card payments product involves a variety of risks, including: interchange income fluctuations due to the variability of card acceptance practices at supplier locations, and the resulting effect on our revenue;

•	changes in card network interchange rates or rules which could dissuade new and existing card-accepting suppliers from continuing to accept card payments;
•	declines in the number of active card-accepting suppliers due to concerns about cost or operational complexity;
•	a competitive environment, which may compel us to rebate part of our interchange income to our accounts payable customers; thus, reducing our net share in revenue from this offering;
•	operational processing delays at the supplier’s location which could result in delays in accounts receivable application and/or cause our customers to incur late payment fees; and
•	unexpected changes in card acceptance or card issuing rules may impact our ability to offer this payment product.

If we invest substantial time and resources to further expand our virtual card payments offering and are unable to do so successfully and in a timely manner, our business and operating results may suffer.

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

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue, and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the U.S. and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.

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

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations, licensing schemes, and industry standards that we have assessed as applicable to our business and we are continually investing more in this program, there can be no assurance that our employees or contractors will not violate such laws, rules, regulations, licensing schemes, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, licensing schemes, industry standards, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, standards, or orders), may:

•

subject us to significant fines, penalties, criminal and civil lawsuits, license suspension or revocation, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions levied by federal, state, local, or foreign regulators, state attorneys general, and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;

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

We have funded our operations since inception primarily through equity financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic and related governmental actions, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of June 30, 2020, we had net operating loss (NOL) carryforwards of approximately $265.8 million and $203.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2026. As of June 30, 2020, approximately $166.0 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2020, we had research and development tax credit carryforwards of approximately $10.6 million and $8.7 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2027. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use taxes in states where we have not collected and remitted sales and use taxes. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

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

Natural disasters, pandemics such as the COVID-19 pandemic, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California and a smaller presence in Houston, Texas, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. Furthermore, for fiscal 2018, we identified material weaknesses in our internal control over financial reporting relating to our financial statement close process and reconciliation of funds held for customers. While no material weaknesses were identified in fiscal 2019 and 2020, there can be no assurance that we will not experience additional material weaknesses in the future.

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

U.S. generally accepted accounting principles (GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock-based awards, including the determination of fair value of common stock prior to our IPO, and the period of benefit for amortizing deferred commissions, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Although we currently only operate in the U.S., in the future we will seek to expand internationally and will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions. As part of our compliance efforts, we scan our customers against OFAC and other watchlists. While we offer services only to customers domiciled in the U.S., our application could be accessed from anywhere in the world. If our service is accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the U.S., most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the U.S. and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the U.S., as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;
•	our ability to attract new customers;
•	our ability to retain and grow engagement with our existing customers;
•	the impact of the COVID-19 pandemic on our employees, customers, strategic partners, vendors, results of operations, liquidity, and financial condition;
•	our ability to expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or identify and attract new partners;
•	customer expansion rates;

•	changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
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

The market for our common stock has been, and will likely continue to be, volatile. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;
•	the global macroeconomic impact of the COVID-19 pandemic;
•	actual or anticipated fluctuations in our revenue and other operating results;
•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•	rumors and market speculation involving us or other companies in our industry;
•	announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations;
•	acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	lawsuits threatened or filed against us, litigation involving our industry, or both;
•	developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	interpretations of any of the above or other factors by trading algorithms, including those that employ natural language processing and related methods to evaluate our public disclosures;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•	the expiration of contractual lock-up agreements; and
•	sales of shares of our common stock by us or our stockholders.

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

As of September 30, 2020, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 30.7% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and affect the market price of our common stock.

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (DGCL), our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated bylaws also provide that the federal district courts of the United States would be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering (IPO), (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of December 31st, our second fiscal quarter, of such fiscal year.

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

Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 81,024,667 shares of our common stock outstanding as of September 30, 2020. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, there were 9,089,669 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of September 30, 2020. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on a registration statement on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. We also expect to grant additional equity awards to employees and directors under our 2019 Equity Incentive Plan and rights to purchase our common stock under our 2019 Employee Stock Purchase Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On December 16, 2019, we closed our IPO, in which we issued 11,297,058 shares of common stock at a public offering price of $22.00 per share, which included 1,473,529 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. We received $225.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $17.4 million and other offering costs of $5.6 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-234730), which was declared effective by the SEC on December 11, 2019. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2019 pursuant to Rule 424(b)(4) (Prospectus). The managing underwriters of our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc. and Jefferies LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws	8-K	001-39149	3.1	09/30/2020

10.1†	Promotion Letter, by and between the Registrant and Bora Chung					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Indicates management contract or compensatory plan.

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

November 6, 2020	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)