Form 10-Q
period 2020-12-31
Bill.com Holdings, Inc.
filed 2021-02-05
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39149

BILL.COM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2661725

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6220 America Center Drive, Suite 100, San Jose, CA	95002

(Address of principal executive offices)	(Zip Code)

(650) 621-7700

(Registrant’s telephone number, including area code)

1810 Embarcadero Road, Palo Alto, CA 94303

(Former name, former address and former fiscal year, if changed since last report)

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

As of January 28, 2021, the registrant had 82,282,165 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,568,684	$573,643
Short-term investments	165,588	123,974
Accounts receivable, net	7,037	4,252
Unbilled revenue	7,370	6,549
Prepaid expenses and other current assets	18,748	26,781
Funds held for customers	2,217,680	1,644,250
Total current assets	3,985,107	2,379,449
Non-current assets:
Operating lease right-of-use assets	44,771	—
Property and equipment, net	30,572	13,866
Other assets	21,967	10,700
Total assets	$4,082,417	$2,404,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,076	$3,478
Accrued compensation and benefits	14,304	12,387
Other accrued and current liabilities	6,600	8,541
Deferred revenue	5,379	5,891
Line of credit borrowings	2,300	2,300
Operating lease liabilities	4,727	—
Customer fund deposits	2,217,680	1,644,250
Total current liabilities	2,256,066	1,676,847
Non-current liabilities:
Deferred revenue	3,166	2,622
Operating lease liabilities	54,141	—
Convertible senior notes, net	886,052	—
Deferred income tax liability	1,832	—
Other long-term liabilities	4,412	13,827
Total liabilities	3,205,669	1,693,296
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,055,425	857,044
Accumulated other comprehensive income	198	2,420
Accumulated deficit	(178,877)	(148,747)
Total stockholders' equity	876,748	710,719
Total liabilities and stockholders' equity	$4,082,417	$2,404,015

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Revenue
Subscription and transaction fees	$52,333	$32,964	$96,121	$61,512
Interest on funds held for customers	1,712	6,116	4,133	12,748
Total revenue	54,045	39,080	100,254	74,260
Cost of revenue	13,973	9,787	26,079	18,934
Gross profit	40,072	29,293	74,175	55,326
Operating expenses
Research and development	20,486	12,992	38,272	24,507
Sales and marketing	14,174	11,491	27,082	21,758
General and administrative	19,583	12,748	36,773	23,283
Total operating expenses	54,243	37,231	102,127	69,548
Loss from operations	(14,171)	(7,938)	(27,952)	(14,222)
Other (expense) income, net	(3,341)	360	(2,511)	999
Loss before (benefit from) provision for income taxes	(17,512)	(7,578)	(30,463)	(13,223)
(Benefit from) provision for income taxes	(333)	—	(333)	51
Net loss	$(17,179)	$(7,578)	$(30,130)	$(13,274)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.21)	$(0.34)	$(0.37)	$(0.87)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	81,519	22,306	80,868	15,268

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Net loss	$(17,179)	$(7,578)	$(30,130)	$(13,274)
Other comprehensive loss:
Net unrealized loss on investments in available- for-sale securities, net of tax	(920)	(108)	(2,222)	(306)
Comprehensive loss	$(18,099)	$(7,686)	$(32,352)	$(13,580)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands)

	Three months ended December 31, 2020
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at September 30, 2020	81,025	$2	$879,346	$1,118	$(161,698)	$718,768
Equity component of the 2025 Notes, net of issuance costs and tax	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,089	—	8,184	—	—	8,184
Stock-based compensation	—	—	10,689	—	—	10,689
Other comprehensive loss	—	—	—	(920)	—	(920)
Net loss	—	—	—	—	(17,179)	(17,179)
Balance at December 31, 2020	82,114	$2	$1,055,425	$198	$(178,877)	$876,748

	For the six months ended December 31, 2020
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Equity component of the 2025 Notes, net of issuance costs and tax	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	2,253	—	16,265	—	—	16,265
Issuance of common stock under the employee stock purchase plan	226	—	4,327	—	—	4,327
Stock-based compensation	—	—	20,583	—	—	20,583
Other comprehensive loss	—	—	—	(2,222)	—	(2,222)
Net loss	—	—	—	—	(30,130)	(30,130)
Balance at December 31, 2020	82,114	$2	$1,055,425	$198	$(178,877)	$876,748

	Three months ended December 31, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit) equity
Balance at September 30, 2019	52,435	$276,307	8,296	$1	$17,242	$128	$(123,352)	$(105,981)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Exercise of stock options	—	—	174	—	607	—	—	607
Exercise of stock warrants	—	—	65	—	144	—	—	144
Stock-based compensation	—	—	—	—	3,075	—	—	3,075
Other comprehensive loss, net of tax	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(7,578)	(7,578)
Balance at December 31, 2019	—	$—	72,267	$2	$524,260	$20	$(130,930)	$393,352

	Six months ended December 31, 2019
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit) equity
Balance at June 30, 2019	52,435	$276,307	8,154	$1	$14,672	$326	$(117,656)	$(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Exercise of stock options	—	—	316	—	901	—	—	901
Exercise of stock warrants	—	—	65	—	144	—	—	144
Employee stock-based compensation	—	—	—	—	5,351	—	—	5,351
Other comprehensive loss, net of tax	—	—	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	—	—	(13,274)	(13,274)
Balance at December 31, 2019	—	$—	72,267	$2	$524,260	$20	$(130,930)	$393,352

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended December 31,
	2020	2019 (1)
Cash flows from operating activities:
Net loss	$(30,130)	$(13,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,924	2,105
Stock-based compensation	20,583	5,351
Amortization of debt discount and issuance costs	3,905	—
Amortization of premium (accretion of discount) on investments in marketable debt securities	723	(2,346)
Non-cash operating lease expense	1,677	—
Revaluation of warrant liabilities	—	717
Deferred income tax	(333)	—
Changes in assets and liabilities:
Accounts receivable	(2,785)	(393)
Unbilled revenue	(821)	(1,114)
Prepaid expenses and other current assets	(3,947)	(1,608)
Other assets	(11,267)	(581)
Accounts payable	1,366	1,146
Accrued and other current liabilities	(13)	4,551
Operating lease liabilities	6,930	—
Other long-term liabilities	573	187
Deferred revenue	32	1,110
Net cash used in operating activities	(11,583)	(4,149)
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(701,442)	(414,648)
Proceeds from maturities of corporate and customer fund short-term investments	501,159	407,236
Proceeds from sale of corporate and customer fund short-term investments	35,286	22,725
Decrease (increase) in other receivables included in funds held for customers	19	(4,700)
Purchases of property and equipment	(13,636)	(2,972)
Capitalization of internal-use software costs	(660)	(340)
Net cash (used in) provided by investing activities	(179,274)	7,301
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	1,129,603	—
Purchase of capped calls	(87,860)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	226,565
Increase in customer fund deposits liability	573,430	162,457
Proceeds from exercise of stock options	17,442	901
Proceeds from issuance of common stock under the employee stock purchase plan	4,327	—
Payments of offering costs related to the follow-on public offering	(664)	—
Proceeds from exercise of stock warrants	—	144
Payments of deferred debt issuance costs	—	(151)
Net cash provided by financing activities	1,636,278	389,916
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,445,421	393,068
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	1,592,377	983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,037,798	$1,376,236

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$1,568,684	$314,894
Restricted cash included in other current assets	119	256
Restricted cash and restricted cash equivalents included in funds held for customers	1,468,995	1,061,086
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,037,798	$1,376,236

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company will no longer qualify as an emerging growth company at the end of the fiscal year ending June 30, 2021 when it becomes a Large Accelerated Filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Beginning July 1, 2020, the Company elected to early adopt certain new accounting pronouncements that were applicable to public companies as further described below.

Segment Reporting

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All long-lived assets are located in the United States (U.S.) and all revenue is generated in the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including those related to stock-based compensation, useful lives of property and equipment, incremental borrowing rate for right-of-use operating lease assets and operating lease liabilities, the estimate of credit losses on accounts receivable and financial assets, fair value of convertible notes, the attribution method used to recognize revenue on annual contracts, variable consideration used in revenue recognition for certain financial institutions, benefit periods used to amortize deferred commissions, reserve for sales tax obligations, reserve for losses on funds held for customers, and income taxes. The Company evaluates these estimates and assumptions and adjusts those estimates and assumptions accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on financial assets and customer accounts is recognized if material. As of December 31, 2020, the allowance for potential credit losses was not material.

There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2020 and 2019.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020, other than those new accounting policies that were implemented as a result of the issuance of convertible senior notes and the adoption of certain new accounting standards as described below.

Convertible Senior Notes

The Company accounts for its convertible senior notes (Notes) by separating the principal amount into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which represents the conversion option, is determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The difference between the principal amount of the Notes and the liability component is initially recorded as a debt discount and is amortized as interest expense using the effective interest method over the term of the Notes. The equity component of the Notes, which is included in additional paid-in capital, will not be remeasured as long as it continues to meet the conditions for equity classification.

The debt issuance costs are allocated between the liability and equity components based on the respective values of the liability and equity components. The debt issuance costs allocated to the liability component are being amortized as interest expense over the term of the Notes using the effective interest method. The debt issuance costs allocated to the equity component are presented as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.

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

New Accounting Pronouncements

Adopted

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

On July 1, 2020, the Company early adopted FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU requires an entity to measure equity-classified nonemployee share-based payment awards at the grant date similar to the grant date measurement for equity awards to employees under Topic 718. The Company had an outstanding and unvested equity-classified share-based payment award to a nonemployee as of July 1, 2020. Upon adoption of this ASU, the Company re-

measured the fair value of such award and expects to recognize the stock-based compensation cost for such award totaling $1.8 million over the remaining requisite service period in accordance with Topic 718.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU on a retrospective basis effective June 30, 2020, whereby restricted cash or restricted cash equivalents are included with cash and cash equivalents when reconciling the total amounts shown on the statement of cash flows at the beginning and at the end of period. Since this ASU was adopted on a retrospective basis, the previously reported condensed consolidated statement of cash flows during the six months ended December 31, 2019 was adjusted as follows (in thousands):

	As previously reported	ASU No. 2016-18 adjustments	As adjusted
Net cash used in operating activities	$(4,149)	$—	$(4,149)
Net cash (used in) provided by investing activities	(161,179)	168,480	7,301
Net cash provided by financing activities	389,916	—	389,916
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	224,588	168,480	393,068
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	90,306	892,862	983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$314,894	$1,061,342	$1,376,236

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

Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments. Under this ASU, the embedded conversion features will no longer be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method. This ASU is effective in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective method or a fully retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is still evaluating the timing and impact of adopting this ASU. It is expected that upon adoption, it will have a material impact on the Company’s condensed consolidated financial statements because of its outstanding Notes as described in Note 7 below.

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

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Small-to-midsize business and accounting firm customers	$49,000	$30,263	$89,899	$56,433
Financial institution customers	3,333	2,701	6,222	5,079
Total subscription and transaction fees	$52,333	$32,964	$96,121	$61,512

Remaining performance obligations with financial Institutions

As of December 31, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $148.7 million. Of this amount, the Company expects to recognize $17.8 million within one year and $130.9 million thereafter.

Deferred revenue

Subscription and transaction fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the condensed consolidated balance sheets. During the three and six months ended December 31, 2020, the Company recognized $2.1 and $4.4 million of revenue that was included in the deferred revenue balance as of June 30, 2020. During the three and six months ended December 31, 2019, the Company recognized $1.3 and $2.6 million of revenue that was included in the deferred revenue balance as of June 30, 2019.

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

	December 31,	June 30,
	2020	2020
Deferred sales commissions:
Current	$3,512	$2,829
Non-current	6,115	5,613
Total deferred sales commissions	$9,627	$8,442
Deferred service costs:
Current	$1,160	$618
Non-current	14,812	4,474
Total deferred service costs	$15,972	$5,092

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,174,496	$—	$—	$1,174,496
Corporate bonds	—	5,599	—	5,599
	1,174,496	5,599	—	1,180,095
Short-term investments:
U.S. treasury securities	40,109	—	—	40,109
Corporate bonds	—	108,336	—	108,336
Certificates of deposit	—	1,685	—	1,685
Asset-backed securities	—	15,458	—	15,458
	40,109	125,479	—	165,588
Funds held for customers:
Restricted cash equivalents	1,577	51,623	—	53,200
Corporate bonds	—	540,247	—	540,247
Certificates of deposit	—	174,635	—	174,635
U.S. treasury securities	18,995	—	—	18,995
Municipal bonds	—	14,318	—	14,318
	20,572	780,823	—	801,395
Total assets measured at fair value	$1,235,177	$911,901	$—	$2,147,078

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,075	$—	$—	$20,075
	20,075	—	—	20,075
Short-term investments:
U.S. treasury securities	28,368	—	—	28,368
Corporate bonds	—	71,131	—	71,131
Asset-backed securities	—	24,475	—	24,475
	28,368	95,606	—	123,974
Funds held for customers:
Restricted cash equivalents	357,350	76,359	—	433,709
Corporate bonds	—	493,879	—	493,879
Certificates of deposit	—	85,953	—	85,953
U.S. treasury securities	48,952	—	—	48,952
	406,302	656,191	—	1,062,493
Total assets measured at fair value	$454,745	$751,797	$—	$1,206,542

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

The fair values of the Company’s Level 1 instruments were derived from quoted market prices in active markets for these specific instruments.

The valuation techniques used to measure the fair values of Level 2 instruments were derived from non-binding market consensus prices that were corroborated with observable market data, quoted market prices for similar instruments, or pricing models.

The Company has $1.15 billion in aggregate principal amount, 0% convertible senior notes due in 2025 (2025 Notes) outstanding as of December 31, 2020. The Company carries the 2025 Notes at par value, less the portion allocated to equity and the unamortized debt discount and issuance costs on the condensed consolidated balance sheets. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which represents a Level 2 non-recurring valuation estimate. The carrying amount of the equity component, which represents the conversion option, was determined by deducting the fair value of the liability component from the par value of notes as a whole. The estimated fair value of the 2025 Notes, which is presented for disclosure purposes only, was approximately $1.32 billion as of December 31, 2020. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$40,079	$30	$—	$40,109
Corporate bonds	108,261	100	(25)	108,336
Certificates of deposit	1,685	—	—	1,685
Asset-backed securities	15,405	53	—	15,458
Total	$165,430	$183	$(25)	$165,588

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$28,281	$88	$(1)	$28,368
Corporate bonds	70,781	360	(10)	71,131
Asset-backed securities	24,333	142	—	24,475
Total	$123,395	$590	$(11)	$123,974

The amortized cost and fair value amounts include accrued interest receivable of $0.6 million and $0.5 million as of December 31, 2020 and June 30, 2020, respectively.

As of December 31, 2020, the fair value of the Company’s short-term investments that mature within one year and thereafter was $128.5 million and $37.1 million, respectively, or 78% and 22%, respectively, of the Company’s total short-term investments. As of June 30, 2020, the fair value of the Company’s short-term investments that mature within one year and thereafter was $102.9 million and $21.1 million, respectively, or 83% and 17%, respectively, of the Company’s total short-term investments.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2020
	Fair value	Unrealized losses
Corporate bonds	$35,921	$(25)
Total	$35,921	$(25)

	June 30, 2020
	Fair value	Unrealized losses
U.S. treasury securities	$2,798	$(1)
Corporate bonds	9,258	(10)
Total	$12,056	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three and six months ended December 31, 2020 and 2019.

NOTE 5 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2020	2020
Restricted cash and other receivables	$1,417,680	$586,893
Restricted cash equivalents	53,200	433,709
Corporate bonds	540,247	493,879
Certificates of deposit	174,635	85,953
U.S. treasury securities	18,995	48,952
Municipal bonds	14,318	—
Total funds held for customers	2,219,075	1,649,386
Less - income earned by the Company included in other current assets	(1,395)	(5,136)
Total funds held for customers, net of income earned by the Company	$2,217,680	$1,644,250

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$540,062	$220	$(35)	$540,247
Certificates of deposit	174,599	38	(2)	174,635
U.S. treasury securities	18,988	7	—	18,995
Municipal bonds	14,322	1	(5)	14,318
Total	$747,971	$266	$(42)	$748,195

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$491,950	$1,936	$(7)	$493,879
Certificates of deposit	85,841	115	(3)	85,953
U.S. treasury securities	48,949	4	(1)	48,952
Total	$626,740	$2,055	$(11)	$628,784

The amortized cost and fair value amounts include accrued interest receivable of $1.8 million and $2.9 million as of December 31, 2020 and June 30, 2020, respectively.

As of December 31, 2020 and June 30, 2020, 100% of the funds held for customers that were invested in short-term marketable debt securities mature within one year as of each respective period.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2020
	Fair value	Unrealized losses
Corporate bonds	$146,789	$(35)
Certificates of deposit	29,756	(2)
Municipal bonds	6,066	(5)
Total	$182,611	$(42)

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$31,785	$(7)
Certificates of deposit	20,006	(3)
U.S. treasury securities	14,990	(1)
Total	$66,781	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three and six months ended December 31, 2020 and 2019.

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS

Property and equipment – Property and equipment consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2020	2020
Computers, software and equipment	$16,346	$11,262
Capitalized software	4,686	4,026
Furniture and fixtures	3,116	3,116
Leasehold improvements	22,143	9,257
Property and equipment, gross	46,291	27,661
Less: accumulated depreciation and amortization	(15,719)	(13,795)
Property and equipment, net	$30,572	$13,866

Depreciation and amortization expense was $1.0 million and $1.9 million during the three and six months ended December 31, 2020, respectively, and $1.1 million and $2.1 million during the three and six months ended December 31, 2019, respectively.

Other accrued and current liabilities – Other accrued and current liabilities consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2020	2020
Accrued sales and use tax	$985	$2,976
Accrued license fees	472	473
Non-sufficient funds reserve	24	260
Current portion of a long-term payable for a purchase of software	1,598	613
Deferred rent and lease incentives	—	1,107
Other	3,521	3,112
Total	$6,600	$8,541

NOTE 7 – DEBT AND BANK BORROWINGS

2025 Notes

On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes are subject to the terms and conditions of the Indenture between the Company and Wells Fargo Bank, N.A., as Trustee. The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.

The 2025 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines that special interest obligations are deemed necessary as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions or failure to deliver reports to the Trustee. The 2025 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2025 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated. In addition, the 2025 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.

The 2025 Notes have an initial conversion rate of 6.2159 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $160.88 per share of the Company’s common stock and approximately 7.1 million shares issuable upon conversion. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company’s current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.

The Company may redeem for cash, all or any portion of the 2025 Notes, at the Company’s option, on or after December 5, 2023 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

The holders of the 2025 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2025 in multiples of $1,000 principal amount, under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2021, and only during such calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day periods after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events.

The conversion rate is subject to adjustment upon the occurrence of certain events or if the Company’s Board of Directors determines it is in the best interest of the Company. Additionally, holders of the 2025 Notes that convert their notes in connection with a make-whole fundamental change or during the redemption period, may be eligible to receive a make-whole premium through an increase of the conversion rate based on the estimated fair value of the 2025 Notes for the given date and stock price. The make-whole premium is designed to compensate the holder for lost “time-value” of the conversion option (i.e., the difference between the conversion option’s fair value and the intrinsic value). The maximum number of shares that may be issued under the make-whole premium is 2.9525 per $1,000 principal (the lowest price of $109.07 in the make whole).

The Indenture contains customary events of default with respect to the 2025 Notes and provides that upon certain events of default occurring and continuing, the holders of the 2025 Notes will have the right, at their option to require the Company to repurchase for cash all or a portion of their outstanding notes, at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid interest.

Upon issuance, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The difference between the principal amount of the 2025 Notes and the liability component was initially recorded as a debt discount and is amortized as interest expense using the effective interest method over the term of the 2025 Notes. The equity component of the 2025 Notes, which is included in additional paid-in capital, will not be remeasured as long as it continues to meet the conditions for equity classification.

The total amount of debt issuance costs of $20.6 million was allocated between the liability and equity components based on the respective values of the liability and equity components. The debt issuance costs allocated to the liability component are being amortized as interest expense over the term of the 2025 Notes using the effective interest method. The debt issuance costs allocated to the equity component are included as a reduction of additional paid-in capital.

The 2025 Notes consisted of the following as of December 31, 2020 (in thousands):

Principal	$1,150,000
Less: unamortized debt discount and issuance costs	(263,948)
Net carrying amount	$886,052

Amount allocated to equity component	$251,745
Less: issuance costs and tax	(6,679)
Carrying amount of the equity component	$245,066

The effective interest rate of the liability component of the 2025 Notes is 5.37% and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. As of December 31, 2020, the “if-converted” value of the 2025 Notes did not exceed the principal amount of $1.15 billion.

During the three and six months ended December 31, 2020, the Company recognized $3.9 million of interest expense related to the amortization of discount and debt issuance costs.  As of December 31, 2020, the remaining life of the 2025 Notes is 4.9 years.

Capped Call Transactions

In conjunction with the issuance of the 2025 Notes, the Company entered into capped call transactions (Capped Calls) with certain of the initial purchasers of the 2025 Notes and/or their respective affiliates or other financial institutions at a cost of $87.9 million. The Capped Calls are separate transactions and are not part of the terms of the 2025 Notes. The $87.9 million paid for the Capped Calls was recorded as a reduction to additional paid-in capital. The Company used the proceeds from the 2025 Notes to pay for the cost of the Capped Call premium. The cost of the Capped Calls is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the 2025 Notes for tax purposes.

The Capped Calls each have an initial strike price of approximately $160.88 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls have an initial cap price of $218.14 per share, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than the strike price of $160.88 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 7.1 million shares of the Company’s common stock. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

Bank Borrowings

On June 28, 2019, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, Senior Facilities Agreement) with Silicon Valley Bank for a revolving credit facility of up to $50.0 million (Total Commitment), which amount may be increased by up to $25.0 million upon request and subject to conditions. On August 15, 2019, Silicon Valley Bank assigned $20.0 million of the Total Commitment to JPMorgan Chase Bank and on November 23, 2020, certain terms and conditions of the Senior Facilities Agreement were amended, including permitting the Company to incur convertible indebtedness not to exceed the aggregate principal amount of the 2025 Notes. Under the Senior Facilities Agreement, Bill.com, LLC is the borrower and Bill.com Holdings, Inc. is the guarantor. The Senior Facilities Agreement expires on June 28, 2022. Concurrent with the closing of the Senior Facilities Agreement on June 28, 2019, the Amended and Restated Loan and Security Agreement entered into in October 2017 with Silicon Valley Bank was terminated.

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

The Senior Facilities Agreement requires the Company to comply with certain restricted covenants. As of December 31, 2020 and June 30, 2020, the Company was in compliance with the loan covenants. Borrowings under the Senior Facilities are secured by substantially all of the Company’s assets, and are fully and unconditionally guaranteed by Bill.com Holdings, Inc. Available funds under the Company’s Senior Facilities Agreement, after deducting the line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of December 31, 2020. The interest rate on the line of credit borrowings was 2.0% per annum as of December 31, 2020.

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 EIP), which became effective on December 10, 2019. Awards granted under the 2019 EIP may include stock options, restricted stock units (RSUs), or restricted stock awards, as determined by the Company’s board of directors.

Stock Options

The stock option awards granted during the six months ended December 31, 2020 were not significant. As of December 31, 2020, the total unamortized stock-based compensation expense related to the unvested stock options was $28.0 million, which the Company expects to recognize over a weighted-average period of 2.59 years.

Restricted Stock Units

During the six months ended December 31, 2020, the Company granted an aggregate of 196,355 RSUs with a weighted grant-date fair value of $103.48 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of December 31, 2020, the total unamortized stock-based compensation expense related to the unvested RSUs was $64.1 million, which the Company expects to amortize over a weighted-average period of 3.49 years.

2019 Employee Stock Purchase Plan

The fair value of the ESPP offering during the six months ended December 31, 2020 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.5 to 1.0 year, (ii) expected volatility of 88.4%, (iii) risk-free interest rate range of 0.12% to 0.13% and (iv) expected dividend yield of 0%.

As of December 31, 2020, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Expense

Stock-based compensation expense from stock options, RSUs and ESPP was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Cost of revenue	$642	$211	$1,243	$359
Research and development	3,246	1,084	6,315	1,755
Sales and marketing	1,871	494	3,375	877
General and administrative	4,930	1,286	9,650	2,360
Total	$10,689	$3,075	$20,583	$5,351

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of December 31, 2020, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Interest income	$589	$933	$1,454	$1,891
Interest expense	(3,928)	(21)	(3,958)	(175)
Loss on revaluation of warrant liabilities	—	(552)	—	(717)
Other	(2)	—	(7)	—
Total	$(3,341)	$360	$(2,511)	$999

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company reported an income tax benefit of $0.3 million and an immaterial amount of income tax provision for the six-months ended December 31, 2020 and 2019, respectively. There were no intra-period tax allocations for the gains from comprehensive income due to the adoption of ASU No. 2019-12 during the fiscal year ended June 30, 2020. The income tax benefit for the six months ended December 31, 2020 was primarily attributable to the reduction of deferred tax liability relating to the 2025 Notes. The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowances.

The Company is subject to income tax audits in the U.S. The Company records liabilities related to uncertain tax positions and believes that the Company provided adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audit.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of December 31, 2020, the Company continues to maintain a full valuation allowance of the deferred tax assets.

NOTE 11 – LEASES

The Company has non-cancelable operating leases for office facilities located in San Jose, California and Houston, Texas and certain equipment, which expire through 2031. As of December 31, 2020, the weighted average remaining term of these leases was 10.1 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.4%.

Future minimum lease payments as of December 31, 2020 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2021	$925
2022	7,978
2023	8,203
2024	7,936
2025	7,705
2026	7,416
Thereafter	40,525
Gross lease payments	80,688
Less - present value adjustments	(19,701)
Less - tenant improvement allowance receivable	(2,119)
Total operating lease liabilities, net	$58,868

The components of lease expense during the three and six months ended December 31, 2020 is shown on the table below (in thousands), while the lease expense during the three and six months ended December 31, 2019 was $0.9 and $1.6 million, respectively.

	Three months ended December 31,	Six months ended December 31,
	2020	2020
Operating lease expense	$1,731	$3,249
Short-term lease expense	157	328
Variable lease expense	651	1,319
Total	$2,539	$4,896

The total amount paid for amounts included in the measurement of operating lease liabilities was $0.4 and $0.7 million during the three and six months ended December 31, 2020, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

In addition to the operating lease commitment described in Note 11 above, the Company has contractual commitments with certain partners and vendors as described further below.

The Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.  The expense recognized under this agreement, which is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations, was $0.5 and $1.0 million during the three and six months ended December 31, 2020, respectively, and $0.5 and $1.0 million during the three and six months ended December 31, 2019, respectively.

In August 2020, the Company expanded its agreement with a vendor, which requires the Company to purchase data hosting and other services for over three years beginning September 1, 2020.

The Company purchased a software license and maintenance and support services from a vendor that are payable on an installment basis through March 2024 under a non-cancellable service agreement.

Future payments under these agreements are as follows as of December 31, 2020 (in thousands)

Fiscal years ending June 30:	Amount
Remainder of 2021	$5,432
2022	8,117
2023	8,503
2024	5,010
2025	2,000
2026	1,750
Thereafter	1,750
Total	$32,562

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020, the estimate of the provision for litigation liability is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(17,179)	$(7,578)	$(30,130)	$(13,274)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	81,519	22,306	80,868	15,268
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.21)	$(0.34)	$(0.37)	$(0.87)

For periods the Company is in a loss position, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders.  Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	December 31,
	2020	2019
Stock options	6,792	12,126
Restricted stock units	1,173	—
Shares issuable under the 2025 Notes	7,148	—
Warrants to purchase common stock	—	62
Total	15,113	12,188

The number of shares issuable under the 2025 Notes is subject to adjustment up to approximately 10.5 million shares if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the three and six months ended December 31, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the 2025 Notes of $160.88 per share.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of December 31, 2020, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and several of the largest financial institutions in the United States (U.S.), including Bank of America, JPMorgan Chase, and American Express. As we add customers and partners, we expect our network to continue to grow organically.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue was $54.0 million and $39.1 million during the three months ended December 31, 2020 and 2019, respectively, an increase of 38%, and $100.3 million and $74.3 million during the six months ended December 31, 2020 and 2019, respectively, an increase of 35%.We generated net losses of $17.2 million and $7.6 million during the three months ended December 31, 2020 and 2019, respectively, and $30.1 and $13.3 during the six months ended December 31, 2020 and 2019, respectively.

COVID-19

In December 2019, a strain of novel coronavirus (COVID-19) was reported in Wuhan, China, and began to be reported in the U.S. in January 2020. Since then, COVID-19 has spread throughout the U.S. and the world. In January 2020, the World Health Organization declared COVID-19 a public health emergency of international concern and in early March 2020, it declared COVID-19 a pandemic.

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, it has significantly impacted the health and economic environment around the world. Many public and commercial establishments, including schools, restaurants and shopping malls, have restricted their operations or closed due to restrictions imposed by the government. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. A negative impact on our customers may cause them to go out of business, request discounts, extension of payment terms, or cancelation of their subscription to our platform. Any of these actions will have a negative impact on our future results of operations, liquidity and financial condition.

Our business continues to operate despite the disruption of many business operations in the U.S. due to the COVID-19 pandemic. However, we continue to require our employees to work from remote locations because of certain government restrictions due to the COVID-19 pandemic. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S., the impact to our customers, strategic partners and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Key Factors Affecting Our Performance

Acquiring New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from SMBs, as well as the impact caused by the COVID-19 pandemic. As of December 31, 2020, we had over 109,000 customers across a wide variety of industries and geographies in the U.S.

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

				As of December 31,
				2020	2019	% Growth
Number of customers				109,200	85,900	27%

	Three months ended December 31,			Six months ended December 31,
	2020	2019	% Growth	2020	2019	% Growth
Total Payment Volume (amounts in millions)	$34,780	$24,832	40%	$63,602	$46,814	36%

	Three months ended December 31,			Six months ended December 31,
	2020	2019	% Growth	2020	2019	% Growth
Transactions processed	7,243,000	6,257,000	16%	13,769,000	12,192,000	13%

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

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define Total Payment Volume (TPV) as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three and six months ended December 31, 2020 and 2019.

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

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Non-GAAP gross profit	$41,799	$30,486	$77,403	$57,655
Non-GAAP gross margin	77.3%	78.0%	77.2%	77.6%
Free cash flow	$(17,315)	$(2,920)	$(25,879)	$(7,461)

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

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Total revenue	$54,045	$39,080	$100,254	$74,260
Gross profit	40,072	29,293	74,175	55,326
Add:
Stock-based compensation expense	642	211	1,243	359
Payroll taxes related to stock-based compensation expense	98	—	143	—
Deferred costs (amortization of deferred costs)	154	185	285	399
Depreciation and amortization expense	833	797	1,557	1,571
Non-GAAP gross profit	$41,799	$30,486	$77,403	$57,655
Gross margin	74.1%	75.0%	74.0%	74.5%
Non-GAAP gross margin	77.3%	78.0%	77.2%	77.6%

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

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Net cash used in operating activities	$(9,227)	$(1,769)	$(11,583)	$(4,149)
Purchases of property and equipment	(7,742)	(1,026)	(13,636)	(2,972)
Capitalization of internal-use software costs	(346)	(125)	(660)	(340)
Free cash flow	$(17,315)	$(2,920)	$(25,879)	$(7,461)

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

Our contracts with SMB and accounting firm customers primarily consist of cancelable contracts that can be terminated at the end of the monthly subscription period in which the last transaction is processed. Our contracts are non-cancelable annual or monthly contracts. We recognize revenue for non-cancelable annual and monthly contracts as a series of distinct services satisfied over time. We determine the transaction price for such contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. We recognize the transaction price from annual and monthly contracts as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.

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

Other (expense) income, net – Other (expense) income, net consists primarily of the accretion of debt discount and amortization of debt offering costs in connection with our issuance of the 2025 Notes, interest expense on our bank borrowings and losses on the revaluation of redeemable convertible preferred stock warrant liabilities, partially offset by interest income on corporate funds invested in money market instruments and highly liquid, investment-grade fixed income marketable securities.

(Benefit from) provision for income taxes – (Benefit from) provision for income taxes consists of the income tax benefit from the issuance of the 2025 Notes and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Revenue
Subscription and transaction fees	$52,333	$32,964	$96,121	$61,512
Interest on funds held for customers	1,712	6,116	4,133	12,748
Total revenue	54,045	39,080	100,254	74,260
Cost of revenue (1)	13,973	9,787	26,079	18,934
Gross profit	40,072	29,293	74,175	55,326
Operating expenses
Research and development (1)	20,486	12,992	38,272	24,507
Sales and marketing (1)	14,174	11,491	27,082	21,758
General and administrative (1)	19,583	12,748	36,773	23,283
Total operating expenses	54,243	37,231	102,127	69,548
Loss from operations	(14,171)	(7,938)	(27,952)	(14,222)
Other (expense) income, net	(3,341)	360	(2,511)	999
Loss before (benefit from) provision for income taxes	(17,512)	(7,578)	(30,463)	(13,223)
(Benefit from) provision for income taxes	(333)	—	(333)	51
Net loss	$(17,179)	$(7,578)	$(30,130)	$(13,274)

(1) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Cost of revenue	$642	$211	$1,243	$359
Research and development	3,246	1,084	6,315	1,755
Sales and marketing	1,871	494	3,375	877
General and administrative	4,930	1,286	9,650	2,360
Total	$10,689	$3,075	$20,583	$5,351

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Revenue
Subscription and transaction fees	97%	84%	96%	83%
Interest on funds held for customers	3%	16%	4%	17%
Total revenue	100%	100%	100%	100%
Cost of revenue	26%	25%	26%	25%
Gross margin	74%	75%	74%	75%
Operating expenses
Research and development	38%	33%	38%	33%
Sales and marketing	26%	29%	27%	29%
General and administrative	36%	33%	37%	32%
Total operating expenses	100%	95%	102%	94%
Loss from operations	(26)%	(20)%	(28)%	(19)%
Other (expense) income, net	(6)%	1%	(3)%	1%
Loss before (benefit from) provision for income taxes	(32)%	(19)%	(31)%	(18)%
(Benefit from) provision for income taxes	(1)%	—	—	—
Net loss	(31)%	(19)%	(31)%	(18)%

Comparison of the three months ended December 31, 2020 and 2019

Revenue

The components of our revenue during the three months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
Subscription and transaction fees	$52,333	$32,964	$19,369	59%
Interest on funds held for customers	1,712	6,116	(4,404)	(72)%
Total revenue	$54,045	$39,080	$14,965	38%

Subscription and transaction fees increased to $52.3 million during the three months ended December 31, 2020 from $33.0 million during the three months ended December 31, 2019, an increase of $19.3 million or 59%. Subscription fees increased to $26.6 million during the three months ended December 31, 2020 from $19.9 million during the three months ended December 31, 2019, an increase of $6.7 million or 33%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $25.7 million during the three months ended December 31, 2020 from $13.1 million during the three months ended December 31, 2019, an increase of $12.6 million or 98%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. Our total customers increased to over 109,000 as of December 31, 2020 compared to approximately 86,000 as of December 31, 2019, or an increase of approximately 27%. Our average subscription revenue and transaction fees per customer increased by 5% and 55%, respectively, during the three months ended December 31, 2020, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $1.7 million during the three months ended December 31, 2020 from $6.1 million during the three months ended December 31, 2019, a decrease of $4.4 million or 72%. The decrease was due to the decline in the yield we earned from investing customer funds, partially offset by the increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 0.35% during the three months ended December 31, 2020, a decrease of 136 basis points from the same period in fiscal

2020. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to cut the federal funds rate in March 2020 in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by 156 basis points during the three months ended December 31, 2020 from the same period in fiscal 2020. The average daily balance of customer funds held while payment transactions clear increased to approximately $1.9 billion during the three months ended December 31, 2020 from approximately $1.4 billion during the same period in fiscal 2020, an increase of 37%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $34.8 billion during the three months ended December 31, 2020 from approximately $24.8 billion during the same period in fiscal 2020, an increase of 40%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
Cost of revenue	$13,973	$9,787	$4,186	43%
Gross profit	40,072	29,293	10,779	37%
Gross margin	74%	75%

Cost of revenue increased to $14.0 million during the three months ended December 31, 2020 from $9.8 million during the three months ended December 31, 2019, an increase of $4.2 million or 43%. The increase was due primarily to a $2.3 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment as we expanded our data processing capacity, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $1.5 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, and a $0.4 million increase in consulting-related and other costs due to the hiring of additional personnel and outside services who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during the three months ended December 31, 2020 increased by 27% compared to the same period in fiscal 2020.

Gross margin was 74% during the three months ended December 31, 2020, which decreased compared to the 75% gross margin during the three months ended December 31, 2019 due primarily to the decrease in high-margin interest on funds held for customers.

Research and Development Expenses

Research and development expenses during the three months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
Research and development expenses	$20,486	$12,992	$7,494	58%
Percentage of revenue	38%	33%

Research and development expenses increased to $20.5 million during the three months ended December 31, 2020 from $13.0 million during the three months ended December 31, 2019, an increase of $7.5 million or 58%. The increase was due primarily to a $5.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $1.1 million increase in costs for engaging consultants and temporary contractors who provided product development services, and a $0.7 million increase in shared overhead and other costs. Our average research and development headcount during the three months ended December 31, 2020 increased by 28% compared to the same period in fiscal 2020.

As a percentage of total revenue, research and development expenses increased to 38% during the three months ended December 31, 2020 from 33% during the three months ended December 31, 2019 due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$14,174	$11,491	$2,683	23%
Percentage of revenue	26%	29%

Sales and marketing expenses increased to $14.2 million during the three months ended December 31, 2020 from $11.5 million during the three months ended December 31, 2019, an increase of $2.7 million or 23%. The increase was due primarily to a $2.2 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.3 million increase in advertising spend as we continued to promote our products and services. Our average sales and marketing headcount during the three months ended December 31, 2020 increased by 9% compared to the same period in fiscal 2020.

As a percentage of total revenue, sales and marketing expenses decreased to 26% during the three months ended December 31, 2020 from 29% during the three months ended December 31, 2019 as we adjusted our sales and marketing costs in response to the changing economic environment.

General and Administrative Expenses

General and administrative expenses during the three months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
General and administrative expenses	$19,583	$12,748	$6,835	54%
Percentage of revenue	36%	33%

General and administrative expenses increased to $19.6 million during the three months ended December 31, 2020 from $12.7 million during the three months ended December 31, 2019, an increase of $6.9 million or 54%. The increase was due primarily to a $4.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel, and a $0.5 million increase in shared overhead and other costs. Our average general and administrative headcount during the three months ended December 31, 2020 increased by 21% compared to the same period in fiscal 2020. The increase was also due to a $1.0 million increase in professional and consulting fees as we obtained additional external assistance after we became a public company and a $0.9 million increase in corporate insurance costs (mainly pertaining to costs associated with policies for our directors and officers), partially offset by a $0.7 million decrease in sales and use tax reserves.

As a percentage of total revenue, general and administrative expenses increased to 36% during the three months ended December 31, 2020 from 33% during the three months ended December 31, 2019 due primarily to the increase in stock-based compensation expense and the increase in our headcount resulting in higher personnel-related costs relative to the increase in our revenue.

Other (Expense) Income, Net

Other (expense) income, net during the three months ended December 31, 2020 and 2019 was as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
Other (expense) income, net	$(3,341)	$360	$(3,701)	(1,028)%
Percentage of revenue	(6)%	1%

The $3.7 million change in other (expense) income, net during the three months ended December 31, 2020 compared to the same period in fiscal 2020 was due primarily to a $3.9 million increase in interest expense related to the amortization of debt discount and issuance costs of our 2025 Notes and a $0.3 million decrease in interest income due to the decrease in interest rates, offset by a $0.6 million loss on revaluation of redeemable convertible preferred stock warrant liabilities that was reported during the three months ended December 31, 2019 but none during the three months ended December 31, 2020.

Benefit from Income Taxes

Benefit from income taxes during the three months ended December 31, 2020 and 2019 was as follows (amounts in thousands):

	Three months ended December 31,		Change
	2020	2019	Amount	%
Benefit from income taxes	$(333)	$—	$(333)	(100)%

The benefit from income taxes during the three months ended December 31, 2020 pertained to a partial reversal of net deferred income tax liability that was established in connection with our issuance of the 2025 Notes.

Comparison of the six months ended December 31, 2020 and 2019

Revenue

The components of our revenue during the six months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
Subscription and transaction fees	$96,121	$61,512	$34,609	56%
Interest on funds held for customers	4,133	12,748	(8,615)	(68)%
Total revenue	$100,254	$74,260	$25,994	35%

Subscription and transaction fees increased to $96.1 million during the six months ended December 31, 2020 from $61.5 million during the six months ended December 31, 2019, an increase of $34.6 million or 56%. Subscription fees increased to $51.2 million during the six months ended December 31, 2020 from $38.0 million during the six months ended December 31, 2019, an increase of $13.2 million or 35%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $44.9 million during the six months ended December 31, 2020 from $23.5 million during the six months ended December 31, 2019, an increase of $21.4 million or 91%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. Our total customers increased to over 109,000 as of December 31, 2020 compared to approximately 86,000 as of December 31, 2019, or an increase of approximately 27%. Our average subscription revenue and transaction fees per customer increased by 6% and 50%, respectively, during the six months ended December 31, 2020, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $4.1 million during the six months ended December 31, 2020 from $12.7 million during the six months ended December 31, 2019, a decrease of $8.6 million or 68%. The decrease was due to a decline in the yield we earned from investing customer funds, partially offset by an increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 0.47% during the six months ended December 31, 2020, a decrease of 142 basis points from the same period in fiscal 2020. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to cut the federal funds rate in March 2020 in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by 179 basis points during the six months ended December 31, 2020 from the same period in fiscal 2020. The average daily balance of customer funds held while payment transactions clear increased to approximately $1.7 billion during the six months ended December 31, 2020 from approximately $1.3 billion during the same period in fiscal 2020, an increase of 30%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $63.6 billion during the six months ended December 31, 2020 from approximately $46.8 billion during the same period in fiscal 2020, an increase of 36%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
Cost of revenue	$26,079	$18,934	$7,145	38%
Gross profit	74,175	55,326	18,849	34%
Gross margin	74%	75%

Cost of revenue increased to $26.1 million during the six months ended December 31, 2020 from $18.9 million during the six months ended December 31, 2019, an increase of $7.2 million or 38%. The increase was due primarily to a $3.8 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment as we expanded our data processing capacity, bank fees for funds held for customers, and data hosting services, which were driven by increases in the number of customers, adoption of new product offerings, and volume of transactions. The increase was also due to a $2.4 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, and a $0.7 million increase in consulting-related costs due to the hiring of additional personnel and outside services who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during the six months ended December 31, 2020 increased by 25% compared to the same period in fiscal 2020.

Gross margin was 74% during the six months ended December 31, 2020, which decreased slightly compared to the 75% gross margin during the six months ended December 31, 2019 due primarily to a decrease in high-margin interest on funds held for customers.

Research and Development Expenses

Research and development expenses during the six months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
Research and development expenses	$38,272	$24,507	$13,765	56%
Percentage of revenue	38%	33%

Research and development expenses increased to $38.3 million during the six months ended December 31, 2020 from $24.5 million during the six months ended December 31, 2019, an increase of $13.8 million or 56%. The increase was due primarily to a $9.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $2.3 million increase in costs for engaging consultants and temporary contractors who provided product development services, and a $1.6 million increase in shared overhead and other costs. Our average research and development headcount during the six months ended December 31, 2020 increased by 31% compared to the same period in fiscal 2020.

As a percentage of total revenue, research and development expenses increased to 38% during the six months ended December 31, 2020 from 33% during the six months ended December 31, 2019, due primarily to the increase in our headcount, which resulted in higher personnel-related costs relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the six months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$27,082	$21,758	$5,324	24%
Percentage of revenue	27%	29%

Sales and marketing expenses increased to $27.1 million during the six months ended December 31, 2020 from $21.8 million during the six months ended December 31, 2019, an increase of $5.3 million or 24%. The increase was due primarily to a $4.1 million increase in personnel-related costs (net of increase in capitalized sales commissions of $0.5 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.6 million increase in shared overhead and other costs. Our average sales and marketing headcount during the six months ended December 31, 2020 increased by 15% compared to the same period in fiscal 2020. The increase was also attributed to a $0.7 million increase in advertising spend as we continued to promote our products and services.

As a percentage of total revenue, sales and marketing expenses decreased to 27% during the six months ended December 31, 2020 from 29% during the six months ended December 31, 2019 as we adjusted our sales and marketing costs in response to the changing economic environment.

General and Administrative Expenses

General and administrative expenses during the six months ended December 31, 2020 and 2019 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
General and administrative expenses	$36,773	$23,283	$13,490	58%
Percentage of revenue	37%	32%

General and administrative expenses increased to $36.8 million during the six months ended December 31, 2020 from $23.3 million during the six months ended December 31, 2019, an increase of $13.5 million or 58%. The increase was due primarily to a $10.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel, and a $0.9 million increase in shared overhead and other costs. Our average general and administrative headcount during the six months ended December 31, 2020 increased by 25% compared to the same period in fiscal 2020. The increase was also due to a $2.2 million increase in professional and consulting fees as we obtained additional external assistance after we became a public company and a $1.9 million increase in corporate insurance costs (mainly pertaining to costs associated with policies for our directors and officers), partially offset by a $1.7 million decrease in sales and use tax reserves.

As a percentage of total revenue, general and administrative expenses increased to 37% during the six months ended December 31, 2020 from 32% during the six months ended December 31, 2019, due primarily to the increase in stock-based compensation expense and the increase in our headcount resulting in higher personnel-related costs relative to the increase in our revenue.

Other (Expense) Income, Net

Other (expense) income, net during the six months ended December 31, 2020 and 2019 was as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
Other (expense) income, net	$(2,511)	$999	$(3,510)	(351)%
Percentage of revenue	(3)%	1%

The $3.5 million change in other (expense) income, net during the six months ended December 31, 2020 compared to the same period in fiscal 2020 was due primarily to a $3.8 million increase in interest expense related to the amortization of debt discount and issuance costs of our 2025 Notes and a $0.4 million decrease in interest income due to the decrease in interest rates, offset by a $0.7 million loss on revaluation of redeemable convertible preferred stock warrant liabilities that was reported during the six months ended December 31, 2019 but none during the six months ended December 31, 2020.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes during the six months ended December 31, 2020 and 2019 was as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2020	2019	Amount	%
(Benefit from) provision for income taxes	$(333)	$51	$(384)	(753)%

The benefit from income taxes during the six months ended December 31, 2020 pertained to a partial reversal of net deferred income tax liability that was established in connection with our issuance of the 2025 Notes. The provision for income taxes during the six months ended December 31, 2019 pertained to state income taxes.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $165.6 million, and funds available under our Senior Facilities Agreement (as described below). Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, asset-backed securities and U.S. treasury securities with original maturities of more than three months. Our Senior Facilities Agreement, which expires on June 28, 2022, allows us to borrow up to $50.0 million. Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of December 31, 2020.

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

On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes (2025 Notes) due on December 1, 2025. The 2025 Notes, which are further described below, are senior, unsecured obligations, and will not accrue interest unless we determine that special interest obligations are deemed necessary. The 2025 Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated to the 2025 Notes and rank equal in right of payment to any of our unsecured indebtedness that is not so subordinated. In addition, the 2025 Notes are subordinated to any of our secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Six months ended December 31,
	2020	2019 (1)
Net cash provided by (used in):
Operating activities	$(11,583)	$(4,149)
Investing activities	(179,274)	7,301
Financing activities	1,636,278	389,916
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,445,421	$393,068

(1)

Amounts have been adjusted to reflect the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the adjustments.

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

Net cash used in operating activities increased to $11.6 million during the six months ended December 31, 2020 from $4.1 million during the six months ended December 31, 2019, due primarily to the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount and administrative costs; offset by the increase in cash received from subscription and transaction fees revenue.

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

Our net cash used in investing activities was $179.3 million during the six months ended December 31, 2020 compared to our net cash provided by investing activities of $7.3 million during the six months ended December 31, 2019. The net change was due primarily to the increase in purchases of corporate and customer fund short-term investments and the increased purchases of property and equipment, partially offset by the increase in proceeds from the maturities and sales of corporate and customer fund available-for-sale investments.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of proceeds from the issuance of the 2025 Notes, issuance of common stock upon the completion of our IPO, issuance of common stock upon the exercises of stock options and purchases of common stock under our employee stock purchase plan (ESPP). Cash used in our financing activities consists primarily of payments of costs related to the issuance of debt and common stock, and payments for the purchase of Capped Calls. Additionally, changes in customer fund deposits liability could either increase or decrease our net cash from financing activities.

Net cash provided by financing activities increased to $1.6 billion during the six months ended December 31, 2020 from $389.9 million during the six months ended December 31, 2019 due primarily to the proceeds from the issuance of the 2025 Notes, the increase in proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of common stock under our ESPP, and the increase in customer funds liability, partially offset by the purchase of Capped Calls in connection with the issuance of the 2025 Notes. During the six months ended December 31, 2019, our cash from financing activities included the proceeds from the issuance of common stock upon the completion of our IPO, net of underwriting discounts and other offering costs.

2025 Notes

As of December 31, 2020, we had an outstanding 2025 Notes with aggregate principal amount of $1.15 billion. The 2025 Notes are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes have an initial conversion rate of 6.2159 shares of common stock per $1,000 principal, subject to customary adjustments for certain corporate events. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.

In conjunction with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties. The Capped Calls each have an initial strike price of approximately $160.88 per share, subject to certain adjustments. The Capped Calls have an initial cap price of $218.14 per share, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than the strike price of $160.88 per share. The purpose of the Capped Calls is to reduce the potential dilution of our common stock upon any conversion of the 2025 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

Credit Facilities

On June 28, 2019, we entered into a Senior Secured Credit Facilities Credit Agreement (as amended, Senior Facilities Agreement) with Silicon Valley Bank for a revolving credit facility of up to $50.0 million (Total Commitment), which amount may be increased by up to $25.0 million upon request and subject to conditions. Under the Senior Facilities Agreement, Bill.com, LLC is the borrower and Bill.com Holdings, Inc. is the guarantor. The Senior Facilities Agreement expires on June 28, 2022 and is secured by substantially all of our assets.

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

The Senior Facilities Agreement requires us to comply with certain restrictive covenants. As of December 31, 2020, we were in compliance with the loan covenants.

Available funds under our Senior Facilities Agreement, after deducting our line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million, was $40.8 million as of December 31, 2020.

Contractual Obligations and Other Commitments

In November 2020, we issued $1.15 billion in aggregate principal amount of the 2025 Notes. The 2025 Notes are senior, unsecured obligations, and will not accrue interest. The 2025 Notes are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date. For additional discussion about the 2025 Notes, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In November 2020, we renewed our agreement with a vendor to purchase software licenses and support for a total cost of $9.3 million and payable in annual installments through March 2024. In August 2020, we expanded our agreement with a vendor, which requires us to purchase services for a total minimum commitment of $11.0 million over three years beginning September 1, 2020. For additional information about these contractual commitments, refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the 2025 Notes and the agreements that we entered with certain vendors referred to above, there were no material changes in our contractual obligations and other commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Except for our accounting policy about our 2025 Notes as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Convertible Senior Notes – We accounted for the 2025 Notes by separating the principal amount into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which represents the conversion option, was determined by deducting the fair value of the liability component from the par value of notes as a whole. The difference between the principal amount of the notes and the liability component was initially recorded as a debt discount and is amortized as interest expense using the effective interest method over the term of the notes. The equity component of the notes, which is included in additional paid-in capital, will not be remeasured as long as it continues to meet the conditions for equity classification. The debt issuance costs were allocated between the liability and equity components based on the respective values of the liability and equity components. The debt issuance costs allocated to the liability component are being amortized as interest expense over the term of the notes using the effective interest method. The debt issuance costs allocated to the equity component are presented as a reduction of additional paid-in capital.

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

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.29% and 0.40% during the three and six months ended December 31, 2020, respectively, from 1.71% and 1.89% during the same periods in fiscal 2020 due primarily to the changes in the short-term interest rate environment, including actions taken by the U.S. Federal Reserve to lower the federal funds rate in March 2020 in response to the COVID-19 pandemic, as the average daily effective federal funds rate decreased by 156 and 179 basis points during the corresponding periods, respectively.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $3.0 million and $5.2 million during the three and six months ended December 31, 2020, respectively, on average corporate investment balances of approximately $1.2 billion and $1.0 billion, respectively. A change in the interest rate of 100 basis points would have changed our interest on funds held for customers by approximately $4.8 million and $8.7 million during the three and six months ended December 31, 2020, respectively, on average funds held for customers of $1.9 billion and $1.7 billion, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to future bank borrowings. As of December 31, 2020, our available funds under our Senior Facilities Agreement provides for a revolving credit facility of up to $40.8 million, after deducting our outstanding line of credit borrowings of $2.3 million and letter of credit utilization totaling $6.9 million. Because the interest rate on the borrowing is indexed to a floating rate, our interest cost may increase if market interest rates rise.

We are exposed to credit risk in connection with our investments in securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities as rated by Moody’s, Standard & Poor’s or Fitch, by investing only in securities that mature in the near-term, and by limiting concentration in securities other than U.S. Treasuries. Investment in securities of issuers with short-term credit ratings must be rated A-2/P-2/F2 or higher. Investment in securities of issuers with long-term credit ratings must be rated A- or A3, or higher. Investment in asset-backed securities and money market funds must be rated AAA or equivalent. Investment in repurchase agreements will be at least 100 percent collateralized with securities issued by the U.S. government or its agencies. Securities in our corporate portfolio may not mature beyond two years from purchase, and securities held in our customer fund accounts may not mature beyond 13 months from purchase. No more than 5% of invested funds, either corporate or customer, may be held in the issues of a single corporation.

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

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk relating to our cross-border payment service, which allows customers to pay their international suppliers in foreign currencies. When customers make a cross-border payment, customers fund those payments in U.S. dollars based upon an exchange rate that is quoted on the initiation date of the transaction. Subsequently, when we convert and remit those funds to our customers’ suppliers through our global payment partner, the exchange rate may differ, due to foreign exchange fluctuation, from the exchange rate that was initially quoted. Our transaction fees to our customers are not adjusted for changes in foreign exchange rates between the initiation date of the transaction and the date the funds are converted. If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operations, results of operations, financial condition or prospects. The trading price of our common stock could decline due to the materialization of any of these risks, and you may lose all or part of your investment. In addition, the risks discussed below include forward-looking statements and our actual results may differ substantially from those discussed in the forward-looking statements. You should also read the section under the caption “Special Note Regarding Forward-Looking Statements.”

Summary of Risk Factors

Some of the material risks that we face include:

•	We have a history of operating losses and may not achieve or sustain profitability in the future;
•

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively;

•	Our employees, strategic partners, and customers face risks related to the COVID-19 pandemic, which could adversely and materially impact our business, financial condition, and results of operations;
•

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business;

•

We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which could harm our business and financial results;

•

Customer funds that we hold in trust are subject to market, interest rate, foreign exchange, and liquidity risks, as well as general political and economic conditions. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations;

•

We earn revenue from interest earned on customer funds held in trust while payments are clearing, which is subject to market conditions and may decrease as customers’ adoption of electronic payments and technology continues to evolve;

•	If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected;
•	If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected;
•	Our business depends, in part, on our relationships with accounting firms;
•	Our business depends, in part, on our strategic partnerships with financial institutions;
•	Our business depends, in part, on our relationship with Intuit;

•	The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed;
•	Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business;
•	Our debt service obligations, including the 2025 Notes, may adversely affect our financial condition and results of operations; and
•

We may not have the ability to raise funds necessary for cash settlement upon conversion of the 2025 Notes or to repurchase the 2025 Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2025 Notes or to repurchase the 2025 Notes.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $17.2 million and $7.6 million during the three months ended December 31, 2020 and 2019, respectively, and $30.1 million and $13.3 million during the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $178.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $54.0 million and $39.1 million, and our TPV was $34.8 billion and $24.8 billion, during the three months ended December 31, 2020 and 2019, respectively. Our revenue was $100.3 million and $74.3 million, and our TPV was $63.6 billion and $46.8 billion, during the six months ended December 31, 2020 and 2019, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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

During the three and six months ended December 31, 2020, over 109,000 customers processed approximately $34.8 billion and $63.6 billion, respectively, in TPV on our platform. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

During the three months ended December 31, 2020 and 2019, we generated $1.7 million and $6.1 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 3% and 16% of our total revenue for such periods, respectively. During the six months ended December 31, 2020 and 2019, we generated $4.1 million and $12.7 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 4% and 17% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

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

Our relationships with our nearly 5,000 accounting firm partners account for approximately 51% of our total customers and 46% of our total revenue as of and during the three months ended December 31, 2020, respectively. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

Our business depends, in part, on our strategic partnerships with financial institutions.

To grow our business, we will seek to expand our relationships with our financial institution partners and to partner with additional banks and financial institutions. Establishing our strategic partner relationships, particularly with our financial institution customers and, to a lesser extent, accounting software providers, entails extensive and highly specific upfront sales efforts, with little predictability and various ancillary requirements. For example, our financial institution partners generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing their customer billing and payment data on our platform. As a result, sales to new strategic partner enterprises involve risks that may not be present or that are present to a lesser extent with sales to SMB organizations. With strategic partners, the decision to subscribe to our platform and then make our services available to their customers frequently requires the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization. Purchases by strategic partners are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, including considerable efforts to negotiate and document relationships with them. Further, we integrate our platform with our financial institution partners’ own websites and apps, which requires significant time and resources to design and deploy. Further, the deployment of our service and its availability to the strategic partners’ customers may be subject to delays as a result of changes in the strategic partners’ business or other priorities.  If we are unable to increase sales of our platform to strategic partners, manage the costs associated with integrating with their systems, or the availability of our services to the strategic partners’ customers are delayed, our business, financial position, and operating results may be adversely affected.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and may create new obligations for us beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. Many aspects of the CCPA, the CPRA, and their interpretation remain unclear, and their full impact on our business and operations remains uncertain. The laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

We will also be required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K as of June 30, 2021. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

•	incur additional indebtedness, except as permitted, such as the 2025 Notes;
•	incur liens upon our property;
•	dispose of certain assets;
•	declare dividends or make certain distributions; and
•	undergo a merger or consolidation or other transactions.

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

Risks Related to the 2025 Notes

Our debt service obligations, including the 2025 Notes, may adversely affect our financial condition and results of operations.

As of December 31, 2020, we had $1.15 billion aggregate principal amount of 2025 Notes outstanding due on December 1, 2025 as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors who have less debt;
•	limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes; and
•	make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. We are also required to comply with the covenants set forth in the indenture governing the 2025 Notes. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the 2025 Notes or to repurchase the 2025 Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2025 Notes or to repurchase the 2025 Notes.

Holders of the 2025 Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture for the 2025 Notes (Indenture)) at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.

In addition to the 2025 Notes, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. We are not restricted under the terms of the Indenture from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2025 Notes when due. Our Senior Facilities Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

Our failure to repurchase the 2025 Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the 2025 Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

Prior to the business day immediately preceding September 1, 2025, the holders of the 2025 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% (the “Conversion Condition”). In the event the Conversion Condition is triggered, holders of the 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Call transactions may affect the value of the notes and our common stock.

In connection with the sale of the 2025 Notes, we entered into privately negotiated Capped Call transactions with certain financial institutions (option counterparties). The Capped Call transactions are expected generally to reduce the potential dilution upon conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes (and are likely to do so following any conversion, repurchase, or redemption of the 2025 Notes, to the extent we exercise the relevant election under the Capped Call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2025 Notes, which could affect note holders’ ability to convert the 2025 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2025 Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the 2025 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2025 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Call transactions.

The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the Capped Call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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

As of December 31, 2020, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 31.7% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

We will remain an emerging growth company until June 30, 2021, at which time we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

We do not intend to pay dividends for the foreseeable future.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 82,113,441 shares of our common stock outstanding as of December 31, 2020. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, there were 7,965,051 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of December 31, 2020. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on a registration statement on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-Q	001-39149	3.1	02/11/2020

3.2	Amended and Restated Bylaws	8-K	001-39149	3.1	09/30/2020

4.1	Indenture, dated as of November 30, 2020, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2025)	8-K	001-39149	4.1	11/30/2020

10.1	Second Amendment to Credit Agreement, dated as of November 23, 2020, between the Registrant, Bill.com, LLC and Silicon Valley Bank	8-K	001-39149	10.1	11/30/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

February 5, 2021	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 5, 2021	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)