Form 10-Q
period 2021-03-31
Bill.com Holdings, Inc.
filed 2021-05-07
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 83,201,830 shares of common stock, $0.00001 par value per share, outstanding.

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
•

the pending acquisition of DivvyPay, Inc. presents many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Agreement and Plan of Merger;

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our," and "Bill.com" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,223,724	$573,643
Short-term investments	512,520	123,974
Accounts receivable, net	9,584	4,252
Unbilled revenue	7,865	6,549
Prepaid expenses and other current assets	18,268	26,781
Funds held for customers	1,929,840	1,644,250
Total current assets	3,701,801	2,379,449
Non-current assets:
Operating lease right-of-use assets	44,125	—
Property and equipment, net	31,740	13,866
Other assets	22,499	10,700
Total assets	$3,800,165	$2,404,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,320	$3,478
Accrued compensation and benefits	11,632	12,387
Other accrued and current liabilities	9,281	8,541
Deferred revenue	8,371	5,891
Line of credit borrowings	—	2,300
Operating lease liabilities	6,388	—
Customer fund deposits	1,929,840	1,644,250
Total current liabilities	1,969,832	1,676,847
Non-current liabilities:
Deferred revenue	3,066	2,622
Operating lease liabilities	53,644	—
Convertible senior notes, net	897,871	—
Deferred income tax liability	1,832	—
Other long-term liabilities	3,459	13,827
Total liabilities	2,929,704	1,693,296
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,076,255	857,044
Accumulated other comprehensive (loss) income	(191)	2,420
Accumulated deficit	(205,605)	(148,747)
Total stockholders' equity	870,461	710,719
Total liabilities and stockholders' equity	$3,800,165	$2,404,015

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Revenue
Subscription and transaction fees	$58,622	$36,092	$154,743	$97,604
Interest on funds held for customers	1,116	5,138	5,249	17,886
Total revenue	59,738	41,230	159,992	115,490
Cost of revenue	15,434	10,110	41,513	29,044
Gross profit	44,304	31,120	118,479	86,446
Operating expenses
Research and development	22,286	13,969	60,558	38,476
Sales and marketing	15,190	11,802	42,272	33,560
General and administrative	22,124	15,064	58,897	38,347
Total operating expenses	59,600	40,835	161,727	110,383
Loss from operations	(15,296)	(9,715)	(43,248)	(23,937)
Other (expense) income, net	(11,432)	1,397	(13,943)	2,396
Loss before (benefit from) provision for income taxes	(26,728)	(8,318)	(57,191)	(21,541)
(Benefit from) provision for income taxes	—	1	(333)	52
Net loss	$(26,728)	$(8,319)	$(56,858)	$(21,593)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.11)	$(0.70)	$(0.63)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	82,627	72,379	81,446	34,167

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Net loss	$(26,728)	$(8,319)	$(56,858)	$(21,593)
Other comprehensive loss:
Net unrealized loss on investments in available- for-sale securities, net of tax	(389)	(1,014)	(2,611)	(1,320)
Comprehensive loss	$(27,117)	$(9,333)	$(59,469)	$(22,913)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands)

	Three months ended March 31, 2021
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2020	82,114	$2	$1,055,425	$198	$(178,877)	$876,748
Issuance of common stock upon exercise of stock options and release of restricted stock units	756	—	5,613	—	—	5,613
Issuance of common stock under employee stock purchase plan	220	—	4,537	—	—	4,537
Stock-based compensation	—	—	10,680	—	—	10,680
Other comprehensive loss	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(26,728)	(26,728)
Balance at March 31, 2021	83,090	$2	$1,076,255	$(191)	$(205,605)	$870,461

	Nine months ended March 31, 2021
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Equity component of the 2025 Notes, net of issuance costs and tax	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	3,009	—	21,878	—	—	21,878
Issuance of common stock under the employee stock purchase plan	446	—	8,864	—	—	8,864
Stock-based compensation	—	—	31,263	—	—	31,263
Other comprehensive loss	—	—	—	(2,611)	—	(2,611)
Net loss	—	—	—	—	(56,858)	(56,858)
Balance at March 31, 2021	83,090	$2	$1,076,255	$(191)	$(205,605)	$870,461

	Three months ended March 31, 2020
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	—	$—	72,267	$2	$524,260	$20	$(130,930)	$393,352
Exercise of stock options	—	—	193	—	845	—	—	845
Stock-based compensation	—	—	—	—	5,085	—	—	5,085
Other comprehensive loss, net of tax	—	—	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	—	—	(8,319)	(8,319)
Balance at March 31, 2020	—	$—	72,460	$2	$530,190	$(994)	$(139,249)	$389,949

	Nine months ended March 31, 2020
	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit) equity
Balance at June 30, 2019	52,435	276,307	8,154	1	14,672	326	(117,656)	$(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Exercise of stock options	—	—	509	—	1,746	—	—	1,746
Exercise of stock warrants	—	—	65	—	144	—	—	144
Stock-based compensation	—	—	—	—	10,436	—	—	10,436
Other comprehensive loss, net of tax	—	—	—	—	—	(1,320)	—	(1,320)
Net loss	—	—	—	—	—	—	(21,593)	(21,593)
Balance at March 31, 2020	—	—	72,460	2	530,190	(994)	(139,249)	$389,949

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended March 31,
	2021	2020 (1)
Cash flows from operating activities:
Net loss	$(56,858)	$(21,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,449	3,205
Stock-based compensation	31,263	10,436
Amortization of debt discount and issuance costs	15,724	—
Amortization of premium (accretion of discount) on investments in marketable debt securities	1,970	(2,855)
Non-cash operating lease expense	2,635	—
Revaluation of warrant liabilities	—	717
Deferred income tax	(333)	—
Changes in assets and liabilities:
Accounts receivable	(5,332)	958
Unbilled revenue	(1,316)	(1,356)
Prepaid expenses and other current assets	(4,833)	(10,843)
Other assets	(11,799)	(1,047)
Accounts payable	927	(1,475)
Accrued and other current liabilities	58	6,893
Operating lease liabilities	7,782	—
Other long-term liabilities	576	10,689
Deferred revenue	2,924	2,944
Net cash used in operating activities	(13,163)	(3,327)
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(1,486,025)	(830,694)
Proceeds from maturities of corporate and customer fund short-term investments	830,933	596,311
Proceeds from sale of corporate and customer fund short-term investments	119,072	25,337
Increase in other receivables included in funds held for customers	(9,072)	(6,601)
Purchases of property and equipment	(17,062)	(5,736)
Capitalization of internal-use software costs	(1,038)	(489)
Net cash used in investing activities	(563,192)	(221,872)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	1,129,379	—
Purchase of capped calls	(87,860)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	225,544
Increase in customer fund deposits liability	285,590	24,246
Payments on line of credit borrowings	(2,300)	—
Proceeds from line of credit borrowings	—	2,300
Proceeds from exercise of stock options	23,034	1,746
Proceeds from issuance of common stock under the employee stock purchase plan	8,864	—
Payments of offering costs related to the follow-on public offering	(664)	—
Proceeds from exercise of stock warrants	—	144
Payments of deferred debt issuance costs	—	(151)
Net cash provided by financing activities	1,356,043	253,829
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	779,688	28,630
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	1,592,377	983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$2,372,065	$1,011,798

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$1,223,724	$228,585
Restricted cash included in other current assets	35	256
Restricted cash and restricted cash equivalents included in funds held for customers	1,148,306	782,957
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$2,372,065	$1,011,798

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including those related to stock-based compensation, useful lives of property and equipment, incremental borrowing rate for right-of-use operating lease assets and operating lease liabilities, the estimate of credit losses on accounts receivable and financial assets, fair value of convertible notes, the attribution method used to recognize revenue on annual contracts, variable consideration used in revenue recognition for certain financial institutions, benefit periods used to amortize deferred commissions, reserve for losses on funds held for customers, and income taxes. The Company evaluates these estimates and assumptions and adjusts those estimates and assumptions accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on financial assets and customer accounts is recognized if material. As of March 31, 2021, the allowance for potential credit losses was not material.

There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2021 and 2020.

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

New Accounting Pronouncements

Adopted

On July 1, 2020, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes an ROU model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company elected to early adopt this ASU following the alternative transition method. Under this method, the Company is not required to restate or disclose the effects of applying Topic 842 for comparative periods. Upon adoption of this ASU, the Company has elected to apply the package of all three practical expedients of not reassessing the following: (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. In addition, the Company elected to apply the following policies: (i) lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term and (ii) nonlease components shall not be separated from the lease components, but instead accounted for as a single lease component. The adoption of this ASU resulted in the recognition of operating lease ROU assets of $44.2 million and operating lease liabilities of $49.7 million, and the derecognition of the deferred rent and lease incentive liabilities of $13.7 million, on the condensed consolidated balance sheet on July 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

On July 1, 2020, the Company adopted FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies, and adds certain disclosure requirements under Topic 820, such as the removal of disclosure of valuation process for Level 3 fair value measurements and removal of disclosure of changes in unrealized gains and losses for recurring Level 3 fair value measurements. The Company adopted this ASU with the applicable required disclosures shown in Note 3 below.

On July 1, 2020, the Company early adopted FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU requires an entity to measure equity-classified nonemployee share-based payment awards at the grant date similar to the grant date measurement for equity awards to employees under Topic 718. The Company had an outstanding and unvested equity-

classified share-based payment award to a nonemployee as of July 1, 2020. Upon adoption of this ASU, the Company re-measured the fair value of such award and expects to recognize the stock-based compensation cost for such award totaling $1.8 million over the remaining requisite service period in accordance with Topic 718.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU on a retrospective basis effective June 30, 2020, whereby restricted cash or restricted cash equivalents are included with cash and cash equivalents when reconciling the total amounts shown on the statement of cash flows at the beginning and at the end of period. Since this ASU was adopted on a retrospective basis, the previously reported condensed consolidated statement of cash flows during the nine months ended March 31, 2020 was adjusted as follows (in thousands):

	As previously reported	ASU No. 2016-18 adjustments	As adjusted
Net cash used in operating activities	$(3,327)	$—	$(3,327)
Net cash used in investing activities	(112,223)	(109,649)	(221,872)
Net cash provided by financing activities	253,829	—	253,829
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	138,279	(109,649)	28,630
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	90,306	892,862	983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$228,585	$783,213	$1,011,798

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

Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments. Under this ASU, the embedded conversion features will no longer be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method. This ASU is effective in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective method or a full retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company intends to adopt this ASU beginning July 1, 2021, and is currently in the process of determining the effect of adopting such ASU on the Company’s condensed consolidated financial statements.

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and Deferred Costs

The Company generates revenue from two primary sources: (1) subscription and transaction fees and (2) interest on funds held for customers. The Company’s customers include small and midsize businesses (SMBs), accounting firms, and financial institutions. The Company’s subscription and transaction fees are disaggregated by customer category and consisted of the following for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Small-to-midsize business and accounting firm customers	$54,710	$33,356	$144,609	$89,789
Financial institution customers	3,912	2,736	10,134	7,815
Total subscription and transaction fees	$58,622	$36,092	$154,743	$97,604

Remaining performance obligations with financial Institutions

As of March 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $147.5 million. Of this amount, the Company expects to recognize approximately $26.2 million, or 18%, within one year. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company’s contracts with its financial institution customers, which are inherently uncertain. Once the services for the Company’s significant contracts have launched, the Company expects the amount of revenue to be recognized for the remaining transaction price will be materially consistent over the next two to five years.

Deferred revenue

Subscription and transaction fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the condensed consolidated balance sheets. During the three and nine months ended March 31, 2021, the Company recognized $0.5 million and $2.6 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2020. During the three and nine months ended March 31, 2020, the Company recognized $1.7 million and $4.4 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2019.

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

	March 31,	June 30,
	2021	2020
Deferred sales commissions:
Current	$3,855	$2,829
Non-current	6,288	5,613
Total deferred sales commissions	$10,143	$8,442
Deferred service costs:
Current	$1,494	$618
Non-current	14,798	4,474
Total deferred service costs	$16,292	$5,092

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,126,692	$—	$—	$1,126,692
Corporate bonds	—	43,612	—	43,612
	1,126,692	43,612	—	1,170,304
Short-term investments:
Corporate bonds	—	396,201	—	396,201
U.S. treasury securities	84,215	—	—	84,215
Asset-backed securities	—	28,332	—	28,332
Certificates of deposit	—	3,772	—	3,772
	84,215	428,305	—	512,520
Funds held for customers:
Restricted cash equivalents	1,570	107,871	—	109,441
Corporate bonds	—	489,158	—	489,158
Certificates of deposit	—	222,181	—	222,181
Municipal bonds	—	34,930	—	34,930
Asset-backed securities	—	14,994	—	14,994
U.S. treasury securities	10,000	—	—	10,000
	11,570	869,134	—	880,704
Total assets measured at fair value	$1,222,477	$1,341,051	$—	$2,563,528

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,075	$—	$—	$20,075
	20,075	—	—	20,075
Short-term investments:
Corporate bonds	—	71,131	—	71,131
U.S. treasury securities	28,368	—	—	28,368
Asset-backed securities	—	24,475	—	24,475
	28,368	95,606	—	123,974
Funds held for customers:
Restricted cash equivalents	357,350	76,359	—	433,709
Corporate bonds	—	493,879	—	493,879
Certificates of deposit	—	85,953	—	85,953
U.S. treasury securities	48,952	—	—	48,952
	406,302	656,191	—	1,062,493
Total assets measured at fair value	$454,745	$751,797	$—	$1,206,542

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

The Company has $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2025 (2025 Notes) outstanding as of March 31, 2021. The Company carries the 2025 Notes at par value, less the portion allocated to equity and the unamortized debt discount and issuance costs on the condensed consolidated balance sheets. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which represents a Level 2 non-recurring valuation estimate. The carrying amount of the equity component, which represents the conversion option, was determined by deducting the fair value of the liability component from the par value of notes as a whole. The estimated fair value of the 2025 Notes, which is presented for disclosure purposes only, was approximately $1.37 billion as of March 31, 2021. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$396,301	$50	$(150)	$396,201
U.S. treasury securities	84,193	22	—	84,215
Asset-backed securities	28,314	24	(6)	28,332
Certificates of deposit	3,772	1	(1)	3,772
Total	$512,580	$97	$(157)	$512,520

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$70,781	$360	$(10)	$71,131
U.S. treasury securities	28,281	88	(1)	28,368
Asset-backed securities	24,333	142	—	24,475
Total	$123,395	$590	$(11)	$123,974

The amortized cost and fair value amounts include accrued interest receivable of $1.7 million and $0.5 million as of March 31, 2021 and June 30, 2020, respectively.

As of March 31, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $284.4 million and $228.1 million, respectively, or 55% and 45%, respectively, of the Company’s total short-term investments. As of June 30, 2020, the fair value of the Company’s short-term investments that mature within one year and thereafter was $102.9 million and $21.1 million, respectively, or 83% and 17%, respectively, of the Company’s total short-term investments.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2021
	Fair value	Unrealized losses
Corporate bonds	$259,691	$(150)
Asset backed securities	15,381	(6)
Certificates of deposit	1,254	(1)
Total	$276,326	$(157)

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$9,258	$(10)
U.S. treasury securities	2,798	(1)
Total	$12,056	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three and nine months ended March 31, 2021 and 2020.

NOTE 5 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2021	2020
Restricted cash and other receivables	$1,049,840	$586,893
Restricted cash equivalents	109,441	433,709
Corporate bonds	489,158	493,879
Certificates of deposit	222,181	85,953
Municipal bonds	34,930	—
Asset backed securities	14,994	—
U.S. treasury securities	10,000	48,952
Total funds held for customers	1,930,544	1,649,386
Less - income earned by the Company included in other current assets	(704)	(5,136)
Total funds held for customers, net of income earned by the Company	$1,929,840	$1,644,250

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$489,164	$78	$(84)	$489,158
Certificates of deposit	222,128	57	(4)	222,181
Municipal bonds	34,931	3	(4)	34,930
Asset backed securities	15,001	—	(7)	14,994
U.S. treasury securities	9,996	4	—	10,000
Total	$771,220	$142	$(99)	$771,263

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$491,950	$1,936	$(7)	$493,879
Certificates of deposit	85,841	115	(3)	85,953
U.S. treasury securities	48,949	4	(1)	48,952
Total	$626,740	$2,055	$(11)	$628,784

The amortized cost and fair value amounts include accrued interest receivable of $1.3 million and $2.9 million as of March 31, 2021 and June 30, 2020, respectively.

As of March 31, 2021, approximately 99%, or $762.0 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 1% or $9.3 million mature thereafter. As of June 30, 2020, 100% of the funds held for customers invested in short-term marketable debt securities matured within one year.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2021
	Fair value	Unrealized losses
Corporate bonds	$200,898	$(84)
Certificates of deposit	39,656	(4)
Municipal bonds	22,009	(4)
Asset backed securities	14,994	(7)
Total	$277,557	$(99)

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$31,785	$(7)
Certificates of deposit	20,006	(3)
U.S. treasury securities	14,990	(1)
Total	$66,781	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There were no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three and nine months ended March 31, 2021 and 2020.

NOTE 6 – SIGNIFICANT BALANCE SHEET COMPONENTS

Property and equipment – Property and equipment consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2021	2020
Computers, software and equipment	$16,391	$11,262
Capitalized software	5,064	4,026
Furniture and fixtures	3,455	3,116
Leasehold improvements	23,849	9,257
Property and equipment, gross	48,759	27,661
Less: accumulated depreciation and amortization	(17,019)	(13,795)
Property and equipment, net	$31,740	$13,866

Depreciation and amortization expense was $1.5 million and $3.4 million during the three and nine months ended March 31, 2021, respectively, and $1.1 million and $3.2 million during the three and nine months ended March 31, 2020, respectively.

Other accrued and current liabilities – Other accrued and current liabilities consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2021	2020
Accrued sales and use tax	$516	$2,976
Accrued license fees	620	473
Non-sufficient funds reserve	184	260
Current portion of a long-term payable for a purchase of software	1,475	613
Deferred rent and lease incentives	—	1,107
Other	6,486	3,112
Total	$9,281	$8,541

NOTE 7 – DEBT AND BANK BORROWINGS

2025 Notes

On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes are subject to the terms and conditions of the Indenture between the Company and Wells Fargo Bank, N.A., as trustee (Trustee). The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.

The 2025 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines that special interest obligations are deemed necessary as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the Trustee. The 2025 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2025 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated. In addition, the 2025 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.

The 2025 Notes have an initial conversion rate of 6.2159 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $160.88 per share of the Company’s common stock and approximately 7.1 million shares issuable upon conversion. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company’s current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.

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

The Indenture contains customary events of default with respect to the 2025 Notes and provides that upon certain events of default occurring and continuing, the holders of the 2025 Notes will have the right, at their option, to require the Company to repurchase for cash all or a portion of their outstanding notes, at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid interest.

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

The 2025 Notes consisted of the following as of March 31, 2021 (in thousands):

Principal	$1,150,000
Less: unamortized debt discount and issuance costs	(252,129)
Net carrying amount	$897,871

Amount allocated to equity component	$251,745
Less: issuance costs and tax	(6,679)
Carrying amount of the equity component	$245,066

The effective interest rate of the liability component of the 2025 Notes is 5.37% and is based on the interest rate of similar debt instruments, at the time of the offering, that do not have associated convertible features. As of March 31, 2021, the “if-converted” value of the 2025 Notes did not exceed the principal amount of $1.15 billion.

During the three and nine months ended March 31, 2021, the Company recognized $11.8 million and $15.7 million, respectively, of interest expense related to the amortization of discount and debt issuance costs.  As of March 31, 2021, the remaining life of the 2025 Notes is 4.7 years.

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

The Senior Facilities Agreement requires the Company to comply with certain restricted covenants. As of March 31, 2021 and June 30, 2020, the Company was in compliance with the loan covenants. Borrowings under the Senior Facilities are secured by substantially all of the Company’s assets, and are fully and unconditionally guaranteed by the Company. Available funds under the Senior Facilities Agreement, after deducting the letter of credit utilization totaling $6.9 million, was $43.1 million as of March 31, 2021.

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 EIP), which became effective on December 10, 2019. Awards granted under the 2019 EIP may include stock options, restricted stock units (RSUs), or restricted stock awards, as determined by the Company’s board of directors.

Stock Options

The stock option awards granted during the nine months ended March 31, 2021 were not significant. As of March 31, 2021, the total unamortized stock-based compensation expense related to the unvested stock options was $24.5 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

Restricted Stock Units

During the nine months ended March 31, 2021, the Company granted an aggregate of 308,308 RSUs with a weighted grant-date fair value of $120.71 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which range between less than 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of March 31, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs was $70.7 million, which the Company expects to amortize over a weighted-average period of 3.3 years.

2019 Employee Stock Purchase Plan

The fair value of the Company’s 2019 Employee Stock Purchase Plan (ESPP) offering during the nine months ended March 31, 2021 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.5 year to 1.0 year, (ii) expected volatility of 81.0% to 88.4%, (iii) risk-free interest rate range of 0.05% to 0.13%, and (iv) expected dividend yield of 0%.

As of March 31, 2021, the total unrecognized compensation expense related to the ESPP was $0.6 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Expense

Stock-based compensation expense from stock options, RSUs and the ESPP was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Cost of revenue	$728	$422	$1,971	$781
Research and development	3,638	1,466	9,953	3,221
Sales and marketing	1,711	767	5,086	1,643
General and administrative	4,603	2,430	14,253	4,791
Total	$10,680	$5,085	$31,263	$10,436

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of March 31, 2021, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Interest income	$460	$1,417	$1,914	$3,307
Interest expense	(11,888)	(23)	(15,846)	(198)
Loss on revaluation of warrant liabilities	—	—	—	(717)
Other	(4)	3	(11)	4
Total	$(11,432)	$1,397	$(13,943)	$2,396

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company reported an income tax benefit of $0.3 million and an immaterial amount of income tax provision during the nine months ended March 31, 2021 and 2020, respectively. There were no intra-period tax allocations for the gains from comprehensive income due to the adoption of ASU No. 2019-12 during the fiscal year ended June 30, 2020. The income tax benefit during the nine months ended March 31, 2021 was primarily attributable to the reduction of deferred tax liability relating to the 2025 Notes. The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowances.

The Company is subject to income tax audits in the U.S. The Company records liabilities related to uncertain tax positions and believes that the Company provided adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audit.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of March 31, 2021, the Company continues to maintain a full valuation allowance of the deferred tax assets.

NOTE 11 – LEASES

The Company has non-cancelable operating leases for office facilities located in San Jose, California and Houston, Texas, a data center facility, and certain equipment, which expire through 2031. As of March 31, 2021, the weighted average remaining term of these leases was 9.8 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.4%.

Future minimum lease payments as of March 31, 2021 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2021	$502
2022	8,139
2023	8,298
2024	7,936
2025	7,705
2026	7,416
Thereafter	40,525
Gross lease payments	80,521
Less - present value adjustments	(18,901)
Less - tenant improvement allowance receivable	(1,588)
Total operating lease liabilities, net	$60,032

The components of lease expense during the three and nine months ended March 31, 2021 is shown in the table below (in thousands), while the lease expense during the three and nine months ended March 31, 2020 was $1.7 million and $3.3 million, respectively.

	Three months ended March 31,	Nine months ended March 31,
	2021	2021
Operating lease expense	$1,767	$5,016
Short-term lease expense	52	381
Variable lease expense	598	1,917
Total	$2,417	$7,314

The total amount paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $1.2 million during the three and nine months ended March 31, 2021, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

In addition to the operating lease commitment described in Note 11 above, the Company has multi-year agreements with certain vendors, which expire through 2025, to purchase software licenses, software support services, and cloud computing services. Additionally, the Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.

Future payments under these agreements are as follows as of March 31, 2021 (in thousands)

Fiscal years ending June 30:	Amount
Remainder of 2021	$1,883
2022	8,885
2023	9,336
2024	5,496
2025	2,000
2026	1,750
Thereafter	1,750
Total	$31,100

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2021, the estimate of the provision for litigation liability is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(26,728)	$(8,319)	$(56,858)	$(21,593)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	82,627	72,379	81,446	34,167
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.11)	$(0.70)	$(0.63)

For periods the Company is in a loss position, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders.  Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	March 31,
	2021	2020
Stock options	5,905	11,706
Restricted stock units	1,167	192
Warrants to purchase common stock	—	62
Total	7,072	11,960

In addition, approximately 7.1 million shares underlying the conversion option in the 2025 Notes are not considered in the calculation of diluted net loss per share. Such number of shares issuable under the 2025 Notes is subject to adjustment up to approximately 10.5 million shares if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the three and nine months ended March 31, 2021, the average market price of the Company’s common stock did not exceed the conversion price of the 2025 Notes of $160.88 per share.

NOTE 14 – SUBSEQUENT EVENT

On May 6, 2021, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with DivvyPay, Inc. (Divvy), a Delaware corporation that provides a cloud-based financial platform for businesses in the U.S. Pursuant to the terms of, and subject to the conditions set forth in, the Merger Agreement, including customary purchase price adjustments, the Company will pay an aggregate consideration of approximately $2.5 billion in exchange for all of the outstanding equity interests of Divvy, with approximately $625 million payable in cash, subject to adjustment, and the remainder issuable in shares of the Company’s common stock, RSUs and/or options to acquire the Company’s common stock (Share Consideration). The Share Consideration will be calculated based on a fixed value of $157.2697 per share, which represents the average daily volume-weighted average price per share of the Company’s common stock for each of the twenty consecutive trading days ended on and including May 3, 2021.

In addition, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Company will grant 953,776 RSUs under the 2019 EIP to certain employees of Divvy who will continue as employees of the Company. Such RSUs will vest over three years commencing on the first fiscal quarter after the closing of the merger, with one third vesting on the first year anniversary from the vesting commencement date, and the remainder vesting quarterly thereafter.

Upon the consummation of the transactions contemplated by the Merger Agreement, Divvy will become a wholly owned subsidiary of the Company. The merger will be accounted for as a business combination. The purchase price will be allocated based on the fair values of the assets acquired and liabilities assumed on the date of the closing of the merger. The closing of the merger is subject to customary closing conditions such as (i) the adoption of the Merger Agreement and approval of the merger in accordance with Delaware law and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, among other things.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of March 31, 2021, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and several of the largest financial institutions in the United States (U.S.), including Bank of America, JPMorgan Chase, and American Express. As we add customers and partners, we expect our network to continue to grow organically.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue was $59.7 million and $41.2 million during the three months ended March 31, 2021 and 2020, respectively, an increase of 45%, and $160.0 million and $115.5 million during the nine months ended March 31, 2021 and 2020, respectively, an increase of 39%. We generated net losses of $26.7 million and $8.3 million during the three months ended March 31, 2021 and 2020, respectively, and $56.9 million and $21.6 million during the nine months ended March 31, 2021 and 2020, respectively.

Proposed Acquisition of Divvy

On May 6, 2021, we entered into a Merger Agreement with Divvy, a Delaware corporation that provides a cloud-based financial platform for businesses in the U.S. Pursuant to the terms of, and subject to the conditions set forth in, the Merger Agreement, including customary purchase price adjustments, we will pay an aggregate consideration of approximately $2.5 billion in exchange for all of the outstanding equity interests of Divvy, with approximately $625 million payable in cash, subject to adjustment, and the remainder issuable in shares of our common stock, RSUs and/or options to acquire our common stock (Share Consideration). The Share Consideration will be calculated based on a fixed value of $157.2697 per share, which represents the average daily volume-weighted average price per share of our common stock for each of the twenty consecutive trading days ended on and including May 3, 2021.

Upon the consummation of the transactions contemplated by the Merger Agreement, Divvy will become our wholly owned subsidiary. The closing of the merger is subject to customary closing conditions such as (i) the adoption of the Merger Agreement and approval of the merger in accordance with Delaware law and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, among other things.

Impact of COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, it has significantly impacted the health and economic environment around the world. Many public and commercial establishments, including schools, restaurants, and shopping malls, have restricted their operations or closed due to restrictions imposed by the government. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods, and transportation. A negative impact on our customers may cause them to go out of business, request discounts, extension of payment terms, or cancelation of their subscription to our platform. Any of these actions will have a negative impact on our future results of operations, liquidity, and financial condition.

Our business continues to operate despite the disruption of many business operations in the U.S. due to the COVID-19 pandemic. However, we continue to require our employees to work from remote locations because of certain government restrictions due to the COVID-19 pandemic. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S., the timing and efficacy of vaccinations, the impact to our customers, strategic partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Key Factors Affecting Our Performance

Acquiring New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from SMBs, as well as the impact caused by the COVID-19 pandemic. As of March 31, 2021, we had over 115,000 customers across a wide variety of industries and geographies in the U.S.

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

Investing in Sales and Marketing

We will continue to drive awareness and generate demand to acquire new customers and develop new accounting firm and strategic partner relationships; however, we will adjust our sales and marketing spend level as needed in response to changes in the economic environment. We will continue to expand efforts to market our platform directly to businesses through online digital marketing, referral programs, and other programs. Our investment in supporting accounting firms and strategic partners has been significant. We support these accounting firms and strategic partners through education and training initiatives like hosting webinars and developing sell-sheet case studies.

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

Key Business Metrics

We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts, or investors.

				As of March 31,
				2021	2020	% Growth
Number of customers				115,600	91,300	27%

	Three months ended March 31,			Nine months ended March 31,
	2021	2020	% Growth	2021	2020	% Growth
Total Payment Volume (amounts in millions)	$34,971	$24,233	44%	$98,573	$71,047	39%

	Three months ended March 31,			Nine months ended March 31,
	2021	2020	% Growth	2021	2020	% Growth
Transactions processed	7,182,000	6,047,000	19%	20,951,000	18,239,000	15%

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

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more likely they are to process more transactions on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define Total Payment Volume (TPV) as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three and nine months ended March 31, 2021 and 2020.

Transactions Processed

We define transactions processed as the number of customer payment transactions, such as checks, ACH items, wire transfers, and virtual cards, initiated and processed through our platform during a particular period.

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

Sales and Marketing – Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.

We focus our sales and marketing efforts on generating awareness of our company, platform, and products, creating sales leads, and establishing and promoting our brand. We plan to continue investing in sales and marketing efforts by driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events; however, we will adjust our sales and marketing spend level as needed, and it may fluctuate from period to period, in response to changes in the economic environment.

General and administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, risk management, legal and compliance, human resources, and information technology, costs incurred for external professional services, losses from fraud and credit exposure, and allocated overhead costs. We have incurred additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other (expense) income, net – Other (expense) income, net consists primarily of the accretion of debt discount and amortization of debt offering costs in connection with our issuance of the 2025 Notes, interest expense on our bank borrowings, and losses on the revaluation of redeemable convertible preferred stock warrant liabilities, partially offset by interest income on corporate funds invested in money market instruments and highly liquid, investment-grade fixed income marketable securities.

(Benefit from) provision for income taxes – (Benefit from) provision for income taxes consists of the income tax benefit from the issuance of the 2025 Notes and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Revenue
Subscription and transaction fees	$58,622	$36,092	$154,743	$97,604
Interest on funds held for customers	1,116	5,138	5,249	17,886
Total revenue	59,738	41,230	159,992	115,490
Cost of revenue (1)	15,434	10,110	41,513	29,044
Gross profit	44,304	31,120	118,479	86,446
Operating expenses
Research and development (1)	22,286	13,969	60,558	38,476
Sales and marketing (1)	15,190	11,802	42,272	33,560
General and administrative (1)	22,124	15,064	58,897	38,347
Total operating expenses	59,600	40,835	161,727	110,383
Loss from operations	(15,296)	(9,715)	(43,248)	(23,937)
Other (expense) income, net	(11,432)	1,397	(13,943)	2,396
Loss before (benefit from) provision for income taxes	(26,728)	(8,318)	(57,191)	(21,541)
(Benefit from) provision for income taxes	—	1	(333)	52
Net loss	$(26,728)	$(8,319)	$(56,858)	$(21,593)

(1) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Cost of revenue	$728	$422	$1,971	$781
Research and development	3,638	1,466	9,953	3,221
Sales and marketing	1,711	767	5,086	1,643
General and administrative	4,603	2,430	14,253	4,791
Total	$10,680	$5,085	$31,263	$10,436

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Revenue
Subscription and transaction fees	98%	88%	97%	85%
Interest on funds held for customers	2%	12%	3%	15%
Total revenue	100%	100%	100%	100%
Cost of revenue	26%	25%	26%	25%
Gross margin	74%	75%	74%	75%
Operating expenses
Research and development	37%	34%	38%	33%
Sales and marketing	25%	29%	26%	29%
General and administrative	38%	36%	37%	34%
Total operating expenses	100%	99%	101%	96%
Loss from operations	(26)%	(24)%	(27)%	(21)%
Other (expense) income, net	(19)%	4%	(9)%	2%
Loss before (benefit from) provision for income taxes	(45)%	(20)%	(36)%	(19)%
(Benefit from) provision for income taxes	—	—	—	—
Net loss	(45)%	(20)%	(36)%	(19)%

Comparison of the three months ended March 31, 2021 and 2020

Revenue

The components of our revenue during the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Subscription and transaction fees	$58,622	$36,092	$22,530	62%
Interest on funds held for customers	1,116	5,138	(4,022)	(78)%
Total revenue	$59,738	$41,230	$18,508	45%

Subscription and transaction fees increased to $58.6 million during the three months ended March 31, 2021 from $36.1 million during the three months ended March 31, 2020, an increase of $22.5 million or 62%. Subscription fees increased to $29.3 million during the three months ended March 31, 2021 from $22.3 million during the three months ended March 31, 2020, an increase of $7.0 million or 32%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $29.3 million during the three months ended March 31, 2021 from $13.8 million during the three months ended March 31, 2020, an increase of $15.5 million or 112%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. Our total customers increased to over 115,000 as of March 31, 2021 compared to over 91,000 as of March 31, 2020, or an increase of approximately 27%. Our average subscription revenue and transaction fees per customer increased by 4% and 67%, respectively, during the three months ended March 31, 2021, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $1.1 million during the three months ended March 31, 2021 from $5.1 million during the three months ended March 31, 2020, a decrease of $4.0 million or 78%. The decrease was due to the decline in the yield we earned from investing customer funds, partially offset by the increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 0.23% during the three months ended March 31, 2021, a decrease of 127 basis points from the same period in fiscal

2020. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to cut the federal funds rate in March 2020 in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by 116 basis points during the three months ended March 31, 2021 from the same period in fiscal 2020. The average daily balance of customer funds held while payment transactions clear increased to approximately $1.9 billion during the three months ended March 31, 2021 from approximately $1.4 billion during the same period in fiscal 2020, an increase of 41%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $35.0 billion during the three months ended March 31, 2021 from approximately $24.2 billion during the same period in fiscal 2020, an increase of 44%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Cost of revenue	$15,434	$10,110	$5,324	53%
Gross profit	44,304	31,120	13,184	42%
Gross margin	74%	75%

Cost of revenue increased to $15.4 million during the three months ended March 31, 2021 from $10.1 million during the three months ended March 31, 2020, an increase of $5.3 million or 53%. The increase was due primarily to a $2.1 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment as we expanded our data processing capacity, and data hosting services, which were driven by the increase in the number of customers, increase in adoption of new product offerings and increase in volume of transactions. The increase was also due to a $2.1 million increase in personnel-related costs, including stock-based compensation expense and amortization of deferred service costs, and a $1.1 million increase in consulting-related and other costs due to the hiring of additional personnel and outside services who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during the three months ended March 31, 2021 increased by 43% compared to the same period in fiscal 2020.

Gross margin was 74% during the three months ended March 31, 2021, which slightly decreased compared to the 75% gross margin during the three months ended March 31, 2020 due primarily to the decrease in high-margin interest on funds held for customers.

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Research and development expenses	$22,286	$13,969	$8,317	60%
Percentage of revenue	37%	34%

Research and development expenses increased to $22.3 million during the three months ended March 31, 2021 from $14.0 million during the three months ended March 31, 2020, an increase of $8.3 million or 60%. The increase was due primarily to a $6.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $0.8 million increase in costs for engaging consultants and temporary contractors who provided product development services, and a $0.8 million increase in shared overhead and other costs. Our average research and development headcount during the three months ended March 31, 2021 increased by 33% compared to the same period in fiscal 2020.

As a percentage of total revenue, research and development expenses increased to 37% during the three months ended March 31, 2021 from 34% during the three months ended March 31, 2020 due primarily to the increase in stock-based compensation expense relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Sales and marketing expenses	$15,190	$11,802	$3,388	29%
Percentage of revenue	25%	29%

Sales and marketing expenses increased to $15.2 million during the three months ended March 31, 2021 from $11.8 million during the three months ended March 31, 2020, an increase of $3.4 million or 29%. The increase was due primarily to a $2.3 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, and a $0.8 million increase in marketing initiatives and digital advertising spend as we continued to promote our products and services. Our average sales and marketing headcount during the three months ended March 31, 2021 increased by 6% compared to the same period in fiscal 2020.

As a percentage of total revenue, sales and marketing expenses decreased to 25% during the three months ended March 31, 2021 from 29% during the three months ended March 31, 2020 as we adjusted our sales and marketing costs in response to the changing economic environment.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
General and administrative expenses	$22,124	$15,064	$7,060	47%
Percentage of revenue	38%	36%

General and administrative expenses increased to $22.1 million during the three months ended March 31, 2021 from $15.1 million during the three months ended March 31, 2020, an increase of $7.0 million or 47%. The increase was due primarily to a $4.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel. Our average general and administrative headcount during the three months ended March 31, 2021 increased by 21% compared to the same period in fiscal 2020. The increase was also due to a $2.9 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives and a $0.3 million increase in corporate insurance costs (mainly pertaining to costs associated with the insurance policies for our directors and officers), partially offset by a $0.8 million decrease in sales and use tax reserves.

As a percentage of total revenue, general and administrative expenses increased to 38% during the three months ended March 31, 2021 from 36% during the three months ended March 31, 2020 due primarily to the increase in stock-based compensation expense relative to the increase in our revenue.

Other (Expense) Income, Net

Other (expense) income, net during the three months ended March 31, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Other (expense) income, net	$(11,432)	$1,397	$(12,829)	(918)%
Percentage of revenue	(19)%	4%

The $12.8 million change in other (expense) income, net during the three months ended March 31, 2021 compared to the same period in fiscal 2020 was due primarily to an $11.9 million increase in interest expense related to the amortization of debt discount and issuance costs of our 2025 Notes and a $0.9 million decrease in interest income due to the decrease in interest rates.

Benefit from Income Taxes

Benefit from income taxes during the three months ended March 31, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Benefit from income taxes	$—	$1	$(1)	(100)%

Comparison of the nine months ended March 31, 2021 and 2020

Revenue

The components of our revenue during the nine months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
Subscription and transaction fees	$154,743	$97,604	$57,139	59%
Interest on funds held for customers	5,249	17,886	(12,637)	(71)%
Total revenue	$159,992	$115,490	$44,502	39%

Subscription and transaction fees increased to $154.7 million during the nine months ended March 31, 2021 from $97.6 million during the nine months ended March 31, 2020, an increase of $57.1 million or 59%. Subscription fees increased to $80.4 million during the nine months ended March 31, 2021 from $60.2 million during the nine months ended March 31, 2020, an increase of $20.2 million or 34%, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased to $74.3 million during the nine months ended March 31, 2021 from $37.4 million during the nine months ended March 31, 2020, an increase of $36.9 million or 99%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. Our total customers increased to over 115,000 as of March 31, 2021 compared to over 91,000 as of March 31, 2020, or an increase of approximately 27%. Our average subscription revenue and transaction fees per customer increased by 5% and 56%, respectively, during the nine months ended March 31, 2021, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $5.2 million during the nine months ended March 31, 2021 from $17.9 million during the nine months ended March 31, 2020, a decrease of $12.7 million or 71%. The decrease was due to a decline in the yield we earned from investing customer funds, partially offset by an increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 0.39% during the nine months ended March 31, 2021, a decrease of 137 basis points from the same period in fiscal 2020. The decrease in yield was due primarily to the U.S. Federal Reserve’s action to cut the federal funds rate in March 2020 in response to the COVID-19 pandemic. The average daily effective federal funds rate decreased by 161 basis points during the nine months ended March 31, 2021 from the same period in fiscal 2020. The average daily balance of customer funds held while payment transactions clear increased to approximately $1.8 billion during the nine months ended March 31, 2021 from approximately $1.3 billion during the same period in fiscal 2020, an increase of 34%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $98.6 billion during the nine months ended March 31, 2021 from approximately $71.0 billion during the same period in fiscal 2020, an increase of 39%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
Cost of revenue	$41,513	$29,044	$12,469	43%
Gross profit	118,479	86,446	32,033	37%
Gross margin	74%	75%

Cost of revenue increased to $41.5 million during the nine months ended March 31, 2021 from $29.0 million during the nine months ended March 31, 2020, an increase of $12.5 million or 43%. The increase was due primarily to a $5.9 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment as we expanded our data processing capacity, and data hosting services, which were driven by increases in the number of customers, adoption of new product offerings, and volume of transactions. The increase was also due to a $4.5 million increase in personnel-related costs, including stock-based compensation expense and amortization of deferred service costs, a $1.1 million increase in consulting-related costs due to the hiring of additional personnel and outside services who were directly engaged in providing implementation and support services to our customers, and a $0.9 million increase in shared overhead and other costs. Our average headcount of such personnel during the nine months ended March 31, 2021 increased by 27% compared to the same period in fiscal 2020.

Gross margin was 74% during the nine months ended March 31, 2021, which decreased slightly compared to the 75% gross margin during the nine months ended March 31, 2020 due primarily to a decrease in high-margin interest on funds held for customers.

Research and Development Expenses

Research and development expenses during the nine months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
Research and development expenses	$60,558	$38,476	$22,082	57%
Percentage of revenue	38%	33%

Research and development expenses increased to $60.6 million during the nine months ended March 31, 2021 from $38.5 million during the nine months ended March 31, 2020, an increase of $22.1 million or 57%. The increase was due primarily to a $16.2 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings, a $3.1 million increase in costs for engaging consultants and temporary contractors who provided product development services, and a

$2.3 million increase in shared overhead and other costs. Our average research and development headcount during the nine months ended March 31, 2021 increased by 24% compared to the same period in fiscal 2020.

As a percentage of total revenue, research and development expenses increased to 38% during the nine months ended March 31, 2021 from 33% during the nine months ended March 31, 2020, due primarily to the increase in stock-based compensation expense relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during the nine months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
Sales and marketing expenses	$42,272	$33,560	$8,712	26%
Percentage of revenue	26%	29%

Sales and marketing expenses increased to $42.3 million during the nine months ended March 31, 2021 from $33.6 million during the nine months ended March 31, 2020, an increase of $8.7 million or 26%. The increase was due primarily to a $6.4 million increase in personnel-related costs (net of increase in capitalized sales commissions of $0.8 million), including stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services, a $1.5 million increase in marketing initiatives and digital advertising spend as we continued to promote our products and services, and a $0.8 million increase in shared overhead and other costs. Our average sales and marketing headcount during the nine months ended March 31, 2021 increased by 8% compared to the same period in fiscal 2020.

As a percentage of total revenue, sales and marketing expenses decreased to 26% during the nine months ended March 31, 2021 from 29% during the nine months ended March 31, 2020 as we adjusted our sales and marketing costs in response to the changing economic environment.

General and Administrative Expenses

General and administrative expenses during the nine months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
General and administrative expenses	$58,897	$38,347	$20,550	54%
Percentage of revenue	37%	34%

General and administrative expenses increased to $58.9 million during the nine months ended March 31, 2021 from $38.3 million during the nine months ended March 31, 2020, an increase of $20.6 million or 54%. The increase was due primarily to a $14.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel, and a $1.2 million increase in shared overhead and other costs. Our average general and administrative headcount during the nine months ended March 31, 2021 increased by 18% compared to the same period in fiscal 2020. The increase was also due to a $5.1 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives and a $2.2 million increase in corporate insurance costs (mainly pertaining to costs associated with insurance policies for our directors and officers), partially offset by a $2.5 million decrease in sales and use tax reserves.

As a percentage of total revenue, general and administrative expenses increased to 37% during the nine months ended March 31, 2021 from 34% during the nine months ended March 31, 2020, due primarily to the increase in stock-based compensation expense relative to the increase in our revenue.

Other (Expense) Income, Net

Other (expense) income, net during the nine months ended March 31, 2021 and 2020 was as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
Other (expense) income, net	$(13,943)	$2,396	$(16,339)	(682)%
Percentage of revenue	(9)%	2%

The $16.3 million change in other (expense) income, net during the nine months ended March 31, 2021 compared to the same period in fiscal 2020 was due primarily to a $15.6 million increase in interest expense related to the amortization of debt discount and issuance costs of our 2025 Notes and a $1.4 million decrease in interest income due to the decrease in interest rates, offset by a $0.7 million loss on revaluation of redeemable convertible preferred stock warrant liabilities that was reported during the nine months ended March 31, 2020 but none during the nine months ended March 31, 2021.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes during the nine months ended March 31, 2021 and 2020 was as follows (amounts in thousands):

	Nine months ended
	March 31,		Change
	2021	2020	Amount	%
(Benefit from) provision for income taxes	$(333)	$52	$(385)	(740)%

The benefit from income taxes during the nine months ended March 31, 2021 pertained to a partial reversal of net deferred income tax liability that was established in connection with our issuance of the 2025 Notes. The provision for income taxes during the nine months ended March 31, 2020 pertained to state income taxes.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly -titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to assist investors in seeing our financial performance using a management view. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense, depreciation and amortization expense, and payroll taxes related to stock-based compensation expense. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors’ consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Total revenue	$59,738	$41,230	$159,992	$115,490
Gross profit	44,304	31,120	118,479	86,446
Add:
Stock-based compensation expense	728	422	1,971	781
Payroll taxes related to stock-based compensation expense	119	—	263	—
Depreciation and amortization expense	800	514	1,868	1,575
Non-GAAP gross profit	$45,951	$32,056	$122,581	$88,802
Gross margin	74.2%	75.5%	74.1%	74.9%
Non-GAAP gross margin	76.9%	77.7%	76.6%	76.9%

Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities, reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. One limitation of free cash flow is that it does not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash used in operating activities for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Net cash used in operating activities	$(1,580)	$822	$(13,163)	$(3,327)
Purchases of property and equipment	(3,426)	(2,764)	(17,062)	(5,736)
Capitalization of internal-use software costs	(378)	(149)	(1,038)	(489)
Free cash flow	$(5,384)	$(2,091)	$(31,263)	$(9,552)

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents of $1.2 billion, our available-for-sale short-term investments of $512.5 million, and funds available under our Senior Facilities Agreement (as defined and described below). Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, asset-backed securities, and U.S. treasury securities with original maturities of more than three months. Our Senior Facilities Agreement, which expires on June 28, 2022, allows us to borrow up to $50.0 million. Available funds under our Senior Facilities Agreement, after deducting our letter of credit utilization totaling $6.9 million, was $43.1 million as of March 31, 2021.

We believe that our cash, cash equivalents, available-for sale short-term investments, and funds available under our Senior Facilities Agreement will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

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

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine months ended March 31,
	2021	2020 (1)
Net cash provided by (used in):
Operating activities	$(13,163)	$(3,327)
Investing activities	(563,192)	(221,872)
Financing activities	1,356,043	253,829
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$779,688	$28,630

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

Net cash used in operating activities increased to $13.2 million during the nine months ended March 31, 2021 from $3.3 million during the nine months ended March 31, 2020, due primarily to the increase in cash paid for our cost of services and operating expenses, primarily employee salary and related costs due to the increase in headcount and administrative costs; offset by the increase in cash received from subscription and transaction fees revenue.

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

Net cash used in investing activities increased to $563.2 million during the nine months ended March 31, 2021 from $221.9 million during the nine months ended March 31, 2020 due primarily to the increase in purchases of corporate and customer fund short-term investments and the increased purchases of property and equipment, partially offset by the increase in proceeds from the maturities and sales of corporate and customer fund available-for-sale investments.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of proceeds from the issuance of the 2025 Notes, issuance of common stock upon the completion of our initial public offering (IPO), issuance of common stock upon the exercises of stock options, and purchases of common stock under our employee stock purchase plan (ESPP). Cash used in our financing activities consists primarily of payments of costs related to the issuance of debt and common stock, and payments for the purchase of the Capped Calls (as defined and described below). Additionally, changes in customer fund deposits liability could either increase or decrease our net cash from financing activities.

Net cash provided by financing activities increased to $1.4 billion during the nine months ended March 31, 2021 from $253.8 million during the nine months ended March 31, 2020 due primarily to the proceeds from the issuance of the 2025 Notes, the increase in proceeds from the issuance of common stock in connection with the exercise of stock options, and purchases of common stock under our ESPP, and the increase in customer funds liability, partially offset by the purchase of the Capped Calls in connection with the issuance of the 2025 Notes. During the nine months ended March 31, 2020, our cash from financing activities included the proceeds from the issuance of common stock upon the completion of our IPO, net of underwriting discounts and other offering costs.

2025 Notes

As of March 31, 2021, we had outstanding 2025 Notes with aggregate principal amount of $1.15 billion. The 2025 Notes are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes have an initial conversion rate of 6.2159 shares of common stock per $1,000 principal, subject to customary adjustments for certain corporate events. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.

In conjunction with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties (Capped Calls). The Capped Calls each have an initial strike price of approximately $160.88 per share, subject to certain adjustments. The Capped Calls have an initial cap price of $218.14 per share, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than the strike price of $160.88 per share. The purpose of the Capped Calls is to reduce the potential dilution of our common stock upon any conversion of the 2025 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

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

The Senior Facilities Agreement requires us to comply with certain restrictive covenants. As of March 31, 2021, we were in compliance with the loan covenants.

Available funds under our Senior Facilities Agreement, after deducting letter of credit utilization totaling $6.9 million, was $43.1 million as of March 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

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

Except for the accounting estimates used to measure our 2025 Notes as described below, there have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments.  However, the liquidity risk is minimized by collecting the customer’s funds in advance of the payment obligation and by maintaining significant investments in bank deposits and constant-value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income marketable securities.  We also maintain other sources of liquidity, including our corporate cash balances and our Senior Facilities Agreement.

Interest Rate and Credit Risk

We are exposed to interest-rate risk relating to our investments of corporate cash and funds of our customers that we process through our bank accounts. Our corporate investment portfolio consists principally of interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper and other corporate notes, asset-backed securities, and U.S. Treasury securities. Funds that we hold for customers are held in non-interest and interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper and other corporate notes, and U.S. Treasury securities. We recognize interest earned from funds held for customers as revenue. We do not pay interest to customers.

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.17% and 0.31% during the three and nine months ended March 31, 2021, respectively, from 1.51% and 1.75% during the same periods in fiscal 2020 due primarily to the changes in the short-term interest rate environment, including the U.S. Federal Reserve’s lowering of the federal funds rate in March 2020 in response to the COVID-19 pandemic, as the average daily effective federal funds rate decreased by 116 basis points and 161 basis points during the corresponding periods, respectively.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $4.3 million and $9.6 million during the three and nine months ended March 31, 2021, respectively, on average corporate investment balances of approximately $1.7 billion and $1.3 billion, respectively. A change in the interest rate of 100 basis points would have changed our interest on funds held for customers by approximately $4.8 million and $13.5 million during the three and nine months ended March 31, 2021, respectively, on average funds held for customers of $1.9 billion and $1.8 billion, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to future bank borrowings. As of March 31, 2021, our available funds under our Senior Facilities Agreement provides for a revolving credit facility of up to $43.1 million, after deducting letter of credit utilization totaling $6.9 million. Because the interest rate on the borrowing is indexed to a floating rate, our interest cost may increase if market interest rates rise.

We are exposed to credit risk in connection with our investments in securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities as rated by Moody’s, Standard & Poor’s, or Fitch, by investing only in securities that mature in the near-term, and by limiting concentration in securities other than U.S. Treasuries. Investment in securities of issuers with short-term credit ratings must be rated A-2/P-2/F2 or higher. Investment in securities of issuers with long-term credit ratings must be rated A- or A3, or higher. Investment in asset-backed securities and money market funds must be rated AAA or equivalent. Investment in repurchase agreements will be at least 100 percent collateralized with securities issued by the U.S. government or its agencies. Securities in our corporate portfolio may not mature beyond two years from purchase, and securities held in our customer fund accounts may not mature beyond 13 months from purchase. No more than 5% of invested funds, either corporate or customer, may be held in the issues of a single corporation.

We are also exposed to credit risk related to the timing of payments made from customer funds collected. We typically remit customer funds to our customers’ suppliers in advance of having good or confirmed funds collected from our customers and if a customer disputes a transaction after we remit funds on their behalf, then we could suffer a credit loss.  Furthermore, our customers generally have three days to dispute transactions, and if we remit funds in advance of receiving confirmation that no dispute was initiated by our customer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk relating to our cross-border payment service, which allows customers to pay their international suppliers in foreign currencies. When customers make a cross-border payment, customers fund those payments in U.S. dollars based upon an exchange rate that is quoted on the initiation date of the transaction. Subsequently, when we convert and remit those funds to our customers’ suppliers through our global payment partners, the exchange rate may differ, due to foreign exchange fluctuation, from the exchange rate that was initially quoted. Our transaction fees to our customers are not adjusted for changes in foreign exchange rates between the initiation date of the transaction and the date the funds are converted. If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected;
•	If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected;
•	Our business depends, in part, on our relationships with accounting firms;
•	Our business depends, in part, on our strategic partnerships with financial institutions;
•	Our business depends, in part, on our relationship with Intuit;

•	The pending acquisition of Divvy presents many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Merger Agreement;
•	The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed;
•	Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business;
•

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition;

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

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $26.7 million and $8.3 million during the three months ended March 31, 2021 and 2020, respectively, and $56.9 million and $21.6 million during the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $205.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $59.7 million and $41.2 million, and our TPV was $35.0 billion and $24.2 billion, during the three months ended March 31, 2021 and 2020, respectively. Our revenue was $160.0 million and $115.5 million, and our TPV was $98.6 billion and $71.0 billion, during the nine months ended March 31, 2021 and 2020, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic.

Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic. In response to the COVID-19 pandemic, governments, companies and other authorities have implemented restrictions or policies, such as travel restrictions, quarantines, shelter-in-place or stay-at-home orders, school closures, mandatory shut-downs, social-distancing and other operating requirements applicable to business establishments. These restrictions have forced many businesses in the United States and other jurisdictions, including certain of our strategic partners, vendors, accounting firm partners and customers, to reduce or suspend their operations, lay-off employees, and in some cases shut down operations. In certain cases, this has led us to take mitigating actions to ensure business continuity; for example, we added a second source for several vendor services necessary to enable our business in light of risks to our vendors’ business resulting from the pandemic.  Many of these measures continue to remain in place, and may continue to remain in place for a significant period of time. For so long as the COVID-19 pandemic persists and containment measures and related restrictions remain in place, these conditions will continue to have negative implications on business and consumer spending, the supply chain, production of goods and transportation, global capital markets and the global economy, and could result in a prolonged economic downturn. To the extent the pandemic continues to adversely impact the operations and business of our customers, it may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition.

The COVID-19 pandemic has caused us to impose restrictions on certain of our business practices (including employee travel and cancellation of physical participation in meetings, events, and conferences). In addition, almost all of our employees are currently working remotely. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact our productivity, our ability to meet customer demand and our revenue and profit margins. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Moreover, due to the emergency interventions of the U.S. Federal Reserve to stabilize the U.S. economy, interest rates have fallen sharply, which has adversely impacted our revenue from interest earned on funds held from customers and, to the extent interest rates remain at historical lows, we will continue to experience this adverse impact  in the future.

The extent to which the pandemic continues to impact our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the success of measures to contain the virus and treat its impact, the timing and efficacy of vaccinations, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of any resulting economic downturns, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

During the three and nine months ended March 31, 2021, over 115,000 customers processed approximately $35.0 billion and $98.6 billion, respectively, in TPV on our platform. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

We invest funds that we hold in trust for our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility. In the event of a global financial crisis, such as that experienced in 2008 and such as that which may result from the COVID-19 or other pandemics, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

During the three months ended March 31, 2021 and 2020, we generated $1.1 million and $5.1 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 2% and 12% of our total revenue for such periods, respectively. During the nine months ended March 31, 2021 and 2020, we generated $5.2 million and $17.9 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 3% and 15% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

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

Our relationships with our nearly 5,000 accounting firm partners account for approximately 50% of our total customers and 45% of our total revenue as of and during the three months ended March 31, 2021. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

Our business depends, in part, on our strategic partnerships with financial institutions.

To grow our business, we enter into relationships with our financial institution partners and partner with other banks and financial institutions. Sales to new strategic partner enterprises involve risks that may not be present or that are present to a lesser extent with sales to SMB organizations. With strategic partners, the decision to subscribe to our platform and then make our services available to their customers frequently requires the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization. Purchases by strategic partners are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, including considerable efforts to negotiate and document relationships with them. Even after we have successfully entered into agreements with our strategic partners, the deployment of our platform and its availability to our strategic partners’ customers may be subject to significant delays as a result of changes in the strategic partners’ business or to our strategic partners’ internal resource allocations or other priorities. We integrate our platform with our financial institution partners’ own websites and apps, which requires significant time and resources to design and deploy. Significant delays in the deployment of our platform to our strategic partners’ customers could cause us to incur significant expenditures for platform integration without generating corresponding revenue in the same period or at all, and could adversely impact our results of operations. If we are unable to increase sales of our platform to strategic partners or manage the costs associated with integrating with their systems, or the availability of our services to the strategic partners’ customers are delayed, our business, financial position, and operating results may be adversely affected.

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

In addition to our relationship with financial institutions, we rely on our strategic relationship with Intuit Inc., a leading provider of financial, accounting, and tax preparation software, to further expand our business. Our platform is integrated into Intuit’s QuickBooks product, which millions of SMBs rely on for accounting services. Achieving this integration required extensive coordination and commitment of time and resources, and has led to thousands of additional customers for us. Our agreement with Intuit will terminate on June 26, 2023, unless earlier terminated in accordance with the agreement. The agreement enables us to continue supporting our platform within QuickBooks. In addition, we will be able to jointly market and promote our standalone offering, which includes advanced payment and workflow automation capabilities, to customers of Intuit’s QuickBooks Online Advanced product. If we are unable to increase adoption of our platform by Intuit’s customers, however, our growth prospects may be adversely affected. Additionally, if Intuit reconfigures its platform in a manner that no longer supports our integration with QuickBooks, we would lose customers and our business would be adversely affected. Intuit has integrated another third-party bill pay solution into its QuickBooks product.  Further, Intuit may seek to develop a solution of its own, acquire a solution to compete with ours, or decide to partner with other competing applications, any of which its SMB customers may select over ours, thereby harming our growth prospects and reputation and adversely affecting our results of operations.

The pending acquisition of Divvy presents many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Merger Agreement.

Risks we may face in connection with the pending acquisition and subsequent integration of Divvy include:

•

the closing of the acquisition could be delayed or not consummated, including in the event that the closing conditions are not satisfied or waived, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, fails to occur, or we or Divvy terminate the Merger Agreement;

•	we may not realize the benefits we expect to receive from the transaction;
•	we may have difficulties managing Divvy’s products and business relationships or retaining key personnel from Divvy;
•

the acquisition may not further our business strategy as we expected and there could be unanticipated adverse impacts on Divvy’s business, or we may otherwise not realize our expected return on investment, which could adversely affect our business or operating results;

•

our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to Divvy’s business including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of Divvy that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting or tax treatment as a result of Divvy’s practices; and (iv) intellectual property claims or disputes;

•

the Merger Agreement provides for limited post-closing indemnification protection related to pre-closing Divvy operations and, therefore, we may incur unforeseen costs as a result of Divvy’s pre-closing activities, over which we have limited control;

•

we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring Divvy, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results;

•

Divvy’s existing information security systems and infrastructure may require additional investments of time and resources in order to scale and, as necessary, to integrate into our platform or to be developed to appropriate standards; and

•

Divvy has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Divvy’s financial and disclosure controls and procedures.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for financial back-office solutions is fragmented, competitive, and constantly evolving. Our competitors range from large entities that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market, including through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers or strategic partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.

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

To deliver a comprehensive solution, our platform integrates with popular accounting software providers, including Intuit QuickBooks, Oracle NetSuite, Sage Intacct, and Microsoft Dynamics 365, through application program interfaces (APIs) made available by these software providers. We automatically synchronize customers, suppliers, clients, invoices, and payment transactions between our platform and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash flow through an integrated solution for accounts payable, accounts receivable, and payments.

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

Similarly, we have agreements with Cambridge Mercantile Corp. and Citibank Worldlink, under which these firms provide us with cross-border wire transfer capabilities. These arrangements have enabled us to offer our cross-border payments service, which we view as a significant growth opportunity for our business. Finally, we have an agreement with Comdata Inc., under which Comdata acts as our program manager and card issuer processor for our virtual card program.

If any of our banking agreements related to ACH transactions or checks, or our agreements with Cambridge, Citibank Worldlink, or Comdata, are terminated, we may experience business interruptions and delays, and be forced to incur additional expenses, potentially interfering with our existing customer relationships or making us less attractive to potential new customers.

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

Our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.

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

Our subsidiary, Bill.com, LLC, has obtained licenses or made registrations, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., in the District of Columbia, the Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations and we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. Regulators and third-party auditors have also identified gaps in our anti-money laundering program. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, our strategic partnerships, our culture, our relationships with accounting firms, and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable now that we are a public company. The loss of our founder, or one or more of our senior management, or other key employees, including due to illness resulting from COVID-19, could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. However, we have no experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results.

In addition, the technology and information security systems and infrastructure of businesses we acquire may be underdeveloped or subject to vulnerabilities, subjecting us to additional liabilities. We could incur significant costs related to the implementation of enhancements to information security systems and infrastructure of acquired businesses and related to the remediation of any related security breaches. If security, data protection and information security measures in place at businesses we acquire are inadequate or breached, or are subject to cybersecurity attacks, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged and we could be subject to regulatory scrutiny, investigations, proceedings, and penalties.

Given the complexity of our platform and the deep and seamless integration that we offer to our accounting firm customers and strategic partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. Some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, compliance and risk management personnel, and other key employees in our industry and location is intense and increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain, or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

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

Our customers, their suppliers, and other users store personal and business information, financial information, and other sensitive information on our platform. In addition, we receive, store, and process personal and business information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (FTC), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

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

A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently serve customers outside the U.S., starting in 2018 we introduced cross-border payments through our relationship with Cambridge Mercantile (Cambridge), and now offer our U.S.-based customers the ability to disburse funds to over 130 countries with both Cambridge and Citibank Worldlink. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.

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

A component of our growth strategy involves our virtual card payments product. Through our relationship with Comdata, we offer all of our customers the ability to pay their vendors with a virtual credit card. We are continuing to develop strategies to convert both check and ACH vendor payments to virtual card payments. However, there is no guarantee that such efforts will be successful. Our virtual card payments product involves a variety of risks, including:

•	interchange income fluctuations due to the variability of card acceptance practices at supplier locations, and the resulting effect on our revenue;
•	changes in card network interchange rates or rules which could dissuade new and existing card-accepting suppliers from continuing to accept card payments;
•	declines in the number of active card-accepting suppliers due to concerns about cost or operational complexity;
•	a competitive environment, which may compel us to rebate part of our interchange income to our accounts payable customers; thus, reducing our net share in revenue from this offering;
•	operational processing delays at the supplier’s location which could result in delays in accounts receivable application and/or cause our customers to incur late payment fees; and
•	unexpected changes in card acceptance or card issuing rules may impact our ability to offer this payment product.

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

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

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

We have funded our operations since inception primarily through equity and debt financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic and related governmental actions, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act changes certain provisions of the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which was enacted on December 22, 2017. The CARES Act did not have a material impact on our financial statements due to our historical losses and valuation allowance positions. Any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. Furthermore, for fiscal 2018, we identified material weaknesses in our internal control over financial reporting relating to our financial statement close process and reconciliation of funds held for customers. While no material weaknesses were identified in fiscal 2019 and 2020, there can be no assurance that we will not experience additional material weaknesses in the future.

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

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm has not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 to-date as we have been an emerging growth company. We will no longer qualify as an emerging growth company as of June 30, 2021 and therefore our independent registered public accounting firm will be required to provide this attestation beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2021, which will require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are currently performing our evaluation and all other necessary steps to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Senior Facilities Agreement, could result in an event of default under the Senior Facilities Agreement, which would give our lenders the right to terminate their commitments to provide additional loans under the Senior Facilities Agreement and to declare all borrowings outstanding (if any), together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets as collateral. Failure to comply with the covenants or other restrictions in the Senior Facilities Agreement could result in a default. If the debt under our Senior Facilities Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

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

As of March 31, 2021, we had $1.15 billion aggregate principal amount of the 2025 Notes outstanding due on December 1, 2025 as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Holders of the 2025 Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.

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

Prior to the close of business on the business day immediately preceding September 1, 2025, the holders of the 2025 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Condition”). In the event the Conversion Condition is triggered, holders of the 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Calls may affect the value of our 2025 Notes and our common stock.

In connection with the sale of the 2025 Notes, we entered into privately negotiated Capped Call transactions (Capped Calls) with certain financial institutions (option counterparties). The Capped Call transactions are expected generally to reduce the potential dilution upon conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes (and are likely to do so following any conversion, repurchase, or redemption of the 2025 Notes, to the extent we exercise the relevant election under the Capped Calls). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2025 Notes, which could affect note holders’ ability to convert the 2025 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2025 Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the 2025 Notes.

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

We are subject to counterparty risk with respect to the Capped Calls.

The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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

As of March 31, 2021, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 44.0% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 83,089,886 shares of our common stock outstanding as of March 31, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, there were 7,071,718 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of March 31, 2021. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on a registration statement on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

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

May 7, 2021	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 7, 2021	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)