Form 10-K
period 2021-06-30
Bill.com Holdings, Inc.
filed 2021-08-30
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number:  001-39149

BILL.COM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2661725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6220 America Center Drive, Suite 100, San Jose, CA	95022
(Address of principal executive offices)	(Zip Code)

(650) 621-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BILL	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2020, was approximately $10.7 billion.

The number of shares of Registrant’s Common Stock outstanding as of August 23, 2021 was 94,782,906.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL.COM HOLDINGS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2021, 2020 and 2019 are referred to herein as fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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

•	the COVID-19 pandemic, and its impact on our employees, customers, strategic partners, vendors, results of operations, liquidity, and financial condition;
•	our business plan and our ability to effectively manage our growth;
•	our market opportunity, including our total addressable market;
•	our international expansion plans and ability to expand internationally;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	beliefs and objectives for future operations;
•	our ability to further attract, retain, and expand our customer base;
•	our ability to develop new products and services and bring them to market in a timely manner;
•	the effects of seasonal trends on our results of operations;
•	our expectations concerning relationships with third parties, including strategic partners;
•	our ability to maintain, protect, and enhance our intellectual property;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to successfully integrate and realize the strategic and financial goals that were contemplated upon the acquisition of DivvyPay, Inc.;
•	our ability to consummate the acquisition of Invoice2go, Inc., as well as to successfully integrate it and realize our related strategic and financial goals;
•	future acquisitions or investments in complementary companies, products, services, or technologies;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•	economic and industry trends, projected growth, or trend analysis;
•	our ability to attract and retain qualified employees;
•	the increased expenses associated with being a public company; and
•	the future market prices of our common stock.

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

We are champions of small and midsize businesses (SMBs). As a leading provider of cloud-based software that simplifies, digitizes, and automates complex back-office financial operations for SMBs, we create efficiencies and free our customers to run their businesses. Our vision is to become the leading one-stop solution that helps millions of businesses around the world manage their financial operations.

Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, make and receive payments, sync with their accounting system, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers and payment processors, enabling our customers to access these mission-critical services quickly and easily. We are central to an SMB’s accounts payable and accounts receivable operations.

On June 1, 2021, we completed our acquisition of DivvyPay, Inc. (Divvy), a leading provider of cloud-based spend management application and smart corporate cards to SMBs in the United States (U.S.), for an aggregate purchase price of $2.3 billion.  Divvy became our wholly owned subsidiary as a result of the acquisition of 100% of its outstanding equity interests. As of June 30, 2021, Divvy had approximately 9,900 active spending businesses using its free cloud-based spend management application that were not Bill.com existing customers.

Divvy’s cloud-based software solution provides a secure financial platform for businesses to manage payments and subscriptions, build strategic budgets, and eliminate the need for expense reports. With Divvy, employers can give employees direct access to funds, effectively eliminating expense reports and retroactive reimbursement. After signing up, the business owner and their designated employees receive physical Divvy credit cards. Divvy spending businesses can create online (virtual) cards, set spending and budget controls, and control card activity in Divvy. The card activity instantly integrates with the Divvy platform.

As of June 30, 2021, over 121,000 customers trusted our platform to manage their financial workflows and process their payments and spend, which totaled $140.3 billion in Total Payment Volume (TPV) during fiscal 2021. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. As of June 30, 2021, we had approximately 3.2 million network members. We define network members as our customers plus their suppliers and clients, who pay and receive funds electronically via our platform.

On July 19, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement) with Invoice2go, Inc. (Invoice2go), a Delaware corporation that provides mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Pursuant to the terms of, and subject to the conditions set forth in, the Merger Agreement, we will pay an aggregate consideration of approximately $625.0 million in cash and shares of our common stock in exchange for all of the outstanding equity interests of Invoice2go. The closing of the merger is subject to customary closing conditions including (i) the approval of the Merger Agreement by Invoice2go stockholders in accordance with Delaware law and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

Our Solution

Our cloud-based, intelligent platform automates the SMB back office and enables our customers to pay their suppliers and collect payments from their clients, in effect acting as a system of control for their accounts payable and accounts receivable activities. As a result, our platform frees our customers from cumbersome legacy financial processes and provides the following key benefits:

•

Automated and Efficient.  Our AI-enabled platform helps our customers pay their bills efficiently and get paid faster. We provide tools such as our Intelligent Virtual Assistant (IVA) that streamlines the transaction lifecycle by automating data capture and entry, routing bills for approval, and detecting duplicate invoices.

•

Integrated and Accurate.  We provide an end-to-end platform that connects our customers to their suppliers and clients. Our platform integrates with accounting software, banks, card issuers, and payment processors, enabling our customers to access all of these mission-critical partners easily. Because we provide a comprehensive view, customers can more easily find inconsistencies and inaccuracies, and fix them quickly.

•

Digital and Secure.  We enable secure connections and storage of sensitive supplier and client information and documents, such as invoices and contracts, and make them accessible to authorized users through our cloud-based application, on any device, from anywhere.

•	Visible and Transparent. With our platform, customers can easily view their transaction workflows, enabling them to gain deeper insight into their financial operations and manage their cash flows.

What Sets Us Apart

•

Purpose-Built for SMBs.  Our easy-to-use platform provides SMBs with core functionality and value-added services generally reserved for larger companies. Through our cloud-based desktop and mobile applications, SMBs can connect and do business from anywhere, at any time.

•

Diverse Distribution Channels.  We leverage both direct and indirect channels—accounting firms, financial institution partners, and accounting software integrations—to efficiently reach our target market.

•

Large and Growing Network of Connected Businesses.    As accounts receivable customers issue invoices and accounts payable customers pay bills with Bill.com, they connect to their clients and suppliers, driving a powerful network effect. This aids our customer acquisition efforts by increasing the number of businesses connected to our platform, which then become prospects.

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

•	Experienced Management Team and Vibrant Culture. Our management team and employees have deep experience with SMBs, software-as-a-service companies, and financial institutions.

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

Accounts Payable Automation

Our accounts payable automation service streamlines the entire legacy payables process, from the receipt of a bill, through the approvals workflow, to the payment, and synchronization with the accounting system. Here are some highlights of our service:

•	Visibility at a Glance – Through our platform, our customers gain a comprehensive view of their cash in-flows and outflows as well as bills coming due.
•

Document Management – When a customer enrolls in our service, Bill.com automatically assigns a dedicated email address to the customer to provide to its suppliers. Suppliers use that email address to send invoices to the customer’s dedicated Bill.com inbox directly. Alternatively, for invoices that are mailed directly to our customers’ offices, we offer the ability for scanned invoices to be uploaded directly through our application or by fax. Once uploaded, we store the bills securely, linking them to the associated supplier. With a single click, customers can use our powerful keyword search feature to scan thousands of documents quickly and resolve an open payables question. Our document management capabilities assist our SMBs in making payment decisions, answering supplier questions and providing supporting documentation to accountants and auditors. We also securely store contracts, forms, and other critical information that customers need.

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

•

Spend Management – With our acquisition of Divvy, we have added new capabilities.  Divvy software gives companies the ability to build strategic budgets, improving control and real-time visibility into company spending. By using Divvy credit and debit cards, spending businesses manage payments and eliminate the need for expense reports. Integrating real-time tracking for every business transaction, Divvy provides organizations with instant insight into their spend for complete control.

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
•

Card Payments – Through a third party, we offer accounts receivable customers the convenience of accepting credit and debit card payments. In addition, we have integrations with Mastercard, Incorporated (“Mastercard”) and Comdata, Inc. (“Comdata”) to enable our accounts payable customers to make virtual card payments. Virtual cards enable faster payments to suppliers along with the data needed to easily match incoming payments with open receivables. With our acquisition of Divvy, we have added physical card issuance to our capabilities. Through card issuing partners, Marqeta, Inc. (Marqeta) and WEX Bank, Divvy provides both physical and virtual Mastercard and Visa cards to companies that enroll in its business spend management program.

•

Real-time Payments (RTP) – Through The Clearing House’s RTP® network, a real-time payments platform, we disburse funds rapidly to meet urgent customer funding needs. We also facilitate near real-time payments to customers’ debit cards using Visa Direct and MasterCard Send via a service offered in partnership with Stripe.

•

Checks – We issue payment via check if our customer prefers or is contractually obligated to pay via this method. By design, we protect our SMB customers against check fraud by never disclosing their bank account details to a supplier and by reviewing every check presented against a check issue file to detect and prevent tampering and check fraud.

•

Cross-Border Payments – We simplify cross-border disbursements by facilitating electronic funds transfers around the world with our International Payments service. Payments can be issued in either U.S. or foreign currency, and our platform synchronizes with customers’ accounting software for a consolidated view of domestic and international outflows. We offer our U.S.-based customers the ability to disburse funds to over 130 countries worldwide through Citibank’s WorldLink and Cambridge Global Payments (“Cambridge”).

In addition, our platform offers these value-added services:

•

Two-Way Sync with Leading Accounting Systems – Our platform automatically synchronizes customers, suppliers, general ledger accounts, and transactions with an SMB’s accounting system to automate reconciliation. We are integrated with several of the most popular business accounting software applications, including QuickBooks, Oracle NetSuite, Sage Intacct, Microsoft Dynamics Business Central, and Microsoft Dynamics Great Plains. Our two-way synchronization capabilities virtually eliminate double data-entry, as our platform and the customer’s accounting software are continuously keeping each other updated. Customers who use other types of systems use our advanced file import/export capabilities to minimize data entry activities.

•

Purchase Order (PO) Matching – We sync POs directly from accounting software systems, including Oracle NetSuite, Sage Intacct, and Microsoft Dynamics Great Plains into our platform. Users can compare POs and invoices on one screen, then route bills for approval and payment seamlessly in the same workflow. This eliminates the need to switch between systems for two-way matching and reduces the back-and-forth communication between PO creators and AP managers.

•

Frequent Status Updates – We provide timely status updates of financial inflows and outflows by providing timely status of all transactions on a regular basis. Through our workflow progress bars on each page, our customers can see who has approved an invoice and what approvals remain, the status of each payment, and the date transactions are expected to clear.

•	Treasury Services – Our platform integrates advanced treasury services functionality from commercial banks, tools that are normally either not offered to or are too costly for SMBs. Examples include:
o	the positive pay feature we employ to ensure only authorized payment transactions are processed;
o	a streamlined void and reissue function when an in-process payment needs to be cancelled; and
o	the cleared check images we make available to enable our customers to confirm payment receipt and facilitate research.
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

Our Data Asset

The payment activity of our over 121,000 customers and approximately 3.2 million network members as of June 30, 2021, paired with millions of documents, bills, and invoices processed through our platform, provides us with a unique data asset. This asset has allowed us to enhance the machine learning algorithms that power our artificial intelligence capabilities. The data provides a view into customer transactions and operational status of various payment processes, which enables us to effectively manage risk exposure. Our system continues to learn with each invoice uploaded and each new member that joins our network. This virtuous cycle of learning powers a network effect that facilitates customer satisfaction, offers intelligent insights, improves trust and safety, and will fuel further growth.

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

Once in the network, other Bill.com customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses for accounts payable and accounts receivable has allowed us to build a robust and growing business-to-business payments directory, which includes approximately 3.2 million network members as of June 30, 2021. We define network members as our customers plus their suppliers and clients, who pay and receive funds electronically via our platform.

These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem. We believe this is the fundamental power of our network.

Payment and Risk Management Services

Our payments engine powers our payment services. Through dedicated connections with banks and payment processors, we issue checks, credit and debit cards, originate ACH files, and execute wire transfers. Our payments engine handles all aspects of payment file transfers, exception file handling, and required payment status reporting. We have redundancy such that if one of our payment providers is unable to process a file on a given day, we have the option to re-route the file to another provider, preventing any interruption in payment processing services.

Our operations dashboard provides a full view of the current status of all payment processes. Notifications, alerts, and exceptions are sent to our network operations center, payment operations, and customer support teams so we can proactively monitor transactions on behalf of our customers throughout the business day and during off-hours. The data provides a view into customer transactions and operational status of various payment processes, enabling us to effectively manage risk exposure.

Through our risk engine, we use both proprietary and third-party tools to assess, detect, and mitigate financial risk associated with the payment volume that we process. Throughout the transaction lifecycle, we monitor data, and payments to ensure that we are safeguarding our customers, their suppliers and clients, and our company. When a bank account is added to the platform, we validate that the bank account is held at a U.S.-domiciled financial institution, is associated with the organization adding the account, and is in good standing.

When customers use our services, we monitor key activities looking for signals that would indicate anomalies that could create risk exposure and need to be investigated. Our risk engine analyzes many unique data elements to score transactions. Those that score above our thresholds are routed to trained risk agents for manual review. Agents have the latitude to contact customers to gather further information, or if a financial risk is imminent, to prevent funds from leaving our system until any suspicious activity can be resolved.

Once a payment transaction is processed, we continue to manage our exposure. We have extensive contacts in the banking industry, and we utilize these to reverse payments when possible. If a suspicious or fraudulent payment cannot be reversed, we follow a rigorous collections process to recover funds.

This risk management process gets progressively more accurate and insightful as our dataset gets larger and our AI-enabled risk engine gets smarter. This is an advantage that we expect to continue to grow over time. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our TPV, our fraud loss rates were negligible, less than one basis point for each of fiscal 2021, 2020 and 2019.

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

Competition

Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises, to smaller niche providers of point solutions that focus exclusively on document management, workflow management, accounts payable solutions, spend management, accounts receivable solutions, or electronic bill presentment and payment.

Divvy’s primary competition includes corporate card and spend management platforms, expense management software, legacy payment methods, such as credit and debit cards, including those provided by card issuing banks, and technology solutions provided by payment companies.

We differentiate ourselves from our competitors by offering a financial back-office solution that handles accounts payable, spend management, accounts receivable, and payment services end-to-end. Our extensive investment in building a robust, fully-integrated two-way sync with popular accounting software providers is well-regarded in the industry. With respect to the domestic payments that comprise the bulk of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine.

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

Regulatory Environment

We operate in a rapidly evolving regulatory environment. Most states in the U.S. require a license to offer money transmission services such as the payment services that we offer. We have procured and maintained money transmitter licenses in 52 U.S. jurisdictions and actively work to comply with new license requirements as they arise. We are also registered as a Money Services Business with the U.S. Department of Treasury’s Financial Crimes Enforcement Network. These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies.

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

We are contractually obligated to comply with Federal Deposit Insurance Corporation (FDIC) federal banking regulations as well as with Visa and MasterCard network rules as a card program manager for the card program management banks (CPMB). As a card program manager for the CPMBs, we implemented compliance programs designed to ensure we are in compliance with applicable banking regulations and the Visa and MasterCard network rules. The CPMBs oversee our compliance program and conduct periodic audits to ensure compliance with applicable regulations and rules.

We maintain loan brokering or servicing licenses in a number of states in which Divvy’s activity requires such licenses, and actively work to comply with new license requirements as they may arise which are applicable to Divvy’s business.

We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act.

In addition, our services utilize ACH transfers and require compliance with National Automated Clearing House Association rules.

To support our expanding international business, we obtained a Foreign Money Services Business (FMSB) license in Canada that is administered by The Financial Transactions and Reports Analysis Centre of Canada (FINTRAC) and a Money Services Business License administered by Quebec’s Autorite Des Marches Financiers (Financial Markets Authority). The Office of Superintendent of Financial Institutions (OSFI), which administers Canadian sanctions programs, oversees our compliance. As a FMSB and Quebec money services business licensee, we have implemented compliance programs with policies and procedures that are designed to comply with Canadian anti-money laundering and sanctions laws and regulations.

We collect and use a wide variety of information for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, is subject to numerous laws and regulations in the U.S. Accordingly, we publish our privacy policies and terms of service, which describes our practices concerning the use, transmission, and disclosure of information.

In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the collection, use, disclosure, and protection of information which are more restrictive than those in the U.S. While we believe that the products and services that we currently offer do not subject us to such laws or regulations in foreign jurisdictions, such laws and regulations may be modified or subject to new or different interpretations, new laws and regulations may be enacted, or we may modify our products or services in the future, which may subject us to such laws and regulations.

Various regulatory agencies in the U.S. and in foreign jurisdictions continue to examine a wide variety of issues which are applicable to us and may impact our business. These issues include identity theft, account management guidelines, privacy, disclosure rules, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant.

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

Human Capital

Our Culture and Employees

We are a people-centric company and actively develop and nurture a positive relationship with our employees. Our culture centers on our company values:

•	Humble – No Ego;
•	Fun – Celebrate the moments;
•	Authentic – We are who we are;
•	Passionate – Love what you do; and
•	Dedicated – To each other and the customer

Our values are core to who we are and who we hire, guide how we operate, define how we treat each other every day and ultimately make our teams strong cohesive units. We believe our culture enables us to attract and retain exceptional talent.

As of June 30, 2021, we had a total of 1,384 employees across three offices in the U.S., which include our recently acquired Divvy organization. We also employ individuals on a temporary basis and use the services of contractors as necessary. None of our employees are represented by a labor union with respect to his or her employment. Our executive leadership consists of eight team members made up of two women and four persons of color.

We have recruiting and hiring practices that meet business hiring needs while maintaining a high bar for talent. We leverage data and analytics to align the recruiting function to business growth and revenue drivers.  Our recruiting function was built to quickly scale with increased growth and expansion.  Recruiting champions drive inclusive and equitable practices to engage, attract, and hire diverse talent. We provide two key talent management programs to develop our leaders and high potential employees to be their best. We also provide a rigorous program for new people managers. In addition, each year we provide a curriculum of study, linked to business needs, leveraging our LinkedIn Learning platform. The curriculum offers coursework in inclusivity, resiliency and decision-making. In addition, each employee has access to over 8,600 courses on our learning platform. We foster a performance and continuous feedback culture including a bi-annual formal feedback cadence in addition to engaging our employees regularly to hear and take action on their sentiment.

Employee recognition is core to who we are and we take great pride in recognizing those who embody our values, are top achievers, drive results and have longevity.  Our recognition platform provides for peer-to-peer recognition and allows anyone in the company to recognize others for a job well done. On a quarterly basis we recognize four to five employees who embody our Company values and we celebrate tenure and experience by acknowledging five and ten years of service to the Company. Lastly, each year the Top Bill award is given to one individual that exhibits all of our values consistently, drives and delivers business results and is a master of their craft.

Social Justice

At Bill.com, we are building a diverse workforce, promoting equity in our practices and creating inclusive employee communities that encourage employee growth. Our mission is to build a company where inclusivity, authenticity and action matter, that fosters an equitable approach to hiring, career development, compensation and growth, and continuously cultivates a sense of inclusion and social responsibility. Shortly after witnessing the racial injustices in the summer of 2020, we created a Social Justice Initiative which brought together employees from across the company to work on five workstreams: Recruiting and Hiring, Diversity and Inclusion, Volunteerism, Minority Owned SMB’s and Vendors. Our Senior Vice President of People, a black woman, is the executive sponsor of our Social Justice Initiative. More than 200 of our employees actively participate in events, employee resource groups, sponsorships and other activities in support of this initiative.

Total Rewards

We are committed to providing a fair and equitable compensation and benefits program that supports our diverse workforce. We provide competitive pay and benefits to attract and retain talent, including offering market-competitive base salary, bi-annual bonuses and sales commissions, and equity. We offer employees equity at the time of hire and through annual equity refresh grants, and provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in our long-term success. We routinely run analyses to ensure compensation is fair, considering compensable factors that can impact pay, such as role, level, experience, location and performance. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package, including our medical, dental and vision insurance and life and income protection plans. In addition, we provide uncapped time off, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. In offering these benefit plans, our intent is to provide a level of benefits that are comparable to those offered by similar companies.

Employee Wellness/ COVID-19 Response

In response to the COVID-19 pandemic, we instituted several programs and precautionary measures in support of employee well-being and to protect the health and safety of our workforce, our customers and the communities in which we participate. In March 2020, we closed our corporate headquarters in California and our office in Texas, implemented full-time work from home for our entire workforce and eliminated non-essential travel. We regularly surveyed our team members through our employee survey tool to best understand their needs.  Based on survey results, we established no meetings Wednesday afternoons, instituted a remote work program, provided several wellness days, gave employees a home office stipend, provided additional mental health resources, and options for social connections and vaccination support. We continue to monitor federal, state and local regulatory pronouncements and COVID-19 infection statistics and have begun to reopen our offices in phases, depending on location. In connection with our office re-openings we have instituted numerous social distancing measures to ensure the safety of our employees. As of June 30, 2021, a significant number of our employees continued to work in a remote capacity.

Intellectual Property

We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.

As of June 30, 2021, in the U.S., we had fourteen issued patents that expire between 2028 and 2038, and ten pending patent applications. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of June 30, 2021, in the U.S., we had three trademark registrations covering the “Bill.com” logo and two trademark registrations related to the “Divvy” name. We also have pending trademark applications for certain logos. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.bill.com and www.getdivvy.com.

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

Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are produced may not protect our intellectual property rights to the same extent as laws in the U.S. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation, and other violations of intellectual property rights against us or our customers or partners, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. Moreover, our products incorporate software components licensed to the general public under open source software licenses. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and license practices can limit the value of our software copyright assets. For additional information about our intellectual property and associated risks, see the section titled “Risk Factors—Risks Related to our Business and Industry.”

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
•

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our operating results, our stock price and the value of your investment could decline;

•

We may not be successful in our efforts to promote Divvy corporate card usage through marketing and promotion and rewards, which may materially impact our results of operations and financial condition;

•	Our business depends, in part, on our relationships with accounting firms;
•	Our business depends, in part, on our strategic partnerships with financial institutions;
•	We are subject to numerous risks related to partner banks and financing arrangements for our Divvy spending businesses;
•	Our Divvy card exposes us to risks, including in relation to a Divvy spending businesses to pay the balances they incur on their cards
•	The pending acquisition of Invoice2go presents many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Merger Agreement;

•	The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed;
•	Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic;
•	Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business;
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

•

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $98.7 million, $31.1 million and $7.3 million for fiscal 2021, 2020 and 2019, respectively. Our net loss for fiscal 2021 includes the results of operations of Divvy from the date of acquisition on June 1, 2021. As of June 30, 2021, we had an accumulated deficit of $247.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $238.3 million, $157.6 million and $108.4 million for fiscal 2021, 2020 and 2019, respectively. Our revenue for fiscal 2021 includes the revenue of Divvy from the date of acquisition on June 1, 2021. Our TPV was $140.3 billion, $96.5 billion and $71.3 billion for fiscal 2021, 2020 and 2019, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our platform effectively to attract new customers and increase sales to our existing customers;
•	expand the functionality and scope of the products we offer on our platform;
•	maintain the rates at which customers subscribe to and continue to use our platform;
•	maintain payment volume;
•	generate interest income on customer funds that we hold in trust;
•	provide our customers with high-quality customer support that meets their needs;
•	introduce our products to new markets outside of the U.S.;
•	serve SMBs across a wide cross-section of industries;
•	expand our target market beyond SMBs;
•	manage the effects of the COVID-19 pandemic on our business and operations;
•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•	increase awareness of our brand and successfully compete with other companies.

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

Our risk management efforts may not be effective to prevent fraudulent activities by our customers, spending businesses or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.

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

Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability and governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party partners.

We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

For fiscal 2021, over 121,000 customers processed approximately $140.3 billion in TPV on our platform. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

For fiscal 2021, 2020 and 2019, we generated $6.0 million, $21.2 million and $22.4 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions are clearing, or approximately 3%, 13% and 21% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. When interest rates decrease, the amount of revenue we generate from these investments decreases. Additionally, because we process electronic payments faster than checks, we hold customer funds for a shorter time and consequently, earn less revenue. If our customers transition from checks to electronic payments faster than we anticipate, or to new, faster payment rails like The Clearing House’s Real Time Payments Network, our revenue could decrease and our financial results could be adversely affected.

If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to those customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions or successfully increase customer adoption of new payment products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users perceive that features incorporated into alternative products reduce the need for our platform or if they prefer to purchase products that are bundled with solutions offered by other companies. Further, in an effort to attract new customers, we may offer simpler, lower-priced products or promotions, which may reduce our profitability.

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

If we are unable to retain our current customers, sell additional functionality and services to them, or develop and launch new payment products, our revenue growth will be adversely affected.

To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by increasing the number of users and incenting them to pay for additional functionality. To date, a significant portion of our growth has been attributable to customer adoption of new payment products. Our ability to retain our customers and increase their usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, customer reaction to changes in the pricing of our products or the other risks described in this Annual Report on Form 10-K. As a result, we may be unable to retain existing customers or increase the usage of our platform by them, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

Our ability to sell new payment products or additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more senior management and established procurement functions. Similarly, the rate at which our customers purchase additional products from us depends on several factors, including general economic conditions and the pricing of additional product functionality. If our efforts to sell additional functionality to our customers are not successful, our business and growth prospects would suffer.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;
•	our ability to attract new customers;
•	our ability to retain and grow engagement with our existing customers;
•	our ability to expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or identify and attract new partners;
•	customer expansion rates;
•	changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	the impact of the COVID-19 pandemic on our employees, customers, strategic partners, vendors, results of operations, liquidity and financial condition;
•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
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

We may not be successful in our efforts to promote Divvy corporate card usage through marketing and promotion and spending business rewards, which may materially impact our results of operations and financial condition.

The revenue growth of Divvy is dependent on increasing business spending on our cards. We have been investing in a number of growth initiatives, including to capture a greater share of spending businesses’ total spend, but there can be no assurance that such investments will be effective. In addition, if we develop new products or offerings that attract spending businesses looking for short-term incentives rather than displaying long-term loyalty, attrition and costs could increase. Expanding our service offerings, adding acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements and could dilute our brand. In addition, we offer rewards to spending businesses based on their usage of spend management cards. Redemptions of rewards present significant associated redemption costs for our business. We operate in a highly competitive environment and may need to increase the rewards that we offer or provide other incentives to spending businesses in order to grow our business. Any significant change in, or failure by management to reasonably estimate, such costs could adversely affect or harm our business, operating results, and financial condition.

Our business depends, in part, on our relationships with accounting firms.

Our relationships with our more than 5,400 accounting firm partners account for approximately 51% of our total customers as of June 30, 2021 and 46% of our total revenue for fiscal 2021. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

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

Our spend management business is dependent on our relationship with our issuing bank partners, Cross River Bank and WEX Bank.

The extensions of credit facilitated through our platform are originated through Cross River Bank and WEX Bank and we rely on these bank partners to comply with various federal, state and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and rulings in the area of bank - non-bank partnership arrangements involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank - non-bank partnership arrangements. If the legal structure underlying our relationship with our issuing bank partners were to be successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates. In addition, adverse orders or regulatory enforcement actions against our issuing banks, even if unrelated to our business, could impose restrictions on our issuing banks’ ability to continue to extend credit through our platform or on current terms.

Cross River Bank and WEX Bank are subject to oversight by the FDIC and state banking regulators and must comply with applicable rules and regulations and examination requirements. As a service provider to Cross River Bank and WEX Bank, we are subject to audit by these banks in accordance with FDIC guidance related to management of vendors and other bank specific requirements pursuant to the terms of our agreements with these banks. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act. If we fail to comply with requirements applicable to us by law or contract, or if audits by our issuing banks were to conclude that our processes and procedures are insufficiently rigorous, we may be subject to fines or penalties or our issuing banks could terminate their relationships with us.

In the event of a challenge to the legal structure underlying our relationships with our issuing bank partners or if one or both of our issuing banks were to suspend, limit, or cease its operations, or were to otherwise terminate for any reason (including, but not limited to, the failure by an issuing bank to comply with regulatory actions), we would need to identify and implement alternative, compliant, bank relationships or otherwise modify our business practices in order to be compliant with prevailing law or regulation, which could result in business interruptions or delays, force us to incur additional expenses and potentially interfere with our existing customer and spending business relationships or make us less attractive to potential new customers and spending businesses, any of which could have a material adverse effect on our business.

We rely on a variety of funding sources to support Divvy’s business model. If our existing funding arrangements are not renewed or replaced, or if our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

In order to support Divvy’s business model and the growth of Divvy’s business we must maintain a variety of funding arrangements, including warehouse facilities and purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our issuing banks participation interests in the accounts receivables (Receivable) generated when Divvy spending businesses make purchases using our cards. We typically fund a substantial portion of these Receivable purchases by borrowing under credit facilities with our finance partners, although we may also fund Receivable purchases using corporate cash. Typically, we immediately sell a portion of the Receivables we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement.

If our finance partners terminate or interrupt their financing or purchase of our Receivables or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which we have a limited ability to do and would place significant stress on our cash resources. An inability to purchase Receivables from our issuing banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to Divvy spending businesses or ceasing to extend credit for our cards altogether, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding. In addition, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms or at all.

If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce Divvy’s operations significantly. Further, as the volume of credit facilitated through our platform increases, we may need to expand the funding capacity under our existing funding arrangements or add new sources of capital. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Our Divvy card exposes us to credit risk and other risks related to Divvy spending businesses’ ability to pay the balances incurred on their cards. In addition, if collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources.

We offer our Divvy card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our Divvy cards uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, issuing bank policies, and other factors.

For a substantial majority of extensions of credit facilitated through our platform, we purchase from our issuing banks interests in the receivables generated when Divvy spending businesses make purchases using our cards and we bear the entire credit risk in the event that the spending businesses fail to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among Divvy spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, worsening economic conditions, such as a recession or government austerity programs and high unemployment rates. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the receivables that we own could have an adverse effect on our business.

Additionally, our funding model relies on a variety of funding arrangements, including warehouse facilities and purchase arrangements, with a variety of funding sources. Any significant underperformance of the Receivables we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

The pending acquisition of Invoice2go presents many risks, and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Merger Agreement.

Risks we may face in connection with the pending acquisition and subsequent integration of Invoice2go include:

•

the closing of the acquisition could be delayed or not consummated, including in the event that the closing conditions are not satisfied or waived, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, fails to occur, or we or Invoice2go terminate the Merger Agreement;

•	we may not realize the benefits we expect to receive from the transaction;
•	we may have difficulties managing Invoice2go’s products and business relationships or retaining key personnel from Invoice2go;
•

the acquisition may not further our business strategy as we expected and there could be unanticipated adverse impacts on Invoice2go’s business, or we may otherwise not realize our expected return on investment, which could adversely affect our business or operating results;

•

our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to Invoice2go’s business including, among others, claims from U.S., Australian or other international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of Invoice2go that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting or tax treatment as a result of Invoice2go’s practices; and (iv) intellectual property claims or disputes;

•

the Merger Agreement provides for limited post-closing indemnification protection related to pre-closing Invoice2go operations and, therefore, we may incur unforeseen costs as a result of Invoice2go’s pre-closing activities, over which we have limited control;

•

we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring Invoice2go, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results;

•

Invoice2go’s existing information security systems and infrastructure may require additional investments of time and resources in order to scale and, as necessary, to integrate into our platform or to be developed to appropriate standards;

•

Invoice2go conducts significant international business activity, has operations in Australia and an international customer base. To date, we conduct very limited international business activity. If we acquire Invoice2go we will become subject to numerous risks associated with conducting business internationally, particularly in relation to compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, anti-money laundering, securities, employment, tax, privacy, and data protection laws and regulations, such as the EU General Data Protection Regulation;

•

Invoice2go has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Invoice2go’s financial and disclosure controls and procedures.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for financial back-office solutions is fragmented, competitive, and constantly evolving. Our competitors range from large entities that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend management, and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers, spending business or strategic partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.

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

In addition, the market for our products and services is competitive, and we expect the market to attract increased competition, which could make it difficult for us to succeed. We currently face competition for our offerings from a range of companies that continue to develop additional products and to become more sophisticated and effective. Many of our competitors have greater name recognition, longer operating histories and greater resources than we do. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Certain competitors have long-standing exclusive, or nearly exclusive, relationships with financial services provider partners to accept payment cards and other services that compete with what we offer. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.

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

To deliver a comprehensive solution, our platform integrates with popular accounting software providers including Intuit QuickBooks, Oracle NetSuite, Sage Intacct, and Microsoft Dynamics 365, through application program interfaces (APIs) made available by these software providers. We automatically synchronize customers, suppliers, clients, invoices, and payment transactions between our platform and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash-flow through an integrated solution for accounts payable, accounts receivable, and payments.

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

We depend on banks, including JPMorgan Chase, and Silicon Valley Bank, to process ACH transactions and checks for our customers. We have entered into treasury services or similar agreements with these banks for payment processing and related services. Those agreements include significant security, compliance, and operational obligations. If we are not able to comply with those obligations or our agreements with the processing banks are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services.

Similarly, we have agreements with Cambridge. and Citibank’s WorldLink, under which these firms provide us with cross-border funds transfer capabilities. These arrangements have enabled us to offer our International Payments service, which we view as a significant growth opportunity for our business. Finally, we have an agreement with Comdata, under which Comdata acts as our program manager and issuer processor for our virtual card program.

In addition, we have agreements with WEX Bank, as issuing bank and payment processor for Divvy card transactions on the MasterCard network, and with Cross River Bank and Marqeta, as issuing bank and payment processor, respectively, for Divvy card transactions on the Visa network.

If any of our banking agreements related to ACH transactions or checks, or our agreements with Cambridge, Citibank’s WorldLink, Comdata, WEX Bank, Cross River Bank or Marqeta are terminated, we may experience business interruptions and delays, and be forced to incur additional expenses, potentially interfering with our existing customer and spending business relationships or making us less attractive to potential new customers and spending businesses.

Interruptions or delays in the services provided by AWS or other third-party data centers or internet service providers could impair the delivery of our platform and our business could suffer.

We host our platform using third-party cloud infrastructure services, including co-location facilities at Coresite, Equinix, Iron Mountain and Digital West. We also use public cloud hosting with Amazon Web Services (AWS). All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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

Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic. In response to the COVID-19 pandemic, governments, companies and other authorities have implemented restrictions or policies, such as travel restrictions, quarantines, shelter-in-place or stay-at-home orders, school closures, mandatory shut-downs, social-distancing and other operating requirements applicable to business establishments. These restrictions have forced many businesses in the U.S. and other jurisdictions, including certain of our strategic partners, vendors, accounting firm partners and customers, to reduce or suspend their operations, lay-off employees, and in some cases shut down operations. In certain cases, this has led us to take mitigating actions to ensure business continuity; for example, we added a second source for several vendor services necessary to enable our business in light of risks to our vendors’ business resulting from the pandemic.  Many of these measures continue to remain in place, and may continue to remain in place for a significant period of time. For so long as the COVID-19 pandemic persists and containment measures and related restrictions remain in place, these conditions will continue to have negative implications on business and consumer spending, the supply chain, production of goods and transportation, global capital markets and the global economy, and could result in a prolonged economic downturn. To the extent the pandemic continues to adversely impact the operations and business of our customers, it may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition. The COVID-19 pandemic has caused us to impose restrictions on certain of our business practices (including limitations on employee travel and physical participation in meetings, events, and conferences). In addition, a significant portion of our employees are currently working remotely. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact our productivity, our ability to meet customer demand and our revenue and profit margins. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Moreover, due to the emergency interventions of the U.S. Federal Reserve to stabilize the U.S. economy, interest rates have fallen sharply, which has adversely impacted our revenue from interest earned on funds held from customers and, to the extent interest rates remain at historical lows, we will continue to experience this adverse impact in the future. The extent to which the pandemic continues to impact our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the success of measures to contain the virus and treat its impact, the timing and efficacy of vaccinations, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of any resulting economic downturns, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of states in which it conducts business and is contractually obligated to comply with Federal Deposit Insurance Corporation (FDIC) federal banking regulations, as well as Visa and MasterCard network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the FDIC, the SEC, self-regulatory organizations, and numerous state and local agencies. The regulations applicable to our activity in Canada are enforced by FINTRAC and Quebec’s Autorite Des Marches Financiers (Financial Markets Authority). As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

Government agencies may impose new or additional rules on money transmission, including regulations that:

•	prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, and entities;
•	impose additional customer and spending business identification and customer or spending business due diligence requirements;
•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•	limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•	impose minimum capital or other financial requirements;
•	limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
•	require enhanced disclosures to our money transmission customers;
•	require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•	limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
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

Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, our strategic partnerships, our culture, our relationships with accounting firms, and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of acquired businesses. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable now that we are a public company. The loss of our founder, or one or more of our senior management, key members of senior management of acquired companies or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

In addition, to execute our business strategy, we must attract and retain highly-qualified personnel. Competition for software developers, compliance and risk management personnel and other key employees in our industry and locations is intense and increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. However, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results.

In addition, the technology and information security systems and infrastructure of businesses we acquire may be underdeveloped or subject to vulnerabilities, subjecting us to additional liabilities. We could incur significant costs related to the implementation of enhancements to information security systems and infrastructure of acquired businesses and related to the remediation of any related security breaches. If security, data protection and information security measures in place at businesses we acquire are inadequate or breached, or are subject to cybersecurity attacks, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged and we could be subject to regulatory scrutiny, investigations, proceedings, and penalties. We may also acquire businesses whose operations may not be fully compliant with all applicable regulation, including governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing and privacy law, subjecting us to potential liabilities and requiring us to spend considerable time, effort, and resources to become compliant.

Given the complexity of our platform and the deep and seamless integration that we offer to our accounting firm customers and strategic partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as would be the case if we close the proposed acquisition of Invoice2go and integrate some or part the business concurrent with integration efforts related to our recently-acquired Divvy business.

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

Our customers rely on our customer support services, which we refer to as customer success, to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. We primarily provide customer support over chat and email, with limited phone-

based support. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers by chat and email during the hours that we currently provide support, we may need to increase our support coverage and provide additional phone-based support, which may reduce our profitability.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, our products may become less competitive.

The market for SMB financial back-office solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. In addition, the market for our Divvy spend management solution and corporate cards is new and fragmented, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods, or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer or spending business dissatisfaction and adversely affect our business.

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

In addition, our ability to broaden the spending business base for our Divvy spend management offerings and achieve broader market acceptance of this platform will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate spending business and partner relationships to drive revenue growth. If we are unable to recruit, hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel and partners are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our spending business base and achieve broader market acceptance of our platform could be harmed. Moreover, our Divvy business relies on our reputation and recommendations from key spending businesses in order to promote our offering to potential spending businesses. Our marketing efforts depend significantly on our ability to call on our current spending businesses to provide positive references to new, potential spending business customers. Given our limited number of long-term spending businesses, the loss or dissatisfaction of any spending business could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new spending businesses and maintain existing spending businesses.

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

Our customers, their suppliers, and other users store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, and process personal and business information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (FTC), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

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

A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently serve customers outside the U.S., starting in 2018 we introduced cross-border payments through our relationship with Cambridge, and now offer our U.S.-based customers the ability to disburse funds to over 130 countries with both Cambridge and Citibank’s WorldLink. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.

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

Our card payment products generate interchange revenues which exposes us to potential variability in income and other risks.

Our Divvy card product generates revenues primarily from interchange paid by the supplier accepting cards on a transactional basis, which involve a variety of risks, including:

•	interchange income fluctuations due to the variability of card acceptance practices at supplier locations, and the resulting effect on our revenue;
•	changes in card network interchange rates or rules which could dissuade new and existing card-accepting suppliers from continuing to accept card payments;
•	declines in the number of active card-accepting suppliers due to concerns about cost or operational complexity; and
•	unexpected changes in card acceptance or card issuing rules which may impact our ability to offer this payment product.

In addition, a component of our growth strategy involves our virtual card payments products. In addition to our Divvy card offerings, through our relationship with Comdata we offer Bill.com customers the ability to pay their vendors with a virtual credit card. We generate revenues from virtual card payments primarily from interchange, which also subjects us to many of the risks described above. We are continuing to develop strategies to convert both check and ACH vendor payments to virtual card payments. There is no guarantee that such efforts will be successful.

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

If we fail to maintain and enhance our brands, our ability to expand our customer base will be impaired and our business, operating results, and financial condition may suffer.

We believe that maintaining and enhancing the Bill.com and Divvy brands are important to support the marketing and sale of our existing and future products to new customers and strategic partners and to expand sales of our platforms to new and existing customers and strategic partners. Our ability to protect our Bill.com brand is limited as a result of its descriptive nature. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brands, our business could suffer.

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

Changes to payment card networks rules or fees could harm our business.

We are required to comply with Mastercard, American Express, and Visa payment card network operating rules in connection with Bill.com’s virtual card payments service and our subscription billing engine. We have agreed to reimburse our service providers for any fines they are assessed by payment card networks as a result of any rule violations by us.

We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other card-related products in the future, which would entail additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to make payments using cards, or such payments could become prohibitively expensive for us or for our customers. If we are unable to make customer payments to vendors using virtual cards, our business would be adversely affected. In addition, Divvy is contractually obligated to comply with MasterCard and Visa network rules as a card program manager. As a result of any violations of these rules or new rules being implemented, Divvy could lose its ability to act as a card program manager.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations, licensing schemes, and industry standards that we have assessed as applicable to our business and we are continually investing more in this program, there can be no assurance that our employees or contractors will not violate such laws, rules, regulations, licensing schemes, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, licensing schemes, industry standards, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, standards or orders), may:

•

subject us to significant fines, penalties, criminal and civil lawsuits, license suspension or revocation, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions levied by federal, state, local or foreign regulators, state attorneys general, and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;

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

We have funded our operations since inception primarily through equity and debt financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic and related governmental actions, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of June 30, 2021, we had net operating loss (NOL) carryforwards of approximately $867.6 million and $599.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2027. As of June 30, 2021, approximately $761.9 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2021, we had research and development tax credit carryforwards of approximately $23.6 million and $15.8 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2028. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the U.S. recently ruled in South Dakota v. Wayfair, Inc. et al (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use taxes in states where we have not collected and remitted sales and use taxes. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

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

Natural disasters, pandemics such as COVID-19, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California and in Draper, Utah and a smaller presence in Houston, Texas, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. Because we are no longer an “emerging growth company” as of June 30, 2021, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with the fiscal year ended June 30, 2021, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for fiscal 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the accounting for our business combination with Divvy, including a lack of sufficient precision in the performance of reviews of the analyses supporting the purchase price allocation accounting and other acquisition related entries and a lack of adequate documentation to provide evidence of design and operating effectiveness of select management review controls.

To address our material weakness, we will re-evaluate the scope, level of precision and the personnel assigned for conducting the reviews over our analyses supporting the accounting for business combinations. We also plan to adopt policies on retaining documentation that supports the design and operating effectiveness of key management review controls relating to future business combinations. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. See Part II, Item 9A “Controls and Procedures” for additional information about this material weakness and our remediation efforts.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, such as our pending acquisition of Invoice2go. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, valuation of assets acquired and liabilities assumed in a business combination, estimation of fair value of a reporting unit when assessing goodwill impairment, determination of useful lives of finite-lived intangible assets, valuation of the 2025 Notes, present value estimation of operating lease liabilities, valuation of stock option grants, and the period of benefit for amortizing deferred commissions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depend on a number of factors, including the cost, performance, and perceived value associated with our platforms and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

Although we currently only operate in the United States, in the future we will seek to expand internationally and will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions. As part of our compliance efforts, we scan our customers against OFAC and other watch lists. While we offer services only to customers domiciled in the United States, our application could be accessed from anywhere in the world. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the U.S., as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Inorganic growth through mergers and acquisitions may pose significant challenges to assimilating the company cultures of acquired companies. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.

Risks Related to the 2025 Notes

Our debt service obligations, including the 2025 Notes, may adversely affect our financial condition and results of operations.

As of June 30, 2021, we had $1.15 billion aggregate principal amount of the 2025 Notes outstanding due on December 1, 2025 as described in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	the global macroeconomic impact of the COVID-19 pandemic;
•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•	rumors and market speculation involving us or other companies in our industry;
•	announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations;
•	acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	lawsuits threatened or filed against us, litigation involving our industry, or both;
•	developments or disputes concerning our or other parties’ products, services or intellectual property rights;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	interpretations of any of the above or other factors by trading algorithms, including those that employ natural language processing and related methods to evaluate our public disclosures;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•	the expiration of contractual lock-up agreements; and
•	sales of shares of our common stock by us or our stockholders.

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

As of June 30, 2021, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 40.6% of our outstanding common stock. These persons, acting together, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly compared to when we were a private company.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 94,503,565 shares of our common stock outstanding as of June 30, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act and certain shares that are subject to lock-up agreements in connection with our recent acquisitions.

In addition, there were 7,727,585 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of June 30, 2021. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on a registration statement on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, we have in the past, and may in the future, issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. We also expect to grant additional equity awards to employees and directors under our 2019 Equity Incentive Plan and rights to purchase our common stock under our 2019 Employee Stock Purchase Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our office facilities, which consisted of the following as of June 30, 2021:

•	Approximately 132,000 square feet of offices located in San Jose, California. This leased property, which is being used as our corporate headquarters, expires in June 2031.

•

Approximately 155,000 square feet of offices located in Draper, Utah. This leased property, which is being used as Divvy’s principal office, expires in March 2030. Approximately 20,000 square feet is being subleased for a period of 5 years expiring in December 2025.

•	Approximately 25,000 square feet of offices in Houston, Texas. This leased property, which is being used as additional office space for some of our employees, expires in April 2025.

We believe that our office facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

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

Holders of Record

As of June 30, 2021, there were 163 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph depicts the total cumulative stockholder return on our common stock from December 12, 2019, the first day of trading of our common stock on The New York Stock Exchange, through June 30, 2021, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on December 12, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

On June 1, 2021, we issued a total of 10,767,140 shares of our unregistered common stock to stockholders of Divvy in connection with the Acquisition.  The issuance and sale of the securities were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Item 6. RESERVED

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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

Overview

We are a leading provider of cloud-based software that simplifies, digitizes, and automates complex back-office financial operations for SMBs. By transforming how SMBs manage their cash inflows and outflows, we create efficiencies and free our customers to run their businesses.  Our vision is to become the leading one-stop solution that helps millions of businesses around the world manage their financial operations.

Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, make and receive payments, reconcile their books, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services through a single connection. In essence, we sit at the center of an SMB’s accounts payable and accounts receivable operations.

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of June 30, 2021, our partners included some of the most trusted brands in the financial services business, including 85 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank and American Express. As we add customers and partners, we expect our network to continue to grow organically.

On June 1, 2021, we completed our acquisition of DivvyPay, Inc. (Divvy), a leading provider of cloud-based spend management application and smart corporate cards to SMBs in the U.S. for an aggregate purchase price of $2.3 billion. Following the acquisition, Divvy became our wholly owned subsidiary. Our consolidated results of operations shown below for fiscal 2021 include the operating results of Divvy from the acquisition date on June 1, 2021. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion about the acquisition of Divvy.

We have grown rapidly and scaled our business operations in recent periods. Our total revenue and net losses during fiscal 2021, which include the results of Divvy from the acquisition date, were $238.3 million and $98.7 million, respectively. Our total revenue during fiscal 2020 and 2019 was $157.6 million and $108.4, respectively, and our net losses during fiscal 2020 and 2019 were $31.1 million and $7.3 million, respectively.

Proposed Acquisition of Invoice2go

On July 19, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement) with Invoice2go, Inc. (Invoice2go), a Delaware corporation that provides mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Invoice2go has operations in the U.S. and in Australia, and serves a large global customer base of SMBs. Pursuant to the terms of, and subject to the conditions set forth in the Merger Agreement, including customary purchase price adjustments, we will pay aggregate consideration of approximately $625.0 million in cash and stock in exchange for all of the outstanding equity interests of Invoice2go. Upon the consummation of the transactions contemplated by the Merger Agreement, Invoice2go will become our wholly owned subsidiary. The closing of the merger is subject to customary closing conditions such as (i) the approval of the Merger Agreement by Invoice2go stockholders in accordance with Delaware law and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

Impact of COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, it has significantly impacted the health and economic environment around the world. Many public and commercial establishments, including schools, restaurants, and shopping malls, have restricted their operations or closed due to restrictions imposed by the government. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions may continue to have negative implications on demand for goods, the supply chain, production of goods, and transportation. A negative impact on our customers may cause them to go out of business, request discounts, extension of payment terms, or cancellation of their subscription to our platform. Any of these actions may have a negative impact on our future results of operations, liquidity, and financial condition.

Our business continues to operate despite the disruption of many business operations in the U.S. due to the COVID-19 pandemic. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic and there have been positive developments recently in the U.S. and in other countries in combating the COVID-19 pandemic because of vaccinations, we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S. or other countries, the efficacy of vaccinations, the impact to our customers, strategic partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our Revenue Model

We generate revenue by charging subscription and transaction fees, and by earning interest on funds held in trust on behalf of customers while their payment transactions are clearing.

Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees and interchange income on a fixed or variable rate per transaction. Transactions primarily include card payments, check issuance, ACH origination, cross-border payments, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.

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

Our Receivables Purchases and Servicing Model

We market Divvy charge cards to potential spending businesses and issue business-purpose charge cards through our partnerships with card issuing banks. When a business applies for a Divvy card, we utilize proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a Divvy card pursuant to our credit policies. Once approved for a Divvy card, the business is provided a credit limit and can use the Divvy software to request virtual cards or physical cards.

The majority of cards issued through our platform are by Cross River Bank, an FDIC-insured New Jersey state chartered bank and WEX Bank, an FDIC-insured Utah state chartered bank. Our partnerships with these banks allow us to benefit from the banks’ ability to issue cards under their membership with the Visa and Mastercard networks while leveraging their banking licenses to comply with various federal, state, and other laws. Under this arrangement, we must comply with the banks’ credit policies and underwriting procedures, and the banks maintain ultimate authority to decide whether to issue a card or approve a transaction. We are responsible for all fraud and unauthorized use of a card and generally are required to hold the bank harmless from such losses unless claims regarding fraud or unauthorized use are due to the sole gross negligence of the bank.

When a spending business completes a purchase transaction, the payment to the merchant is made by our bank partner that issued the card. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the bank’s balance sheet. The bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligation are secured by cash deposits. When we purchase the participation right in the receivable, the purchase price is equal to the outstanding principal balance of the receivable

We act as the servicer on all receivables we purchase from our issuing bank partners and earn a servicing fee on loans we sell to our funding sources. We do not sell the servicing rights on any of the loans, allowing us to control the consumer experience end-to-end.

In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and purchase arrangements with a diverse set of funding sources. We typically fund a substantial portion of these receivable purchases by borrowing under credit facilities with our finance partners, although we may also fund receivables purchases using corporate cash. Typically, we immediately sell a portion of the receivables interests we have purchased to our warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement. As of June 30, 2021, we had $155.0 million in committed credit facility capacity, with $77.5 million drawn, and this is shown on our consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. On average, our spending businesses pay their statement balances in approximately 20 days. We act as the servicer on all receivables we purchase from our issuing bank partners and earn a servicing fee and retain a beneficial interest derivative in the form of a deferred purchase price on loans we sell to our funding sources.

Our Business Model

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales. We also acquire customers indirectly by partnering with leading companies that are trusted by our current and prospective customers, including accounting firms, financial institutions, and software companies.

Our revenue is visible and predictable from our existing customers. For fiscal 2021, over 85% of our subscription and transaction revenue, which we also refer to as core revenue, came from customers who were acquired prior to the start of the fiscal year. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those customers of our financial institution partners, approximately 85% of customers as of June 30, 2020 were still customers as of June 30, 2021.

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

Our net dollar-based retention rate was 124%, 121% and 110% during fiscal 2021, 2020 and 2019, respectively. These consecutive increases are primarily attributable to increases in the number of users, more transactions per customer, and selling additional products to those customers.

Customer Acquisition Efficiency

Our efficient direct and indirect go-to-market strategy, combined with our recurring revenue model, results in our short payback period. We define “payback period” as the number of quarters it takes for the cumulative non-GAAP gross profit we earn from customers acquired during a given quarter to exceed our total sales and marketing spend in that same quarter. For customers acquired during fiscal 2020, the average payback period was approximately five quarters.

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

	As of June 30,			% Growth as of June 30,
	2021	2020	2019	2021	2020
Number of customers (1)	121,200	98,100	76,800	24%	28%

	Year ended June 30,			% Growth Year ended June 30,
	2021	2020	2019	2021	2020
Total Payment Volume (amounts in millions) (2)	$140,304	$96,489	$71,282	45%	35%

	Year ended June 30,			% Growth Year ended June 30,
	2021	2020	2019	2021	2020
Transactions processed (3)	29,159,000	23,852,000	19,861,000	22%	20%

(1)	The total number of spending businesses that used Divvy for spend management was 10,700 as of June 2021.

(2)	The total card payment volume executed by spending businesses that used Divvy cards was $437.0 million during the month of June 2021.

(3)	The total transactions executed by spending businesses that used Divvy cards was 1.4 million during the month of June 2021.

Number of Customers

For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. Customers who are using our services during a trial period are not counted as new customers during that period. If an organization has multiple entities billed separately for the use of our platform, each entity is counted as a customer. The number of customers in the table above represents the total number of customers at the end of each fiscal year.

Total Payment Volume

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during fiscal 2021. TPV does not include transactions made by spending businesses on our spend management platform.

Transactions Processed

We define transactions processed as the number of customer payment and spend transactions initiated and processed through our platform during a particular period. Payment transactions include checks, ACH items, wire transfers and card payments. Transactions processed do not include transactions made by spending businesses on our spend management platform.

Components of Results of Operations

Revenue

We generate revenue from two sources: (1) subscription and transaction fees, and (2) interest on funds held for customers.

Subscription fees are fixed monthly or annually and charged to our customers for the use of our platform to process transactions. Subscription fees are generally charged on a per user per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed through our platform, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, cross-border payments, virtual cards, creation of invoices, and use of spend management application whereby we receive interchange income from merchants that accept Divvy cards.

Our contracts with SMB and accounting firm customers are generally either monthly or annual contracts. We determine the transaction price for these contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. We recognize the transaction price as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.

We enter into multi-year contracts with financial institutions which typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. These contracts enable the financial institutions to provide their customers with access to our online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with the Company’s online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete. The fees we earn through these contracts vary based on the number of users and transactions to be processed. We have determined these contracts meet the variable consideration allocation exception and therefore we recognize the guaranteed monthly payments and any overages as revenue in the month they are earned. We recognize implementation fees based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.

Interest on funds held for customers consists of the interest that we earn from customer funds while payment transactions are clearing. Interest is earned from interest-bearing deposit accounts, certificates of deposit, money market funds, commercial paper, and U.S. Treasury securities, until those payments are cleared and credited to the intended recipient.

Cost of Revenue and Expenses

Cost of revenue – Cost of revenue consists primarily of personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, certain costs that are directly attributed to processing customers’ transactions (such as the cost of printing checks), postage for mailing checks, expenses for processing payments (ACH, check, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our strategic partners’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software, amortization of developed technology, fees on the investment of customer funds, and allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in growing our business.

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

Sales and Marketing – Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, sales commissions, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, amortization of intangible assets, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.

We focus our sales and marketing efforts on generating awareness of our company, platform, and products, creating sales leads, and establishing and promoting our brand. We plan to continue investing in sales and marketing efforts by driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events; however, we will adjust our sales and marketing spend level as needed, as the spend may fluctuate from period to period, in response to changes in the economic environment.

General and Administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, risk management, legal and compliance, human resources and information technology, costs incurred for external professional services, provision for credit losses, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other (expense) income, net – Other (expense) income, net consists primarily of the amortization of debt discount and issuance costs in connection with our issuance of the 2025 Notes, interest expense on our borrowings from credit agreements, loss on sale of card receivables, and loss on the revaluation of redeemable convertible preferred stock warrant liabilities, partially offset by interest income on corporate funds invested in money market instruments and highly liquid, investment-grade fixed income marketable securities, and accretion of debt premium.

(Benefit from) provision for income taxes – (Benefit from) provision for income taxes consists primarily of the income tax benefit from the change in deferred tax liability balance relating to the 2025 Notes and a partial release of valuation allowance in connection with the acquisition of Divvy.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Year ended June 30,
	2021 (2)	2020	2019
Revenue
Subscription and transaction fees	$232,255	$136,405	$85,951
Interest on funds held for customers	6,010	21,195	22,400
Total revenue	238,265	157,600	108,351
Cost of revenue (1)	61,806	39,144	29,918
Gross profit	176,459	118,456	78,433
Operating expenses
Research and development (1)	90,235	53,405	28,924
Sales and marketing (1)	71,374	45,356	30,114
General and administrative (1)	128,817	53,893	29,198
Total operating expenses	290,426	152,654	88,236
Loss from operations	(113,967)	(34,198)	(9,803)
Other (expense) income, net	(25,370)	3,160	2,333
Loss before (benefit from) provision for income taxes	(139,337)	(31,038)	(7,470)
(Benefit from) provision for income taxes	(40,617)	53	(156)
Net loss	$(98,720)	$(31,091)	$(7,314)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year ended June 30,
	2021 (2)	2020	2019
Cost of revenue	$2,938	$1,257	$331
Research and development	16,091	5,495	1,128
Sales and marketing	8,547	2,777	922
General and administrative	44,411	8,535	1,701
	$71,987	$18,064	$4,082

(2)	Includes the results of Divvy from the acquisition date on June 1, 2021.

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

	Year ended June 30,
	2021 (1)	2020	2019
Revenue
Subscription and transaction fees	97%	87%	79%
Interest on funds held for customers	3%	13%	21%
Total revenue	100%	100%	100%
Cost of revenue	26%	25%	28%
Gross margin	74%	75%	72%
Operating expenses
Research and development	38%	34%	27%
Sales and marketing	30%	29%	27%
General and administrative	54%	34%	27%
Total operating expenses	122%	97%	81%
Loss from operations	(48)%	(22)%	(9)%
Other (expense) income, net	(11)%	2%	2%
Loss before (benefit from) provision for income taxes	(59)%	(20)%	(7)%
(Benefit from) provision for income taxes	(17)%	—	—
Net loss	(42)%	(20)%	(7)%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

Comparison of Fiscal 2021 and 2020

Revenue

The components of our revenue during fiscal 2021 and 2020 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
Subscription and transaction fees	$232,255	$136,405	$95,850	70%
Interest on funds held for customers	6,010	21,195	(15,185)	(72)%
Total revenue	$238,265	$157,600	$80,665	51%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

Subscription and transaction fees increased to $232.3 million during fiscal 2021 from $136.4 million during fiscal 2020, an increase of $95.9 million or 70%.

•

Subscription fees increased to $111.6 million during fiscal 2021 from $83.8 million during for fiscal 2020, an increase of $27.8 million or 33%, driven primarily by the increase in customers and average subscription revenue per customer;

•

Transaction fees increased to $120.7 million during fiscal 2021 from $52.6 million during fiscal 2020, an increase of $68.1 million or 129% due mainly to increased adoption of new product offerings, the mix of transaction revenues shifting to variable-priced products, and Divvy’s transaction revenue from the acquisition date; and

•

Our average subscription revenue and transaction fees per customer, excluding Divvy’s revenue, increased by 29 during fiscal 2021 compared to fiscal 2020, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $6.0 million during fiscal 2021 from $21.2 million during fiscal 2020, a decrease of $15.2 million or 72%. The decrease was due mainly to the decrease in the yield we earned from investing customer funds, partially offset by the increase in the balance of customer funds held while payment transactions clear. The average rate of return earned on customer funds held was 0.32% during fiscal 2021, a decrease of 123 basis points from fiscal 2020. The decrease in yield was due mainly to the U.S. Federal Reserve’s action to cut the federal funds rate during calendar year 2020 in response to the COVID-19 pandemic.

The decrease in the yield we earned was partially offset by the increase in the balance of customer funds held while payment transactions clear. The average daily balance of customer funds in transit increased to approximately $1.9 billion during fiscal 2021 from approximately $1.4 billion during fiscal 2020, an increase of 37%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $140.3 billion during fiscal 2021 from approximately $96.5 billion during fiscal 2020, an increase of 45%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during fiscal 2021 and 2020 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
Cost of revenue	$61,806	$39,144	$22,662	58%
Gross profit	$176,459	$118,456	$58,003	49%
Gross margin	74%	75%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

Cost of revenue increased to $61.8 million during fiscal 2021 from $39.1 million during fiscal 2020, an increase of $22.7 million or 58%. The increase was due mainly to the following:

•

a $9.2 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;

•

a $7.5 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during fiscal 2021 increased by 39% compared to fiscal 2020 or 33% excluding Divvy’s headcount;

•	a $3.3 million increase in costs for consultants, temporary contractors, and shared overhead and other costs; and
•	a $2.7 million increase in amortization of acquired developed technology.

Gross margin decreased to 74% during fiscal 2021 from 75% during fiscal 2020, a decrease of 1% due primarily to the amortization of acquired developed technologies.

Research and Development Expenses

Research and development expenses during fiscal 2021 and 2020 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
Research and development expenses	$90,235	$53,405	$36,830	69%
Percentage of revenue	38%	34%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

Research and development expenses increased to $90.2 million during fiscal 2021 from $53.4 million during fiscal 2020, an increase of $36.8 million or 69%. The increase was due mainly to the following:

•

a $27.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings, and the acquisition of Divvy;

•

a $4.9 million increase in costs for engaging consultants and temporary contractors who provided product development services. Our average research and development headcount during fiscal 2021 increased by 47% compared to fiscal 2020 or 28% excluding Divvy’s headcount; and

•	a $4.8 million increase in shared overhead and other costs.

As a percentage of total revenue, research and development expenses increased to 38% during fiscal 2021 from 34% during fiscal 2020 due mainly to the increase in stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses during fiscal 2021 and 2020 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
Sales and marketing expenses	$71,374	$45,356	$26,018	57%
Percentage of revenue	30%	29%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

Sales and marketing expenses increased to $71.4 million during fiscal 2021 from $45.4 million during fiscal 2020, an increase of $26.0 million or 57%. The increase was due mainly to the following:

•

an $11.4 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services, and the acquisition of Divvy. Our average sales and marketing headcount during fiscal 2021 increased by 31% compared to fiscal 2020 or 10% excluding Divvy’s headcount;

•

a $5.2 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our effort in promoting our products and services and in increasing brand awareness;

•	a $4.5 million increase in rewards expense in connection with our rewards programs, whereby spending businesses earn rewards when they spend using cards issued to them;
•	a $3.0 million increase in amortization of acquired intangible assets; and
•	a $1.9 million increase in shared overhead and other costs.

As a percentage of total revenue, sales and marketing expenses increased to 30% during fiscal 2021 from 29% during fiscal 2020, due mainly to the non-cash amortization of acquired intangible assets.

General and Administrative Expenses

General and administrative expenses during fiscal 2021 and 2020 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
General and administrative expenses	$128,817	$53,893	$74,924	139%
Percentage of revenue	54%	34%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

General and administrative expenses increased to $128.8 million during fiscal 2021 from $53.9 million during fiscal 2020, an increase of $74.9 million or 139%. The increase was due mainly to the following:

•

a $44.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel and the acquisition of Divvy. Our average general and administrative headcount during fiscal 2021 increased by 46% compared to fiscal 2020 or 25% excluding Divvy’s headcount;

•	a $25.4 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives, including the acquisition of Divvy;
•	a $4.5 million increase in provision for credit losses, money transfer license fees, shared overhead and other costs; and
•	a $2.6 million increase in corporate insurance costs (mainly pertaining to costs associated with insurance policies for our directors and officers); partially offset by
•	a $2.5 million decrease in sales and use tax reserves.

As a percentage of total revenue, general and administrative expenses increased to 54% during fiscal 2021 from 34% during fiscal 2020 due mainly to the increase in stock-based compensation expense and professional and consulting fees.

Other (Expense) Income, Net

Other (expense) income, net during fiscal 2021 and 2020 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
Other (expense) income, net	$(25,370)	$3,160	$(28,530)	(903)%

(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

The change in other (expense) income, net during fiscal 2021 compared to fiscal 2020 was due mainly to the following:

•	a $27.9 million increase in interest expense mainly due to the amortization of debt discount and issuance costs of our 2025 Notes;
•	a $1.1 million decrease in interest income due to the decrease in interest rates; and
•	a $0.7 million loss on revaluation of redeemable convertible preferred stock warrant liabilities that was reported during fiscal 2020, but none during fiscal 2021.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes during fiscal 2021 and 2020 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2021	2020	Amount	%
(Benefit from) provision for income taxes	$(40,617)	$53	$(40,670)	76,736%

Benefit from income taxes during fiscal 2021 primarily resulted from the release of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Divvy. In addition, during fiscal 2021 we partially reversed the deferred tax liability established in connection with our issuance of the 2025 Notes.

Comparison of Fiscal 2020 and 2019

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

•

Subscription fees increased to $83.8 million during fiscal 2020 from $59.6 million during for fiscal 2019, an increase of $24.2 million or 41%, driven primarily by the increase in customers and average subscription revenue per customer.

•

Transaction fees increased to $52.6 million during fiscal 2020 from $26.4 million during fiscal 2019, an increase of $26.2 million or 100%, due mainly to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products.

•	Our total customers increased to over 98,000 as of June 30, 2020 compared to over 76,000 as of June 30, 2019, or an increase of approximately 28%.
•

Our average subscription revenue and transaction fees per customer increased by 11% and 58%, respectively, during fiscal 2020 compared to fiscal 2019, driven primarily by the increase in customers’ usage of our platform and payment activities.

Interest on funds held for customers decreased to $21.2 million during fiscal 2020 from $22.4 million during fiscal 2019, a decrease of $1.2 million or 5%. The decrease was due to the decrease in the yield we earned from investing customer funds, partially offset by the increase in the balance of customer funds held while payment transactions clear. The decrease in the yield we earned was due mainly to the following:

•

The average rate of return earned on customer funds held was 1.55% during fiscal 2020, a decrease of 51 basis points from fiscal 2019. The decrease in yield was due mainly to the U.S. Federal Reserve’s action to cut the federal funds rate during the second half of calendar year 2019 and again in March 2020 in response to the COVID-19 pandemic.

•	The average daily effective federal funds rate decreased by 95 basis points during fiscal 2020 from fiscal 2019.

The decrease in the yield we earned was offset by the increase in the balance of customer funds held while payment transactions clear. The average daily balance of customer funds in transit increased to approximately $1.4 billion during fiscal 2020 from approximately $1.1 billion during fiscal 2019, an increase of 25%. Fund balances increased due to growth in TPV. Our TPV increased to approximately $96.5 billion during fiscal 2020 from approximately $71.3 billion during fiscal 2019, an increase of 35%.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Cost of revenue	$39,144	$29,918	$9,226	31%
Gross profit	$118,456	$78,433	$40,023	51%
Gross margin	75%	72%

Cost of revenue increased to $39.1 million during fiscal 2020 from $29.9 million during fiscal 2019, an increase of $9.2 million or 31%. The increase was due mainly to the following:

•

a $4.8 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;

•

a $2.4 million increase in personnel-related costs, including non-cash stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers. Our average headcount of such personnel during fiscal 2020 increased by 21% compared to fiscal 2019; and

•	a $1.5 million increase in shared overhead costs and a $0.6 million increase in costs for consultants and temporary contractors.

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

Research and development expenses increased to $53.4 million during fiscal 2020 from $28.9 million during fiscal 2019, an increase of $24.5 million or 85%. The increase was due mainly to the following:

•

a $20.3 million increase in personnel-related costs, including non-cash stock-based compensation expense, resulting from the hiring of additional personnel who were directly engaged in developing new product offerings. Our average research and development headcount during fiscal 2020 increased by 55% compared to fiscal 2019;

•	a $2.9 million increase in shared overhead costs; and
•	a $1.0 million increase in costs for engaging consultants and temporary contractors who provided product development services.

As a percentage of total revenue, research and development expenses increased to 34% during fiscal 2020 from 27% during fiscal 2019 due mainly to the increase in our headcount, which resulted in higher personnel-related costs, including non-cash stock-based compensation expense, relative to the increase in our revenue.

Sales and Marketing Expenses

Sales and marketing expenses during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Sales and marketing expenses	$45,356	$30,114	$15,242	51%
Percentage of revenue	29%	27%

Sales and marketing expenses increased to $45.4 million during fiscal 2020 from $30.1 million during fiscal 2019, an increase of $15.3 million or 51%. The increase was due mainly to the following:

•

$9.4 million increase in personnel-related costs (after the adjustment to capitalize and subsequently amortize certain sales commissions, which increased on a net basis by $3.7 million), including non-cash stock-based compensation expense, due to the hiring of additional personnel who were directly engaged in acquiring new customers and in marketing our products and services. Our average sales and marketing headcount during fiscal 2020 increased by 44% compared to fiscal 2019;

•	$2.1 million increase in shared overhead costs;
•	$2.0 million increase in advertising spend; and
•

$1.7 million increase in various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our effort in promoting our products and services and in increasing brand awareness.

As a percentage of total revenue, sales and marketing expenses increased to 29% during fiscal 2020 from 27% during fiscal 2019, due mainly to the increase in our headcount, which resulted in higher personnel-related costs, including non-cash stock-based compensation expense, relative to the increase in our revenue.

General and Administrative Expenses
General and administrative expenses during fiscal 2020 and 2019 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
General and administrative expenses	$53,893	$29,198	$24,695	85%
Percentage of revenue	34%	27%

General and administrative expenses increased to $53.9 million during fiscal 2020 from $29.2 million during fiscal 2019, an increase of $24.7 million or 85%. The increase was due mainly to the following:

•

$16.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel. Our average general and administrative headcount during fiscal 2020 increased by 66% compared to fiscal 2019;

•	$1.8 million increase in shared overhead costs;
•	$2.9 million increase in professional and consulting fees as we obtained additional external assistance before and after we became a public company;
•	$2.2 million increase in corporate insurance costs, mainly pertaining to director and officer insurance costs, due to the effect of operating as a public company; and
•	$2.0 million increase in money transfer license fees and credit card processing fees due to the overall growth of our business.

As a percentage of total revenue, general and administrative expenses increased to 34% during fiscal 2020 from 27% during fiscal 2019 due mainly to the increase in our headcount, which resulted in higher personnel-related costs, including stock-based compensation expense, relative to the increase in our revenue.

Other Income, Net

Other income, net during fiscal 2020 and 2019 was as follows (amounts in thousands):

	Year ended June 30,		Change
	2020	2019	Amount	%
Other income, net	$3,160	$2,333	$827	35%

Other income, net increased to $3.2 million during fiscal 2020 from $2.3 million during fiscal 2019, an increase of $0.9 million or 35%. The increase was due mainly to the following:

•	$0.9 million increase in interest income due to the increase in corporate funds that were invested in highly liquid, investment-grade fixed income marketable securities; and
•	$0.6 million decrease in interest expense.

The increase in other income, net was offset by a $0.7 million increase in loss on revaluation of redeemable convertible preferred stock warrant liabilities.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding amortization of intangible assets, stock-based compensation expense, depreciation and amortization expense, and payroll taxes related to stock-based compensation expense. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Year ended June 30,
	2021	2020	2019
Total revenue	$238,265	$157,600	$108,351
GAAP Gross profit	176,459	118,456	78,433
Add:
Amortization of intangible assets	2,653	—	—
Stock-based compensation expense	2,938	1,257	331
Payroll taxes related to stock-based compensation expense	371	39	—
Depreciation and amortization expense	2,577	2,095	1,928
Non-GAAP gross profit	$184,998	$121,847	$80,692
GAAP gross margin	74.1%	75.2%	72.4%
Non-GAAP gross margin	77.6%	77.3%	74.5%

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

	Year ended June 30,
	2021	2020	2019
Net cash provided by (used in) operating activities	$4,623	$(4,430)	$(3,949)
Purchases of property and equipment	(18,902)	(11,437)	(2,743)
Capitalization of internal-use software costs	(2,304)	(639)	(1,556)
Free cash flow	$(16,583)	$(16,506)	$(8,248)

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents of $509.6 million, our available-for-sale short-term investments of $655.3 million, and our available lines of credit. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our lines of credit are comprised of credit agreements that we assumed from the acquisition of Divvy, under which we have a total borrowing commitment of $155.0 million. We can draw funds from these lines of credit to the extent there is sufficient balance of eligible acquired card receivables that serve as collateral.

On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes (2025 Notes) due on December 1, 2025. The 2025 Notes, which are further described below, are senior, unsecured obligations, and will not accrue interest unless we determine that special interest obligations are deemed necessary. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock.

We believe that our cash, cash equivalents, available-for sale short-term investments, and funds available under our lines of credit will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of the principal amount of the 2025 Notes in the event that the 2025 Notes become convertible and the noteholders opt to exercise their right to convert. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$4,623	$(4,430)	$(3,949)
Investing activities	(1,426,890)	(249,487)	(96,106)
Financing activities	1,639,583	863,126	491,655
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$217,316	$609,209	$391,600

Net Cash Provided by (Used in) Operating Activities

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

Net cash provided in operating activities increased to $4.6 million during fiscal 2021 from a net cash used of $4.4 million during fiscal 2020 due mainly to the increase in subscription and transaction fees revenue; partially offset by the increase in payments for costs of services and operating expenses. In addition, the net increase was partially due to the timing of usage of funds to pay our corporate expenditures.

Net cash used in operating activities increased to $4.4 million during fiscal 2020 from $3.9 million during fiscal 2019 due primarily to the increase in payments for our services and operating expenses, primarily employee salary and related costs due to the increase in headcount and administrative costs as we now operate as a public company; partially offset by the increase in subscription and transaction fees revenue.

Net Cash Used in Investing Activities

Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available-for-sale investments, payment for business acquisition, purchases of property and equipment, and capitalization of internal-use software. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.

Net cash used in investing activities increased to $1.4 billion during fiscal 2021 from $249.5 million during fiscal 2020 due primarily to the increase in purchases of corporate and customer fund short-term investments, payment made to acquire Divvy, increase in acquired card receivables, and increase in purchases of property and equipment; partially offset by the increase in proceeds from the maturities and sale of corporate and customer short-term investments.

Net cash used in investing activities increased to $249.5 million during fiscal 2020 from $96.1 million during fiscal 2019 due primarily to the increase in purchases of corporate and customer fund short-term investments and the increase in purchases of property and equipment; partially offset by the increase in proceeds from the maturities of corporate and customer fund short-term investments.

Net Cash Provided by Financing Activities

Our cash proceeds from our financing activities consist primarily of proceeds from the issuance of the 2025 Notes, exercises of stock options, and employee purchases of our common stock under our employee stock purchase plan (ESPP). In addition, our cash proceeds from our financing activities during fiscal 2020 included net proceeds from our IPO and follow-on offering. Our cash usage for our financing activities consists primarily of payments of costs related to the issuance of debt and common stock, and payments for the purchase of Capped Calls. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.

Net cash provided by financing activities increased to $1.6 billion during fiscal 2021 from $863.1 million during fiscal 2020 due primarily to the proceeds from the issuance of the 2025 Notes, increase in exercises of stock options, increase in employee purchases of common stock under our ESPP, and increase in customer funds liability; offset by the purchase of Capped Calls in connection with the issuance of the 2025 Notes and repayment of our line of credit borrowings. Additionally, our cash from financing activities during fiscal 2020 included the net proceeds from our IPO and follow-on offering.

Net cash provided by financing activities increased to $863.1 million during fiscal 2020 from $491.7 million during fiscal 2019 due primarily to the proceeds from our IPO and follow-on offering (net of underwriting discounts and other offering costs), increase in exercises of stock options, and proceeds from our line of credit borrowings; partially offset by a lower change in customer funds deposits liability. Additionally, our cash from financing activities during fiscal 2019 included proceeds from the issuance of redeemable convertible preferred stock.

2025 Notes

As of June 30, 2021, we had outstanding 2025 Notes with aggregate principal amount of $1.15 billion. The 2025 Notes are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock.

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

Credit Agreements

The credit agreements that we assumed from Divvy consisted of (i) Revolving Credit and Security Agreement (2021 Revolving Credit Agreement) and (ii) Warehouse Credit Agreement (2019 Credit Agreement, as amended).

The 2021 Revolving Credit Agreement has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. The total outstanding borrowings from the

Class A and Class B facilities, which bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%), were $37.5 million and $10.0 million, respectively, as of June 30, 2021. The 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to such agreement and the outstanding borrowings are payable on or before the maturity date.

The 2019 Credit Agreement (as amended) has a total commitment of $60.0 million. The outstanding borrowings from the amended 2019 Credit Agreement, which bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%), amounted to $30.0 million as of June 30, 2021. The interest rate drops to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. The 2019 amended Credit Agreement matures in January 2023 and the outstanding borrowings are payable on or before the maturity date.

The available funds under our credit agreements, after deducting our borrowings totaling $77.5 million, was $77.5 million as of June 30, 2021.

Contractual Obligations and Other Commitments

Our principal commitments to settle our contractual obligations are as follows as of June 30, 2021 (in thousands):

	Total	Less than 1 year	1 ~ 3 years	3 ~ 5 years	More than 5 years
Principal amount of the 2025 Notes (1)	$1,150,000	$—	$—	$1,150,000	$—
Borrowings from credit agreements, including interest obligations (2)	82,287	3,156	79,131	—	—
Operating leases, including imputed interest (3)	124,629	12,581	26,038	25,195	60,815
Purchase obligations (4)	32,908	11,282	16,126	3,750	1,750
Total	$1,389,824	$27,019	$121,295	$1,178,945	$62,565

(1)

Pertains to the principal amount of our 0% 2025 Notes due on December 1, 2025. The holders of the 2025 Notes have the right to convert before the maturity when the 2025 Notes become convertible under certain circumstances. If the 2025 Notes become convertible and the holders opt to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock.

(2)

Pertains to the principal amount of our outstanding borrowings from our 2021 Revolving Credit Agreement and 2019 Credit Agreement, totaling $77.5 million, plus estimate of interest obligations of $4.8 million assuming principal amounts remain outstanding through the maturity of the respective agreements.

(3)	Consists of future non-cancellable minimum rental payments under operating leases for our office facilities, data center facility and certain equipment.

(4)

Consists of future minimum payments under a strategic partnership agreement and purchases of software-related services with certain vendors. Obligations under contracts that we can cancel without a significant penalty were not included in the table above.

Off-Balance Sheet Arrangements

We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $30.3 million as of June 30, 2021 and have not been recorded on our consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions was not significant as of June 30, 2021.

Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of June 30, 2021.

Critical Accounting Estimates

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

Revenue recognition

Our contracts with our customers require us to provide multiple services comprising subscription, transaction and implementation services. We identify performance obligations in these contracts by evaluating whether individual services are distinct. Services that are not distinct are combined into a single performance obligation. The evaluation of whether a service is distinct involves judgment and could impact the timing of revenue recognition. We determine the transaction price in these contracts based on the amount of consideration we expect to be entitled to, which are typically variable. The transaction price is then allocated to each separate performance obligation on a relative standalone selling price basis. Each performance obligation is analyzed to determine if it is satisfied over time or at a point in time. Our performance obligations are generally recognized as revenue over the period each performance obligation is satisfied using an attribution method that best reflects the measure of progress in satisfying the performance obligation. The attribution method used involves judgment and impacts the timing of revenue recognition.

Our implementation services included in certain contracts with our financial institution customers consist of the development of interfaces between our online platform and the financial institutions’ online platform. The financial institution’s customers cannot access online bill pay services until implementation is complete. As a result, initial implementation services are not capable of being distinct from subscription and transaction processing services, and are combined into a single performance obligation. We also evaluate the ability of financial institution customers to renew contracts without having to pay up-front implementation fees again to determine if it provides them a material right. Material rights, which have not been significant to date, are treated as separate performance obligations and are recognized over the expected period of benefit.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.

Business Combinations

We account for acquisitions using the acquisition method of accounting, which requires assigning the fair value of purchase consideration to the assets acquired, including liabilities assumed in the acquiree at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquiree is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

The debt issuance costs are allocated between the liability and equity components based on the respective values of the liability and equity components. The debt issuance costs allocated to the liability component are being amortized as interest expense over the term of the Notes using the effective interest method. The debt issuance costs allocated to the equity component are presented as a reduction of additional paid-in capital in the accompanying consolidated balance sheets.

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

Credit Losses on Acquired Card Receivables

We acquire card receivables pursuant to our contracts with certain Issuing Banks. The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. We establish an allowance for credit losses based on an estimate of uncollectible balances resulting from credit losses and such allowance could fluctuate depending on certain factors. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, we use models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of our reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. We use these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivable balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. Our models use past loss experience to estimate the probability of default and exposure at default by aged balances. We also estimate the likelihood and magnitude of recovery of previously written off loans based on historical recovery experience. Additionally, we evaluate whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts.

We review our assumptions periodically and the amount of allowance that we recorded may be impacted by actual performance of the acquired card receivables and changes in any of the assumptions used. In general, we write-off card receivables after the entire balance becomes 120 days delinquent.

Customer Rewards

We offer a promotion program whereby users of our spend management application can earn rewards based on the volume of their card transactions. Users can redeem those rewards for cash, travel, and gift cards, among other things. We establish a rewards liability that represents management’s estimate of the cost for earned rewards. Our estimate of the liability is determined based on points earned for every card spend, an estimate of the redemption cost and an estimate of expected redemption (net of breakage). Our estimated liability could fluctuate based on the changes on the input used to make our estimate.

Stock-based compensation

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

Expected volatility –The expected volatility was estimated based on the historical volatility of our common stock. The expected volatility that we used for stock option awards assumed in an acquisition was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the lifecycle or area of specialty.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of stock option awards for periods corresponding with the expected term of the option.

Expected dividend yield – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts. Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. Our customer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. As a secondary objective, we seek to maximize interest income. Our customer funds assets are invested in money market funds that maintain a constant market price, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy, reflecting restrictions on permissible investments in applicable state money transmitter laws, governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.

As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments. However, the liquidity risk is minimized by collecting the customer’s funds in advance of the payment obligation and by maintaining significant investments in bank deposits and constant-value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income marketable securities. We also maintain other sources of liquidity including our corporate cash balances.

Interest Rate and Credit Risk

We are exposed to interest-rate risk relating to our investments of corporate cash and funds held for customers that we process through our bank accounts. Our corporate investment portfolio consists principally of interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper and other corporate notes, asset-backed securities, and U.S. Treasury securities. Funds that we hold for customers are held in non-interest and interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper and other corporate notes, and U.S. Treasury securities. We recognize interest earned from funds held for customers as revenue. We do not pay interest to customers.

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.27% during fiscal 2021 from 1.52% during fiscal 2020 due primarily to the changes in the short-term interest rate environment, including the U.S. Federal Reserve’s lowering of the federal funds rate in March 2020 in response to the COVID-19 pandemic, as the average daily effective federal funds rate decreased by 121 basis points.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until the securities are sold. Based on current investment practices, a change in the interest rate of 100 basis points would have changed our interest income from our corporate investment portfolio by approximately $12.4 million during fiscal 2021 on average corporate investment balances of approximately $1.2 billion. A change in the interest rate of 100 basis points would have changed our interest on funds held for customers by approximately $18.6 million during fiscal 2021 on average funds held for customers of $1.9 billion.

We are also exposed to interest-rate risk relating to borrowings from our credit agreements. As of June 30, 2021, our available funds under our credit agreements provide for a revolving credit facility of up to $77.5 million, after deducting our outstanding borrowings of $77.5 million. Because the interest rate on the borrowings is indexed to LIBOR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.

We are exposed to credit risk in connection with our investments in securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities as rated by Moody’s, Standard & Poor’s, or Fitch, by investing only in securities that mature in the near-term, and by limiting concentration in securities other than U.S. Treasuries. Investment in securities of issuers with short-term credit ratings must be rated A-2/P-2/F2 or higher. Investment in securities of issuers with long-term credit ratings must be rated A- or A3, or higher. Investment in asset-backed securities and money market funds must be rated AAA or equivalent. Investment in repurchase agreements will be at least 102 percent collateralized with securities issued by the U.S. government or its agencies. Securities in our corporate portfolio may not mature beyond two years from purchase, and securities held in our customer fund accounts may not mature beyond 13 months from purchase. No more than 5% of invested funds, either corporate or customer, may be held in the issues of a single corporation.

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

We are exposed to credit risk from card receivable balances we have with our spending businesses. Spending businesses may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we regularly review our credit exposure to specific spending businesses and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). We rely principally on the spending businesses’ creditworthiness for repayment of card receivables and therefore have limited recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of card receivables, these estimates may not be accurate.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk relating to our cross-border payment service, which allows customers to pay their international suppliers in foreign currencies. When customers make a cross-border payment, customers fund those payments in U.S. dollars based upon an exchange rate that is quoted on the initiation date of the transaction. Subsequently, when we convert and remit those funds to our customers’ suppliers primarily through our global payment partners, the exchange rate may differ, due to foreign exchange fluctuation, from the exchange rate that was initially quoted. Our transaction fees to our customers are not adjusted for changes in foreign exchange rates between the initiation date of the transaction and the date the funds are converted. If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bill.com Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bill.com Holdings, Inc. (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 30, 2021 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Funds Held for Customers and Customer Fund Deposits
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, funds held for customers and the corresponding customer fund deposits liability represent the Company’s contractual obligations to remit funds to customers or customers’ suppliers, to satisfy customers’ fund obligations and are recorded as an asset and corresponding liability at the time the Company collects funds from customers or on behalf of customers. At June 30, 2021, the Company reported a funds held for customers and corresponding customer fund deposit liability of $2.2 billion. The Company processes a high volume of transactions comprising of funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers.

Auditing the funds held for customers and corresponding customer fund deposits liability was complex and involved an increased extent of audit effort due to the subjectivity in applying audit procedures, the significance of the balances, and the high volume of transactions and the complexity of the account reconciliations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s funds held for customers and customer funds deposits. For example, we tested controls over management’s review of the completeness and accuracy of the account reconciliations.

To test the funds held for customers and corresponding customer fund deposits liability, our audit procedures included, among others, obtaining external confirmations for the cash and investment balances and testing the account reconciliations. We sampled funding and disbursement transactions prior to and subsequent to period end and evaluated whether funds were properly included or excluded from the funds held for customers and customer fund deposit balances and evaluated the aging of balances. We performed analytical procedures using transactional data for a period of time prior to and subsequent to period end.

Convertible Senior Notes
Description of the Matter

As described in Note 10 to the consolidated financial statements, in November 2020, the Company issued $1.15 billion of convertible senior notes due in 2025 (“Convertible Senior Notes”), which, upon conversion, permit the Company to pay or deliver cash, shares of its common stock, or a combination of cash and shares of common stock at the Company’s election. The Company entered into separate capped call transactions to reduce potential dilution or offset any cash payments the Company may make in excess of the principal amount upon conversion of the Convertible Senior Notes. These transactions are collectively referred to as the Convertible Senior Notes Transactions.

Auditing the Company’s accounting for the Convertible Senior Notes Transactions was complex due to the significant judgment required in determining the liability component of the Convertible Senior Notes as well as the balance sheet classification of the components of the Convertible Senior Notes Transactions. The Company estimated the fair value of the liability component of the Convertible Senior Notes by measuring the fair value of similar debt instruments that do not have an associated conversion feature. Additionally, the Company performed a detailed analysis of the terms of the Convertible Senior Notes Transactions to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the Convertible Senior Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Senior Notes Transactions, including management’s review of the model and significant assumptions used in determining the fair value of the liability component of the Convertible Senior Notes and the recording of the associated liability and equity components.

Our testing of the Company’s initial accounting for the Convertible Senior Notes Transactions included, among other procedures, reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Senior Notes Transactions, including the determination of the balance sheet classification of each component of the Convertible Senior Notes Transaction and identification of any derivatives included in the arrangements. We involved a valuation specialist in our testing of the fair value of the liability component, including evaluating the Company’s selection of the valuation methodology and other significant assumptions used by the Company. We evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the fair value assumptions, we evaluated the Company’s estimates of its credit risk, equity volatility, dividend yield and the market risk free rate as well as its analysis of comparable issuances of debt securities by companies with a similar credit risk rating.

Valuation of Acquired Intangible Assets
Description of the Matter

As described in Note 3 to the consolidated financial statements, in June 2021, the Company completed the acquisition of DivvyPay, Inc. for net consideration of $2.3 billion. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily included developed technology and customer relationships.

Auditing the Company's accounting for its acquisition of DivvyPay, Inc. was complex due to (i) the significant estimation required by management in determining the fair value of the technology-related intangible assets and customer relationship intangible assets of $191 million and $198 million, respectively (collectively, “the intangible assets”); and (ii) as described in our Opinion on Internal Control over Financial Reporting, the material weakness identified relating to the accounting for the acquisition. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the discounted cash flow method of the income approach to measure the fair value of these intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of forecasted revenue, the royalty rate applied to revenue attributable to developed technology, and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets.  For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the appropriateness of the Company's selected valuation methodologies, evaluating the forecasted financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the acquired intangible assets. For example, we compared the forecasted revenue growth rates and forecasted EBITDA as a percentage of revenue to historical results of the acquired business and to the corresponding rates of guideline public companies. We compared the royalty rate to the rates in similar developed technology licensing agreements. We evaluated the discount rate by comparing the rate to those of the acquired business’s weighted average cost of capital, internal rate of return and weighted-average return on assets. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

San Francisco, California

August 30, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bill.com Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Bill.com Holdings, Inc.’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Bill.com Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Divvy Pay, Inc., which is included in the June 30, 2021 consolidated financial statements of the Company and constituted 6% and 7% of total and net assets, respectively, as of June 30, 2021 and 4% and 6% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DivvyPay, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the accounting for the Company’s business combination, including a lack of sufficient precision in the performance of reviews of the analyses supporting the purchase price allocation accounting and other acquisition related entries and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the June 30, 2021 consolidated financial statements, and this report does not affect our report dated August 30, 2021 which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

San Francisco, California

August 30, 2021

BILL.COM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$509,615	$573,643
Short-term investments	655,314	123,974
Accounts receivable, net	18,222	4,252
Acquired card receivables, net	147,093	—
Unbilled revenue	8,118	6,549
Prepaid expenses and other current assets	59,077	26,781
Funds held for customers	2,208,598	1,644,250
Total current assets	3,606,037	2,379,449
Non-current assets:
Operating lease right-of-use assets, net	71,925	—
Property and equipment, net	48,902	13,866
Intangible assets, net	417,341	—
Goodwill	1,772,043	—
Other assets	52,925	10,700
Total assets	$5,969,173	$2,404,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,904	$3,478
Accrued compensation and benefits	20,287	12,387
Deferred revenue	12,848	5,891
Other accruals and current liabilities	72,022	10,841
Customer fund deposits	2,208,598	1,644,250
Total current liabilities	2,325,659	1,676,847
Non-current liabilities:
Deferred revenue	2,926	2,622
Operating lease liabilities	86,639	—
Borrowings from credit facilities, net	79,534	—
Convertible senior notes, net	909,847	—
Deferred income tax liability	9,090	—
Other long-term liabilities	25,888	13,827
Total liabilities	3,439,583	1,693,296
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 shares authorized; 94,504 and 79,635 shares issued and outstanding at June 30, 2021 and 2020, respectively	2	2
Additional paid-in capital	2,777,155	857,044
Accumulated other comprehensive (loss) income	(100)	2,420
Accumulated deficit	(247,467)	(148,747)
Total stockholders' equity	2,529,590	710,719
Total liabilities and stockholders' equity	$5,969,173	$2,404,015

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended June 30,
	2021	2020	2019
Revenue
Subscription and transaction fees	$232,255	$136,405	$85,951
Interest on funds held for customers	6,010	21,195	22,400
Total revenue	238,265	157,600	108,351
Cost of revenue	61,806	39,144	29,918
Gross profit	176,459	118,456	78,433
Operating expenses
Research and development	90,235	53,405	28,924
Sales and marketing	71,374	45,356	30,114
General and administrative	128,817	53,893	29,198
Total operating expenses	290,426	152,654	88,236
Loss from operations	(113,967)	(34,198)	(9,803)
Other (expense) income, net	(25,370)	3,160	2,333
Loss before (benefit from) provision for income taxes	(139,337)	(31,038)	(7,470)
(Benefit from) provision for income taxes	(40,617)	53	(156)
Net loss	$(98,720)	$(31,091)	$(7,314)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.19)	$(0.70)	$(0.94)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	82,813	44,106	7,797

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended June 30,
	2021	2020	2019
Net loss	$(98,720)	$(31,091)	$(7,314)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments in available-for-sale securities, before tax	(2,520)	2,094	679
Income tax	—	—	(176)
Comprehensive loss	$(101,240)	$(28,997)	$(6,811)

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	(loss) income	deficit	(deficit) equity
Balance at June 30, 2018	47,131	$191,147	7,345	$1	$8,614	$(177)	$(110,342)	$(101,904)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	5,304	85,160	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of early-exercised stock options	—	—	809	—	1,702	—	—	1,702
Stock-based compensation	—	—	—	—	4,082	—	—	4,082
Issuance of stock warrants	—	—	—	—	274	—	—	274
Other comprehensive income, net of tax	—	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	—	(7,314)	(7,314)
Balance at June 30, 2019	52,435	276,307	8,154	1	14,672	326	(117,656)	(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	4,330	—	307,512	—	—	307,512
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,298	—	13,460	—	—	13,460
Issuance of common stock upon exercise of stock warrants	—	—	121	—	144	—	—	144
Stock-based compensation	—	—	—	—	18,064	—	—	18,064
Other comprehensive income	—	—	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	—	—	(31,091)	(31,091)
Balance at June 30, 2020	—	—	79,635	2	857,044	2,420	(148,747)	710,719
Issuance of common stock as consideration for an acquisition, net of issuance costs	—	—	10,767	—	1,603,031	—	—	1,603,031
Fair value of replacement awards	—	—	—	—	55,275	—	—	55,275
Equity component of 2025 Notes, net of issuance costs and taxes	—	—	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,656	—	26,981	—	—	26,981
Issuance of common stock under the employee stock purchase plan	—	—	446	—	8,864	—	—	8,864
Stock-based compensation	—	—	—	—	68,754	—	—	68,754
Other comprehensive loss	—	—	—	—	—	(2,520)	—	(2,520)
Net loss	—	—	—	—	—	—	(98,720)	(98,720)
Balance at June 30, 2021	—	$—	94,504	$2	$2,777,155	$(100)	$(247,467)	$2,529,590

See accompanying notes to consolidated financial statements

BILL.COM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Year ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(98,720)	$(31,091)	$(7,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,350	4,257	3,154
Stock-based compensation	68,290	18,064	4,082
Amortization of debt discount (accretion of debt premium) and issuance costs	27,531	—	—
Amortization of intangible assets	5,659	—	—
Amortization of premium (accretion of discount) on investments in marketable debt securities	4,692	(3,815)	(1,319)
Non-cash operating lease expense	3,813	—	—
Provision for losses on acquired card receivables	741	—	—
Deferred income taxes	(40,617)	—	(176)
Other	—	717	299
Changes in assets and liabilities:
Accounts receivable	(6,535)	(1,054)	(2,098)
Unbilled revenue	(1,569)	(554)	(1,748)
Prepaid expenses and other current assets	2,275	(10,434)	(5,690)
Other assets	(12,525)	(4,928)	(995)
Accounts payable	7,417	(1,596)	3,171
Other accruals and current liabilities	22,980	9,755	4,336
Operating lease liabilities	8,395	—	—
Other long-term liabilities	592	12,991	302
Deferred revenue	6,854	3,258	47
Net cash provided by (used in) operating activities	4,623	(4,430)	(3,949)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(556,090)	—	—
Purchases of corporate and customer fund short-term investments	(2,070,296)	(1,088,611)	(830,622)
Proceeds from maturities of corporate and customer fund short-term investments	1,104,532	806,000	694,303
Proceeds from sale of corporate and customer fund short-term investments	142,665	46,159	54,715
Increase in other receivables included in funds held for customers	(10,792)	(959)	(10,203)
Increase in acquired card receivables	(15,703)	—	—
Purchases of property and equipment	(18,902)	(11,437)	(2,743)
Capitalization of internal-use software costs	(2,304)	(639)	(1,556)
Net cash used in investing activities	(1,426,890)	(249,487)	(96,106)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	1,129,379	—	—
Purchase of capped calls	(87,860)	—	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	225,481	—
Proceeds from issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	308,176	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	85,160
Increase in customer fund deposits liability	564,348	314,944	414,293
Proceeds from line of credit borrowings	—	2,300	—
Payments on line of credit and bank borrowings	(2,300)	—	(9,500)
Proceeds from exercise of stock options	28,209	12,232	1,702
Proceeds from issuance of common stock under the employee stock purchase plan	8,864	—	—
Other	(1,057)	(7)	—
Net cash provided by financing activities	1,639,583	863,126	491,655
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	217,316	609,209	391,600
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	1,592,377	983,168	591,568
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$1,809,693	$1,592,377	$983,168

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:

Cash and cash equivalents	$509,615	$573,643	$90,306
Restricted cash included in other current assets	10,977	35	256
Restricted cash included in other long-term assets	6,875	—	550
Restricted cash and restricted cash equivalents included in funds held for customers	1,282,226	1,018,699	892,056
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,809,693	$1,592,377	$983,168
Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$174	$872
Noncash investing and financing activities:
Fair value of shares issued as consideration for acquisition	$1,603,543	$—	$—
Fair value of stock-based awards assumed in acquisition	$55,275	$—	$—
Payable on purchases of property and equipment	$664	$—	$—
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$276,307	$—
Reclassification of redeemable convertible preferred stock warrant liabilities into additional paid-in capital upon initial public offering	$—	$1,405	$—
Receivable from broker-assisted exercises of stock options	$—	$1,228	$—
Accrued stock and debt issuance costs	$120	$664	$470

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

The Company is a provider of software-as-a-service, cloud-based payments and spend management products, which allow users to automate accounts payable and accounts receivable transactions, enable users to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows and improve back office efficiency.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All long-lived assets are located in the U.S. and all revenue is generated in the U.S.

Business Combination

The Company accounts for acquisitions using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill.

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, discount rates and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods (e.g., relief from royalty methods). The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the tangible and intangible assets acquired and liabilities assumed, including an indemnification asset related to certain assumed liabilities, net lease liabilities, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies with a corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including useful lives of long-lived assets, capitalization of internal-use software costs, incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities, the estimate of credit losses on accounts receivable, acquired card receivables and other financial assets, accrual for rewards, fair value of convertible notes, the attribution method used to recognize revenue on annual contracts, variable consideration used in revenue recognition for certain financial institutions, benefit periods used to amortize deferred commissions, reserve for losses on funds held for customers, and income tax. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Funds held for customers and customer fund deposits

Funds held for customers and the corresponding liability on customer fund deposits represent funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers. Generally, these funds held for customers are initially deposited in separate bank accounts until remitted to the customers’ suppliers or to the customers. The funds held for customers are restricted for the purpose of satisfying the customers’ fund obligations and are not available for general business use by the Company. The Company partially invests funds held for customers in highly liquid investments with maturities of three months or less and in marketable debt securities with maturities of more than three months up to thirteen months at the time of purchase. Funds held for customers that are invested in marketable debt securities are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive (loss) income on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company contractually earns interest on funds held for customers with associated counterparties.

Cash, cash equivalents, restricted cash and restricted cash equivalents

Cash and cash equivalents consist of cash in banks, highly liquid investments with maturities of three months or less at the time of purchase, and securities purchased under overnight reverse repurchase agreements.

Restricted cash consists of (i) amounts restricted under deposit control agreements, (ii) cash collateral required by the Company’s lessors to satisfy letter of credit requirements under its lease agreements, (iii) cash collateral required by a bank in connection with the Company’s money transmission activities, and (iv) cash in bank deposits included in funds held for customers.

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

Short–term investments

The Company invests excess cash in marketable debt securities with maturities of more than three months. These securities are classified as available-for-sale and recorded at fair value. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. After consideration of risk versus reward attributes and liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets. Unrealized gains or losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. An impairment loss is recognized when the decline in fair value of the marketable debt securities is determined to be other than temporary. The Company periodically evaluates its investments to determine if impairment charges are required. The Company determined that there was no other-than-temporary impairment on short-term investments during the years ended June 30, 2021, 2020 and 2019.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, acquired card receivables, card receivables held for sale, and deposits of cash with a bank (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents, and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound with minimal credit risk. The Company has not experienced any significant credit losses relating to its Financial Assets.

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets and customer accounts is recognized, if material. As of June 30, 2021, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled $1.9 million.

There were no customers that exceeded 10% of the Company’s total revenue during the years ended June 30, 2021, 2020 and 2019.

Accounts receivable and unbilled revenue

Accounts receivable, which consist primarily of fees from customers, including accounting firm and financial institution customers, are recorded at the invoiced amount, net of an allowance for credit losses. Unbilled revenue is recorded based on amounts that the Company expects to invoice to customers in the subsequent period. The allowance for credit losses related to accounts receivable and unbilled revenue is based on the Company’s assessment of the collectability of the receivables. The Company regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. For all periods presented, the allowance for credit losses related to accounts receivable and unbilled revenue was not significant.

Acquired card receivables

The portfolios of acquired card receivables are commercial accounts diversified across various geographies and industries. The Company manages credit risk based on common risk characteristics including macroeconomic factors such as unemployment rates and financial condition of the users of the spend management application.

Acquired card receivables are reported at their principal amounts and include uncollected fees outstanding net of allowance for credit losses. Acquired card receivables are deemed to be held for investment when management has the intent and ability to hold them for the foreseeable future.

As part of the onboarding process, users of the Company’s free spend management application are provided with a credit limit subject to a credit policy and underwriting process which is periodically re-performed based on risk indicators and the size of the credit limit.

Acquired card receivables represent amounts due on card transactions integrated with the spend management application. The Company is contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared at the Issuing Banks. Acquired card receivables are recorded at the time a transaction clears the Issuing Banks and generally payment for the card receivables is made on the day the transaction clears the Issuing Banks.

The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for credit losses reflects the Company’s estimate of uncollectible balances resulting from credit and fraud losses and is based on the determination of the amount of expected losses inherent in the acquired card receivable as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, the Company uses models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. The Company uses these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivable balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. The Company’s models use past loss experience to estimate the probability of default and exposure at default by aged balances. The Company also estimates the likelihood and magnitude of recovery of previously written off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts. In general, acquired card receivables are written off after substantially the entire balance becomes 120 days delinquent. Assumptions regarding expected losses are reviewed periodically and may be impacted by actual performance of the acquired card receivables and changes in any of the factors discussed above. As of June 30, 2021, the allowance for potential credit losses totaled $1.7 million.

Derivative Instruments

The Company retains a beneficial interest derivative in the form of a deferred purchase price on card receivables sold. This derivative is not designated as a hedging instrument, and is initially recorded at fair value, with subsequent changes in fair value recorded through other gains and losses. The Company does not use derivative instruments for speculative or trading purposes. The beneficial interest derivative is a residual interest in collections on card receivables sold, and serves to align the economic interests of the Company as servicer with those of the Purchasing Bank.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally one to three years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized.

Intangible Assets

The Company generally recognizes assets for customer relationships, developed technology, and finite-lived trade names from an acquisition. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, generally from 3 to 8 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and trade names is recognized in sales and marketing expenses.

Impairment

The valuation of goodwill at the reporting unit level is reviewed annually during the fourth fiscal quarter or more frequently if facts or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has one reporting unit; therefore, all of its goodwill is associated with the entire company. Management has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company also has the option to bypass the qualitative assessment and perform the quantitative assessment.

The Company reviews the valuation of long-lived assets, including property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Impairment testing is performed at the asset group level.

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

Accrued Rewards

Spending businesses participate in rewards programs based on card transactions. The Company records a rewards liability that represents the estimated cost for earned rewards. Rewards liabilities are impacted over time by redemption costs and by spending businesses meeting eligibility requirements. Changes in the rewards liabilities during the period are recognized as an increase or decrease to sales and marketing expense in the accompanying consolidated statements of operations. The accrued rewards liability was $19.2 million as of June 30, 2021 and is included in other accruals and current liabilities in the accompanying consolidated balance sheets. The rewards expense, which is included in sales and marketing expenses in the accompanying consolidated statements of operations, was $4.5 million during the year ended June 30, 2021.

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

The debt issuance costs are allocated between the liability and equity components based on the respective values of the liability and equity components. The debt issuance costs allocated to the liability component are being amortized as interest expense over the term of the Notes using the effective interest method. The debt issuance costs allocated to the equity component are presented as a reduction of additional paid-in capital in the accompanying consolidated balance sheets.

Revenue recognition

Arrangements with SMBs and Accounting Firms

The Company enters into contracts with SMB and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears or annual arrangements paid up front. The Company charges its SMB and accounting firm customers subscription fees for access to its platform based on the number of users and level of service. The Company also charges these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company’s website.

The Company accounts for its annual and monthly contracts as a series of distinct services that are satisfied over time. The Company determines the transaction price for such contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. The Company recognizes the transaction price as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.  Revenues recognized exclude amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.

Arrangements with Financial Institutions

The Company enters into multi-year contracts with financial institution customers to provide access to the Company’s cloud-based payments platform to process transactions.  These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with the Company’s online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete.

Initial implementation services and transaction processing services are not capable of being distinct from the subscription for online bill pay services and are combined into a single performance obligation. The total consideration in these contracts varies based on the number of users and transactions to be processed. The Company has determined it meets the variable consideration allocation exception and therefore recognizes guaranteed monthly payments and any overages as revenue in the month they are earned. Implementation fees are recognized based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period. The ability of the financial institution customers to renew their contracts without having to pay up-front implementation fees again could provide them a material right. Material rights, which have not been significant to date, are treated as separate performance obligations and are recognized over the expected period of benefit. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price.

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

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including stock-based compensation expenses, for the Company’s customer success and payment operations teams, certain costs that are directly attributed to processing customers’ transactions (such as the cost of printing checks, postage for mailing checks, and expenses for processing payments), direct and amortized costs for implementing and integrating the Company’s platform into the customers’ systems, costs for maintaining, optimizing, and securing the Company’s cloud payments infrastructure, amortization of capitalized internal-use software, amortization of developed technology, fees on the investment of customer funds, and allocation of overhead costs.

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

Expected volatility – Prior to the Company’s IPO, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. For grants made after the Company’s IPO, the expected volatility was estimated based on the historical volatility of the Company’s common stock.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected dividend yield – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Advertising

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2021, 2020 and 2019 were $8.5 million, $5.8 million and $3.7 million, respectively.

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

New accounting pronouncements:

Adopted

On July 1, 2020, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes an ROU model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company elected to early adopt this ASU following the alternative transition method. Under this method, the Company is not required to restate or disclose the effects of applying Topic 842 for comparative periods. Upon adoption of this ASU, the Company has elected to apply the package of all three practical expedients of not reassessing the following: (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. In addition, the Company elected to apply the following policies: (i) lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term and (ii) nonlease components shall not be separated from the lease components, but instead accounted for as a single lease component. The adoption of this ASU resulted in the recognition of operating lease ROU assets of $44.2 million and operating lease liabilities of $49.7 million, and the derecognition of the deferred rent and lease incentive liabilities of $13.7 million, on the consolidated balance sheet on July 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows.

On July 1, 2020, the Company early adopted FASB ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, the amount that will be recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2020, the Company early adopted FASB ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires implementation costs incurred in a hosting arrangement that is a service contract to be capitalized and amortized over the term of the hosting arrangement. This ASU was adopted on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2020, the Company adopted FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies, and adds certain disclosure requirements under Topic 820, such as the removal of disclosure of valuation process for Level 3 fair value measurements and removal of disclosure of changes in unrealized gains and losses for recurring Level 3 fair value measurements. The Company adopted this ASU with the applicable required disclosures shown in Note 4 below.

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

On July 1, 2020, the Company early adopted FASB ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that credit losses on financial assets, such as trade and other receivables and available-for-sale debt securities, be recognized as allowance for losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost.  Other than its impact to the acquired card receivables (see Note 7), the adoption of this ASU did not have a material impact with respect to the Company’s estimation of credit losses related to trade receivables other financial assets, and available-for-sale debt securities.

Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments. Under this ASU, the embedded conversion features will no longer be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method. This ASU is effective in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective method or a full retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company intends to adopt this ASU beginning July 1, 2021. The Company is currently assessing the impact of the adoption of this ASU and expects that the impact will be material to the Company’s consolidated financial statements due to the removal of the equity component of the debt and the associated impact of such adjustment to the accretion of debt discount, which will result in a decrease in interest expense and net loss.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of LIBOR, the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and Deferred Costs

The Company generates revenue from two primary sources: (1) subscription and transaction fees and (2) interest on funds held for customers. The Company’s customers include small and midsize businesses (SMBs), accounting firms and financial institutions. The Company’s subscription and transaction fees are disaggregated by customer category and consisted of the following (in thousands):

	Year ended June 30,
	2021	2020	2019
Small-to-midsize business and accounting firm customers	$218,227	$126,035	$76,292
Financial institution customers	14,028	10,370	9,659
Total subscription and transaction fees	$232,255	$136,405	$85,951

Remaining performance obligations with financial institutions

As of June 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $145.9 million. Of this amount, the Company expects to recognize approximately $28.1 million, or 19%, within one year. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company’s contracts with its financial institution customers, which are inherently uncertain. Once the services for the Company’s significant contracts have launched, the Company expects the amount of revenue to be recognized for the remaining transaction price will be materially consistent over the next two to five years.

Deferred revenue

Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the consolidated balance sheets. During the year ended June 30, 2021, the Company recognized $6.3 million of revenue that was included in the deferred revenue balance as of June 30, 2020.

Deferred costs

Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2021	2020
Deferred sales commissions:
Current	$4,169	$2,829
Non-current	6,542	5,613
Total deferred sales commissions	$10,711	$8,442
Deferred service costs:
Current	$1,539	$618
Non-current	15,260	4,474
Total deferred service costs	$16,799	$5,092

The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions was $3.6 million, $2.3 million and $1.4 million during the years ended June 30, 2021, 2020 and 2019, respectively. The amortization of deferred service costs was $0.6 million, $0.4 million and $1.1 million during the years ended June 30, 2021, 2020 and 2019, respectively.

NOTE 3 – BUSINESS COMBINATION

On June 1, 2021 (acquisition date), the Company acquired 100% of the outstanding equity interests of DivvyPay, Inc. (Divvy). The results of Divvy’s operations have been included in the consolidated financial statements since the acquisition date. Divvy offers a cloud-based spend management application and smart corporate cards to SMBs in the U.S. The acquisition of Divvy will enhance the Company’s ability to provide an expanded solution to enable SMBs to manage accounts payable, corporate card spend, and accounts receivable all in one place. Additionally, the acquisition will expand the market opportunity for the Company by offering a spend management application combined with smart corporate cards to its existing customers and network members.

The acquisition purchase consideration totaled $2.3 billion, which consisted of the following (in thousands):

Equity consideration (1)	$1,658,818
Cash	664,779
Total	$2,323,597

(1)

This includes 10,767,140 shares of the Company’s common stock issued with a fair value based upon the opening market price on the acquisition date. This also includes the stock options assumed to replace stock options that were granted after May 1, 2019 under Divvy’s 2016 Equity Incentive Plan (Divvy 2016 Plan) and were outstanding on the acquisition date. The fair value of these stock options was $55.3 million, which was the amount attributable to the pre-combination requisite service period. See Note 11 for additional details about the share-based compensation arrangements.

Following a business combination, the Company has a period of not more than 12 months from the acquisition date to finalize the fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and indemnification asset related to certain assumed liabilities at the acquisition date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$108,689
Acquired card receivables	159,784
Accounts receivable	7,435
Card receivables held for sale	12,730
Property and equipment	15,805
Intangible assets	423,000
Prepaid expenses and other assets	57,669
Total identifiable assets acquired	785,112
Accounts payable and other liabilities	(153,855)
Outstanding borrowings from credit facilities	(79,703)
Total liabilities assumed	(233,558)
Net identifiable assets acquired	551,554
Goodwill	1,772,043
Net assets acquired	$2,323,597

The preliminary fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary fair value	Weighted average useful life (In years)
Customer relationships	$198,000	10.0
Developed technology	191,000	6.0
Trade name	34,000	3.0
Total	$423,000	7.6

Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 16.0%.

Developed technology was measured at fair value using the relief-from-royalty method of the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from existing technology, a pre-tax royalty rate of 15.0% and a discount rate of 16.0%.

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 1.0% and a discount rate of 16.0%.

The $1.8 billion goodwill is attributable primarily to the expected synergies and economies of scale expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2021, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Divvy.

As of the acquisition date, the fair value of card receivables held for sale, which approximates the gross contractual amount, was $12.7 million. These receivables were substantially settled as of June 30, 2021.

Pursuant to the terms of the merger agreement, the Company recognized an indemnification asset of $20.4 million related to certain assumed liabilities at the acquisition date. The indemnification asset was measured and recognized on the same basis and at the same time as the indemnified liabilities.

The Company recognized $15.5 million of acquisition-related costs that were expensed in the current period. These costs are shown as part of general and administrative expenses in the accompanying consolidated statements of operations. The Company also recognized $0.5 million in costs associated with the issuance and registration of the shares issued as consideration in the acquisition of Divvy. Those costs were reported as a reduction of additional paid-in capital within stockholders’ equity.

The amounts of Divvy’s total revenues and net loss that were included in the Company’s consolidated statement of operations from the acquisition date through June 30, 2021 were $10.3 million and $11.4 million, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma information does not necessarily reflect the actual results of operations of the combined entities that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Divvy, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the year ended June 30, 2021 was adjusted to exclude nonrecurring acquisition-related costs of $2.3 million. The pro forma net loss for the year ended June 30, 2020 was adjusted to include nonrecurring acquisition-related costs of $75.3 million. Below is the unaudited pro forma financial information of the combined results of operations of the Company and Divvy as if the acquisition occurred on July 1, 2019 (in thousands).

	Year ended June 30,
	2021	2020
Total revenue	$307,618	$192,770
Net loss	$(223,470)	$(206,166)

NOTE 4 – FAIR VALUE MEASUREMENT

The Company measures and reports its cash equivalents, short-term investments, funds held for customers that are invested in money market funds and marketable debt securities, and beneficial interest derivative on card receivables sold at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following tables set forth the fair value of assets that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$365,550	$—	$—	$365,550
Corporate bonds	—	15,499	—	15,499
	365,550	15,499	—	381,049
Short-term investments:
Corporate bonds	—	466,459	—	466,459
U.S. treasury securities	155,674	—	—	155,674
Asset-backed securities	—	26,406	—	26,406
Certificates of deposit	—	6,775	—	6,775
	155,674	499,640	—	655,314
Funds held for customers:
Restricted cash equivalents	6,887	79,435	—	86,322
Corporate bonds	—	516,350	—	516,350
Certificates of deposit	—	326,927	—	326,927
Municipal bonds		42,957		42,957
Asset-backed securities	—	25,085	—	25,085
U.S. treasury securities	3,009	—	—	3,009
	9,896	990,754	—	1,000,650
Beneficial interest derivative on card receivables sold	—	—	2,252	2,252
Total assets measured at fair value	$531,120	$1,505,893	$2,252	$2,039,265

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,075	$—	$—	$20,075
	20,075	—	—	20,075
Short-term investments:
Corporate bonds	—	71,131	—	71,131
U.S. treasury securities	28,368	—	—	28,368
Asset-backed securities	—	24,475	—	24,475
	28,368	95,606	—	123,974
Funds held for customers:
Restricted cash equivalents	357,350	76,359	—	433,709
Corporate bonds	—	493,879	—	493,879
Certificates of deposit	—	85,953	—	85,953
U.S. treasury securities	48,952	—	—	48,952
	406,302	656,191	—	1,062,493
Total assets measured at fair value	$454,745	$751,797	$—	$1,206,542

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

The fair value of the beneficial interest derivative on card receivables sold is estimated using a discounted cash flow model, which uses Level 3 inputs. Significant input used includes a loss rate estimate of 2.6% as of June 30, 2021, which is based upon the expected rate of the transferred card receivables’ payment in default. The loss rate is calculated using historical trends and ages of the outstanding card receivable balances. Other inputs, such as discount rate and expected repayments, are generally considered but had no material impact in the estimation of fair value of the beneficial interest derivative as of June 30, 2021. A change in inputs used to a different amount could result in a significantly higher or lower fair value measurement.

Immediately upon the completion of the Company’s IPO in December 2019, all warrants to purchase shares of redeemable convertible preferred stock were converted into warrants to purchase shares of common stock. As a result, the fair value of the redeemable convertible preferred stock warrant liabilities, which was measured using Level 3 inputs, was reclassified to additional paid-in capital. The table below sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liabilities (Level 3 financial liabilities) as of and for the year ended June 30, 2020 (in thousands):

Fair value, beginning of year	$688
Change in fair value	717
Reclassification to additional paid-in capital	(1,405)
Forfeiture of warrants	—
Fair value, end of year	$—

The Company has $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2025 (2025 Notes) outstanding as of June 30, 2021. The Company carries the 2025 Notes at par value, less the portion allocated to equity and the unamortized debt discount and issuance costs on the condensed consolidated balance sheets. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which represents a Level 2 non-recurring valuation estimate. The carrying amount of the equity component, which represents the conversion option, was determined by deducting the fair value of the liability component from the par value of notes as a whole. The estimated fair value of the 2025 Notes, which is presented for disclosure purposes only, was approximately $1.6 billion as of June 30, 2021. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following (in thousands):

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$466,403	$111	$(55)	$466,459
U.S. treasury securities	155,663	16	(5)	155,674
Asset-backed securities	26,391	16	(1)	26,406
Certificates of deposit	6,775	—	—	6,775
	$655,232	$143	$(61)	$655,314

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$70,781	$360	$(10)	$71,131
U.S. treasury securities	28,281	88	(1)	28,368
Asset-backed securities	24,333	142	—	24,475
	$123,395	$590	$(11)	$123,974

The amortized cost and fair value amounts include accrued interest receivable of $2.5 million and $0.5 million at June 30, 2021 and 2020, respectively. See Note 4 for additional information about the fair value measurement of short-term investments.

As of June 30, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $495.8 million and $159.5 million, respectively, or 76% and 24%, respectively, of the Company’s total short-term investments. As of June 30, 2020, the fair value of the Company’s short-term investments that mature within one year and thereafter was $102.9 million and $21.1 million, respectively, or 83% and 17%, respectively, of the Company’s total short-term investments.

As of June 30, 2021, approximately 100 of the more than 300 investment positions were in an unrealized loss position. The following table presents the gross unrealized losses and fair values of those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$152,485	$(55)
U.S. treasury securities	85,466	(5)
Asset backed securities	8,089	(1)
Total	$246,040	$(61)

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$9,258	$(10)
U.S. treasury securities	2,798	(1)
Total	$12,056	$(11)

Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have been insignificant. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the years ended June 30, 2021, 2020 and 2019.

The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of June 30, 2021 because they were not significant.

NOTE 6 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following (in thousands):

	June 30,
	2021	2020
Restricted cash and other receivables	$1,208,598	$586,893
Restricted cash equivalents	86,322	433,709
Corporate bonds	516,350	493,879
Certificates of deposit	326,927	85,953
Municipal bonds	42,957	—
Asset backed securities	25,085	—
U.S. treasury securities	3,009	48,952
Total funds held for customers	2,209,248	1,649,386
Less - income earned by the Company included in other current assets	(650)	(5,136)
Total funds held for customers, net of income earned by the Company	$2,208,598	$1,644,250

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities (in thousands):

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$516,364	$24	$(38)	$516,350
Certificates of deposit	326,927	—	—	326,927
Municipal bonds	42,952	5	—	42,957
Asset backed securities	25,081	4	—	25,085
U.S. treasury securities	3,010	—	(1)	3,009
Total	$914,334	$33	$(39)	$914,328

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$491,950	$1,936	$(7)	$493,879
Certificates of deposit	85,841	115	(3)	85,953
U.S. treasury securities	48,949	4	(1)	48,952
Total	$626,740	$2,055	$(11)	$628,784

The amortized cost and estimated fair value amounts include accrued interest receivable of $1.9 million and $2.9 million at June 30, 2021 and 2020, respectively. See Note 4 for additional information about the fair value measurement of short-term investments.

As of June 30, 2021, approximately 97%, or $882.4 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 3% or $31.9 million mature thereafter. As of June 30, 2020, 100% of the funds held for customers invested in short-term marketable debt securities matured within one year.

As of June 30, 2021, approximately 60 of the more than 260 investment positions were in an unrealized loss position. The following tables present the gross unrealized losses and fair values of those investments that were in an unrealized loss position as of the periods presented (in thousands):

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$79,359	$(38)
U.S. treasury securities	2,501	(1)
Total	$81,860	$(39)

	June 30, 2020
	Fair value	Unrealized losses
Corporate bonds	$31,785	$(7)
Certificates of deposit	20,006	(3)
U.S. treasury securities	14,990	(1)
Total	$66,781	$(11)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the years ended June 30, 2021, 2020 and 2019.

The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of June 30, 2021 because they were not significant.

NOTE 7 – ACQUIRED CARD RECEIVABLES

Acquired Card Receivables - Acquired card receivables consisted of the following as of June 30, 2021 (in thousands):

Gross amount of acquired card receivables	$148,833
Less: allowance for credit losses	(1,740)
Total	$147,093

Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks.

As of June 30, 2021, approximately $133.3 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the 2021 Revolving Credit Agreement and the 2019 Credit Agreement (see Note 10).

Credit Quality Information

The Company regularly reviews collection experience, delinquencies, and net charge-offs in determining allowance for credit losses related to acquired card receivables. Historical collections rates have shown that days past due is the primary indicator of the likelihood of loss. The Company elected to use the delinquency trends or past due status of the acquired card receivables as the credit quality indicator. Acquired card receivables are considered past due if full payment is not received on the bill date or within a grace period, which is generally limited to five days. Below is a summary of the acquired card receivables by class (i.e., past due status) as of June 30, 2021 (in thousands):

Current and less than 30 days past due	$145,993
30 ~ 59 days past due	1,188
60 ~ 89 days past due	580
90 ~ 119 days past due	713
Over 119 days past due	359
Total	$148,833

The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and have an allowance for outstanding balance and fees, and (ii) classified as nonperforming was not significant as of June 30, 2021.

Allowance for Credit Losses

Below is a summary of the change in allowance for credit losses (in thousands):

Balance as of June 1, 2021 (acquisition date)	$—
Initial allowance for credit losses on purchased card receivables with credit deterioration	2,082
Provision for expected credit losses	462
Charge-off amounts	(828)
Recoveries collected	24
Balance as of June 30, 2021	$1,740

The Company also incurred losses related to card transactions disputed by spending businesses. The amount was not significant during the year ended June 30, 2021.

Purchased Financial Assets with Credit Deterioration

In connection with the acquisition of Divvy, the Company evaluated the acquired card receivable balances with credit deterioration as of the acquisition date. Accordingly, a financial asset acquired is considered a purchased credit deteriorated (PCD) asset if, as of the acquisition date, such financial asset has experienced a more-than-insignificant deterioration in credit quality since origination. The Company used certain indicators, such as the past due status and charge-off status of the balances, in identifying and assessing whether the acquired card receivables are considered PCD assets.

Below is a summary of the acquired card receivables that were considered PCD assets as of the acquisition date (in thousands):

Purchase price	$3,855
Allowance for credit losses	2,082
Less: discount attributable to other factors	(79)
Par value	$5,858

Card Receivables Held for Sale

The Company sells a portion of acquired card receivables to a Purchasing Bank at a discount. Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level, amounted to $2.6 million as of June 30, 2021 and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Card Receivables Sold and Related Servicing and Beneficial Interest Derivative Retained

The Company has an agreement with the Purchasing Bank to sell its acquired card receivables. The Company has continuing involvement under this agreement as servicer, and by retaining a beneficial interest derivative in the form of a deferred purchase price. The beneficial interest derivative represents the Company’s right to receive a portion of collections based on the performance of each cohort of card receivables sold to the Purchasing Bank. The fair value of the beneficial interest derivative was $2.3 million as of June 30, 2021, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The servicing fee income was not significant during the year ended June 30, 2021. See Note 4 for additional information about the fair value measurement of the beneficial interest derivative.

The Company could experience losses on the beneficial interest derivative if the performance of the cohorts of card receivables sold to the Purchasing Bank is less than expected. The Company could also experience losses on card receivables sold if it were required to repurchase delinquent receivables due to a breach in representations and warranties associated with its sales of receivables.

Below is a summary of transferred card receivables by class (i.e., past due status) as of June 30, 2021 (in thousands):

Current and less than 30 days past due	$28,687
30 ~ 59 days past due	240
60 ~ 89 days past due	165
90 ~ 119 days past due	301
Over 119 days past due	132
Total	$29,525

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,
	2021	2020
Software and equipment	$17,508	$11,262
Capitalized software	6,794	4,026
Furniture and fixtures	8,926	3,116
Leasehold improvements	34,606	9,257
Property and equipment, gross	67,834	27,661
Less: accumulated depreciation and amortization	(18,932)	(13,795)
Property and equipment, net	$48,902	$13,866

Depreciation and amortization expense during the years ended June 30, 2021, 2020 and 2019 was $5.4 million, $4.3 million and $3.2 million, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill of $1.8 billion is primarily attributable to expected synergies from the acquisition and is not deductible for U.S. federal and state income tax purposes.

Intangible Assets

Intangible assets consisted of the following as of June 30, 2021 (amounts in thousands):

	Preliminary fair value	Accumulated amortization	Net Carrying Amount	Weighted- average remaining useful life (in years)
Customer relationships	$198,000	$(2,062)	$195,938	9.9
Developed technology	191,000	(2,653)	188,347	5.9
Trade name	34,000	(944)	33,056	2.9
Total	$423,000	$(5,659)	$417,341	7.5

Amortization of finite-lived intangible assets was as follows during the year ended June 30, 2021 (in thousands):

Cost of revenue	$2,653
Sales and marketing	3,006
Total	$5,659

As of June 30, 2021, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2022	$62,552
2023	62,964
2024	62,036
2025	51,636
2026	51,636
Thereafter	126,517
Total	$417,341

NOTE 10 – DEBT AND BANK BORROWINGS

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

The 2025 Notes consisted of the following as of June 30, 2021 (in thousands):

Principal	$1,150,000
Less: unamortized debt discount and issuance costs	(240,153)
Net carrying amount	$909,847

Amount allocated to equity component	$251,745
Less: issuance costs and tax	(6,679)
Carrying amount of the equity component	$245,066

The effective interest rate of the liability component of the 2025 Notes is 5.37% and is based on the interest rate of similar debt instruments, at the time of the offering, that do not have associated convertible features. As of June 30, 2021, the “if-converted” value of the 2025 Notes exceeded the principal amount by approximately $159.4 million.

During the year ended June 30, 2021, the Company recognized $27.7 million of interest expense related to the amortization of discount and debt issuance costs. As of June 30, 2021, the remaining life of the 2025 Notes is 4.4 years.

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

Senior Facilities Agreement

On June 28, 2019, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, Senior Facilities Agreement) with Silicon Valley Bank for a revolving credit facility of up to $50.0 million. As of June 30, 2020, the outstanding line of credit borrowings, with interest rate of 2.0% per annum, was $2.3 million. In March 2021, the total amount outstanding was paid and in May 2021, the Senior Facilities Agreement was terminated.

Credit Agreements Assumed in Acquisition

As part of the acquisition, the Company assumed Divvy’s obligations under its credit agreements consisting of (i) Revolving Credit and Security Agreement (2021 Revolving Credit Agreement) and (ii) 2019 Credit Agreement, as amended.

2021 Revolving Credit Agreement

The 2021 Revolving Credit Agreement was executed in March 2021 to finance the acquisition of card receivables. The 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to the agreement and has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. Both Class A and Class B facilities require a minimum utilization of 50%. Borrowings from the Class A and Class B facilities, which are secured by acquired card receivables, bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%). The interest rates on borrowings from the Class A and Class B facilities were 3.0% and 10.5% per annum, respectively, as of June 30, 2021. The 2021 Revolving Credit Agreement requires the Company to pay an unused fee of up to 0.50%. The 2021 Revolving Credit Agreement requires the Company to comply with certain restricted covenants, including certain financial ratios and liquidity requirements. As of June 30, 2021, the Company was in compliance with those covenants.

2019 Credit Agreement (as amended)

The 2019 Credit Agreement was executed in January 2019 and was most recently amended in March 2021. The amended 2019 Credit Agreement, which matures in January 2023, has a total commitment of $60.0 million with a minimum utilization requirement of $30.0 million. Borrowings from the amended 2019 Credit Agreement, which are secured by acquired card receivables, bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%). The interest rate drops to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. The interest rate was 8.0% per annum as of June 30, 2021. The amended 2019 Credit Agreement requires the Company to pay an unused fee of 0.5%; however, to the extent utilization requirements are not met, the unused fee is equal to the stated interest rate for the portion unused funds under the utilization requirement. The amended 2019 Credit Agreement requires the Company to comply with certain restricted covenants, including certain financial ratios and liquidity requirements. As of June 30, 2021, the Company was in compliance with those covenants.

The outstanding borrowings from the 2021 Revolving Credit Agreement and the 2019 Credit Agreement consisted of the following as of June 30, 2021 (in thousands):

	Principal	Unamortized debt premium	Net carrying value
2021 Revolving Credit Agreement (Class A)	$37,500	$213	$37,713
2021 Revolving Credit Agreement (Class B)	10,000	740	10,740
2019 Credit Agreement	30,000	1,081	31,081
Total	$77,500	$2,034	$79,534

The debt premium is amortized using the effective interest method over the remaining term of the agreements, with a weighted average remaining amortization period of 1.6 years. The interest income related to the amortization of the debt premium during the year ended June 30, 2021 was not significant.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

The 2019 Plan authorizes the award of stock options, restricted stock units (RSUs), restricted stock awards, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company initially reserved 7,100,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2016 Plan, for issuance pursuant to awards granted under the Company’s 2019 Plan. The number of shares reserved for issuance under the 2019 Plan increases automatically on July 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding June 30, or a number as may be determined by the Company’s board of directors. In addition, the following shares of common stock from the 2016 Plan and the 2006 Plan will be available for grant and issuance under the 2019 Plan:

•

shares issuable upon the exercise of options or subject to other awards under the 2016 Plan or 2006 Plan that cease to be subject to such options or other awards by forfeiture or after the effective date of the 2019 Plan; and

•	shares issued pursuant to outstanding awards under the Company’s 2016 Plan and 2006 Plan that are forfeited or repurchased after the effective date of the 2019 Plan.

The total number of common shares available for issuance under the Equity Incentive Plans was 10,211,011   shares as of June 30, 2021.

Equity Awards Assumed in Acquisition

In connection with the acquisition of Divvy, the Company assumed and replaced the stock options that were granted to Divvy employees after May 1, 2019 and were outstanding on the acquisition date under the Divvy 2016 Plan. The assumed equity awards will be settled in shares of the Company’s common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under the Divvy 2016 Plan and the forfeited awards will not be returned to the Divvy 2016 Plan.

Stock Options

The Company may grant incentive and non-statutory stock options to employees, nonemployee directors, and consultants of the Company under the Equity Incentive Plans. Stock options granted generally vest and become exercisable ratably over a requisite service period of four years following the date of the grant and expire ten years from the date of the grant. The Company may grant stock options with early exercise provisions, but subject to repurchase conditions. There were no outstanding unvested stock options that had been early exercised as of June 30, 2021.

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

A summary of stock option activity as of June 30, 2021, and changes during the year ended June 30, 2021, is presented below:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at June 30, 2020	9,019	$10.53	8.26	$718,563
Granted (1)	1,289	$18.24
Exercised	(3,359)	$8.03
Forfeited	(397)	$10.90
Outstanding at June 30, 2021	6,552	$13.31	7.87	$1,113,025
Vested and expected to vest at June 30, 2021 (2)	6,070	$13.20	7.85	$1,031,708
Vested and exercisable at June 30, 2021	2,608	$11.23	7.53	$448,497

(1)

Includes 1,256,328 shares of outstanding stock options that were assumed upon the acquisition of Divvy. The weighted average exercise price of options assumed was $16.22 per share and the weighted average grant date fair value on the date of assumption was $133.62 per share.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average grant date fair value of options granted during the years ended June 30, 2021, 2020 and 2019 was $132.04, $11.04 and $4.24 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2021, 2020 and 2019 was $387.1 million, $191.3 million and $3.8 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.

The fair value of options granted during the years ended June 30, 2021, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2021	2020	2019
Expected term (in years)	4.00 to 6.25	6.25	6.25
Expected volatility	35.0% to 85.1%	50.0% to 100.6%	46.0% to 51.0%
Risk-free interest rate	0.38% to 1.03%	0.35% to 1.88%	2.19% to 2.89%
Expected dividend yield	0%	0%	0%

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

As of June 30, 2021, the total unamortized stock-based compensation cost related to the unvested stock options was $96.4 million, which the Company expects to amortize over a weighted-average period of 2.5 years. The Company received $28.2 million, $12.2 million and $1.7 million from options exercised during the years ended June 30, 2021, 2020 and 2019, respectively.

Restricted Stock Units

In February 2020, the Company began issuing RSUs to certain employees and nonemployee board members under the 2019 Plan. A summary of RSU activity during the year ended June 30, 2020 is presented below:

	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2020	1,141	$66.16
Granted	425	$134.29
Vested	(297)	$66.34
Forfeited	(93)	$72.89
Nonvested at June 30, 2021	1,176	$90.20

The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members. The total fair value of RSUs vested during the years ended June 30, 2021 and 2020 was $40.0 million and $0.2 million, respectively.

As of June 30, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs was $86.6 million, which the Company expects to amortize over a weighted-average period of 3.2 years.

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

The offering period that commenced on August 15, 2020 shall end on September 6, 2021, with the first purchase period ending on February 14, 2021 and the second purchase period ending on September 6, 2021. Subsequent offering periods shall be for a 12-month period commencing on February 7th and September 7th, with each such offering period consisting of two separate purchase periods ending on September 6th and February 6th, and February 6th and September 6th, respectively.

Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date or (ii) the purchase date.

The fair value of ESPP offerings was estimated at the date of each offering using the Black-Scholes option-pricing model with the following assumptions during the years ended June 30, 2021 and 2020:

	Year ended June 30,
	2021	2020
Expected term (in years)	0.50 to 1.00	0.5 to 1.17
Expected volatility	81.0% to 88.4%	50.0%
Risk-free interest rate	0.05% to 0.13%	1.47% to 1.56%
Expected dividend yield	0%	0%

As of June 30, 2021, the total unrecognized compensation expense related to the ESPP was $2.1 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Cost

Stock-based compensation cost from stock options, RSUs and ESPP was included in the following line items in the accompanying consolidated statements of operations and consolidated balance sheets (in thousands):

	Year ended June 30,
	2021	2020	2019
Cost of revenue	$2,938	$1,257	$331
Research and development	16,091	5,495	1,128
Sales and marketing	8,547	2,777	922
General and administrative	44,411	8,535	1,701
Property and equipment (capitalized internal-use software)	464	—	—
Total	$72,451	$18,064	$4,082

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of June 30, 2021, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 12 – OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2021	2020	2019
Interest expense	$(28,158)	$(229)	$(825)
Interest income	2,992	4,092	3,207
Loss on sale of card receivables	(691)	—	—
Revaluation of warrant liabilities	—	(717)	—
Other	487	14	(49)
Total	$(25,370)	$3,160	$2,333

NOTE 13 – INCOME TAXES

The components of loss before (benefit from) provision for income taxes were as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Domestic	$(139,337)	$(31,038)	$(7,470)
Foreign	—	—	—
Total	$(139,337)	$(31,038)	$(7,470)

The components of (benefit from) provision for income taxes were as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	53	20
Foreign	—	—	—
Total current	—	53	20
Deferred:	—	—	—
Federal	(27,529)	—	(142)
State	(13,088)	—	(34)
Foreign	—	—	—
Total deferred	(40,617)	—	(176)
(Benefit from) provision for income taxes	$(40,617)	$53	$(156)

The items accounting for the difference between the income taxes computed at the federal statutory rate and the (benefit from) provision for income taxes consisted of the following (in thousands):

	Year ended June 30,
	2021	2020	2019
Expected benefit at U.S. federal statutory rate	$(29,261)	$(6,518)	$(1,569)
State income taxes, net of federal benefit	(54)	—	—
Stock-based compensation	(70,262)	(31,047)	390
Research and development tax credits	(8,846)	(6,411)	(2,111)
Change in valuation allowance related to acquisition (1)	(34,749)	—	—
Change in valuation allowance (2)	94,244	43,716	3,029
Unrecognized tax benefit	6,766	—	—
Acquisition-related costs	1,484	—	—
Other	61	313	105
(Benefit from) provision for income taxes	$(40,617)	$53	$(156)

(1)

The rate impact during the year ended June 30, 2021 pertains to the income tax benefit recorded as a result of the acquisition of Divvy, which allowed the Company to release a portion of its valuation allowance due to the net deferred tax liability position of Divvy at the acquisition date.

(2)

The rate impact during the year ended June 30, 2021 pertains to (i) an increase in valuation allowance due to the increase in deferred tax assets associated with losses and tax credits generated during the year, (ii) a change in deferred tax liability related to the 2025 Notes, and (iii) a change in deferred tax liability related to the acquisition of Divvy.

The components of deferred tax assets and liabilities were as follows as of the periods presented (in thousands):

	June 30,
	2021	2020
Deferred tax assets:
Accruals and reserves	$8,677	$3,933
Deferred revenue	1,109	904
Property and equipment	—	128
Stock-based compensation	16,626	2,542
Net operating loss carryforwards	218,783	68,694
Research and development credits	15,864	12,226
Accrued rewards	1,342	—
Operating lease liabilities	25,122	—
Other	514	—
Total deferred tax assets before valuation allowance	288,037	88,427
Valuation allowance	(107,836)	(85,569)
Deferred tax assets	$180,201	$2,858
Deferred tax liabilities:
Deferred contract costs	$(2,763)	$(2,182)
Property and equipment	(3,133)	—
Intangible assets	(107,631)	—
Operating right of use assets	(18,551)	—
Convertible notes	(57,213)	—
Other	—	(676)
Total deferred tax liabilities	$(189,291)	$(2,858)
Net deferred tax (liabilities) assets	$(9,090)	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was approximately $22.3 million, $52.3 million and $3.7 million during the years ended June 30, 2021, 2020 and 2019, respectively.

As of June 30, 2021, the Company had net operating loss (NOL) carryforwards of $867.6 million and $599.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2027. As of June 30, 2021, approximately $761.9 million of federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2021, the Company also had research and development tax credit carryforwards of approximately $23.6 million and $15.8 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2028. The state tax credits do not expire and will carry forward indefinitely until utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and other similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

As of June 30, 2021 and 2020, the Company had $22.2 million and $5.8 million, respectively, of unrecognized tax benefits related to federal and California R&D credits. Below is the reconciliation of the unrecognized tax benefits as of the periods presented (in thousands):

	June 30,
	2021	2020
Balance at the beginning of the year	$5,787	$2,692
Additions based upon tax positions related to the current year	8,267	3,078
Increase from business combination	668	—
Additions based upon tax positions related to the prior year	7,463	17
Balance at the end of the year	$22,185	$5,787

The Company files U.S. federal, California, and other various state income tax returns. All U.S. federal and state net operating losses and tax credits generated to date are subject to adjustments. The Company does not anticipate any material change on its unrecognized tax benefits over the next twelve months. If the unrecognized tax benefits as of June 30, 2021 is recognized, it will not have an impact to the effective tax rate due to the Company’s valuation allowance. The Company’s U.S. federal and state tax returns for all years remain subject to examination by taxing authorities as a result of unused tax attributes being carried forward.

NOTE 14 – LEASES

The Company has non-cancelable operating leases for office facilities located in three cities in the U.S., a data center facility, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.

As of June 30, 2021, the weighted average remaining term of these operating leases is 9.3 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.0%.

The total amount paid for amounts included in the measurement of operating lease liabilities was $2.1 million and the right-of-use assets obtained in exchange for new operating lease liabilities was $31.6 million during the year ended June 30, 2021.

Future minimum lease payments as of June 30, 2021 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2022	$12,581
2023	13,104
2024	12,934
2025	12,679
2026	12,516
Thereafter	60,815
Gross lease payments	124,629
Less - present value adjustments	(26,138)
Less - tenant improvement allowance receivable	(1,088)
Total operating lease liabilities, net	$97,403

The components of lease cost during the year ended June 30, 2021 is shown in the table below (in thousands), while the lease expense during the years ended June 30, 2020 and 2019 was $5.3 million and $2.3 million, respectively.

Operating lease expense	$7,444
Short-term lease expense	382
Variable lease expense	2,252
Sublease income	(55)
Total lease cost	$10,023

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments with Vendors

In addition to the operating lease commitment described in Note 14 above, the Company has multi-year agreements with certain vendors, which expire through 2025, to purchase software licenses and related services. Additionally, the Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.

Future payments under these other agreements as of June 30, 2021 are as follows (in thousands).

Fiscal years ending June 30:	Amount
2022	$11,282
2023	10,255
2024	5,871
2025	2,000
2026	1,750
Thereafter	1,750
Total	$32,908

Card Receivable Repurchase Obligations with Purchasing Bank

The Company is obligated to repurchase card receivables sold to the Purchasing Bank if representations and warranties made with respect to such card receivables are breached. The Company is also obligated to repurchase card receivables for which a user fails to make the first payment within ten days when it becomes due. The obligation to repurchase card receivables meeting the previously specified criteria is limited to card receivables transferred to the Purchasing Bank, less related spending business payments remitted to the Purchasing Bank. The amount of payable to repurchase card receivables is generally offset against the proceeds from the sale of new card receivables to the Purchasing Bank.

Purchase of Card Receivables That Have Not Cleared

The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $30.3 million as of June 30, 2021 and have not been recorded on the accompanying consolidated balance sheets.

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2021 and 2020, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 16 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders during the years ended June 30, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year ended June 30,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(98,720)	$(31,091)	$(7,314)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	82,813	44,106	7,797
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.19)	$(0.70)	$(0.94)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive, are as follows (in thousands):

	June 30,
	2021	2020	2019
Stock options	6,552	9,019	10,027
Restricted stock units	1,176	1,141	—
Warrants to purchase common stock	—	—	63
Convertible redeemable preferred stock	—	—	52,435
Warrants to purchase redeemable convertible preferred stock	—	—	63
Total	7,728	10,160	62,588

In addition, approximately 7.1 million shares underlying the conversion option in the 2025 Notes are not considered in the calculation of diluted net loss per share. Such number of shares issuable under the 2025 Notes is subject to adjustment up to approximately 10.5 million shares if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the 2025 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the period from the issuance of the 2025 Notes on November 30, 2020 through June 30, 2021, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2025 Notes of $160.88 per share.

NOTE 17 – SUBSEQUENT EVENT

On July 19, 2021, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Invoice2go, Inc. (Invoice2go), a Delaware corporation that provides mobile-first accounts receivable (AR) software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Invoice2go has operations in the U.S. and in Australia, and serves a large global customer base of SMBs. Pursuant to the terms of, and subject to the conditions set forth in, the Merger Agreement, including customary purchase price adjustments, the Company will pay an aggregate consideration of approximately $625.0 million in cash and stock in exchange for all of the outstanding equity interests of Invoice2go. The stock consideration will be calculated based on the average daily volume-weighted average price per share of the Company’s common stock for each of the twenty consecutive trading days ending on the third trading day prior to the closing of the merger.

In addition, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Company will grant $30.0 million of RSUs under the 2019 EIP to certain employees of Invoice2go who will continue as employees of the Company.

Upon the consummation of the transactions contemplated by the Merger Agreement, Invoice2go will become a wholly owned subsidiary of the Company. The merger will be accounted for as a business combination. The purchase price will be allocated based on the fair values of the assets acquired and liabilities assumed on the date of the closing of the merger. The closing of the merger is subject to customary closing conditions such as (i) the adoption of the Merger Agreement and approval of the merger in accordance with Delaware law and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, among other things.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of a material weakness in internal controls over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Divvy. Divvy accounted for approximately 6% of total assets as of June 30, 2021 and 4% of revenues and 6% of net loss for the fiscal year ended on June 30, 2021.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of its CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and the material weakness identified below, management has concluded that our internal control over financial reporting as of June 30, 2021 was ineffective. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Divvy. Divvy accounted for approximately 6% of total assets as of June 30, 2021 and 4% of revenues and 6% of net loss for the fiscal year ended on June 30, 2021. As of June 30, 2021, our management has identified a material weakness related to the accounting for our business combination with Divvy, including a lack of sufficient precision in the performance of reviews of the analyses supporting the purchase price allocation accounting and other acquisition related entries and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control.

The material weakness did not result in any material misstatements to our previously issued financial statements, nor in the financial statements included in this Form 10-K.

The effectiveness of the internal control over financial reporting as of June 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan for Material Weaknesses

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weakness in internal control over financial reporting.  We will re-evaluate the scope, level of precision and the personnel assigned for conducting the reviews over our analyses supporting the accounting for business combinations. We also plan to adopt policies on retaining documentation that supports the operating effectiveness of key management review controls relating to future business combinations. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these control deficiencies or modify certain remediation measures described above.

Changes in internal control over financial reporting

On June 1, 2021, we acquired Divvy. As a result of this acquisition, we are reviewing the internal controls of Divvy and making appropriate changes as deemed necessary. Except for the internal controls implemented in connection with our purchase accounting related to our acquisition of Divvy and the associated material weakness referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent limitation on the effectiveness of internal control

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

Item 14. Principal AccountANT Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2021.

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

(3)	Exhibits

The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated May 6, 2021, between the Registrant, certain subsidiaries of the Registrant and DivvyPay, Inc., a Delaware corporation.	S-3/ASR	333-256709	2.1	06/02/2021

3.1	Restated Certificate of Incorporation.	10-Q	001-39149	3.1	02/11/2020

3.2	Restated Bylaws.	10-Q	001-39149	3.2	02/11/2020

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.					X

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2006 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.2	11/15/2019

10.3†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.4†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.	S-1/A	333-234730	10.4	12/2/2019

10.5†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.	S-1/A	333-234730	10.5	12/2/2019

10.6†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.7†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.8†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.9†	Offer Letter, by and between the Registrant and Bora Chung.	S-1/A	333-234730	10.9	12/2/2019

10.10†	Offer Letter, by and between the Registrant and Thomas Clayton.					X

10.11†	Offer Letter, by and between the Registrant and Raj Aji.					X

10.12	Office Lease, by and between the Registrant (as Tenant) and US ER America Center 4, LLC (as Landlord).	10-Q	001-39149	10.6	2/11/2020

10.13	First Amendment to Office Lease, by and between Bill.com LLC (as Tenant) and US ER America Center 4, LLC (as Landlord).	10-K	001-39149	10.14	8/31/2020

10.14	DivvyPay, Inc. 2016 Equity Incentive Plan.					X

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

________________

†	Indicates management contract or compensatory plan.

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

August 30, 2021	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

August 30, 2021	By:	/s/ John Rettig
(Date)		John Rettig
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

Signature	Title	Date

/s/ René Lacerte René Lacerte	Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2021

/s/ John Rettig John Rettig	Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)	August 30, 2021

/s/ Steven Cakebread Steven Cakebread	Director	August 30, 2021

/s/ David Hornik David Hornik	Director	August 30, 2021

/s/ Brian Jacobs Brian Jacobs	Director	August 30, 2021

/s/ Peter Kight Peter Kight	Director	August 30, 2021

/s/ Allie Kline Allie Kline	Director	August 30, 2021

/s/ Allison Mnookin Allison Mnookin	Director	August 30, 2021

/s/ Rory O’Driscoll Rory O’Driscoll	Director	August 30, 2021

/s/ Steven Piaker Steven Piaker	Director	August 30, 2021

/s/ Colleen Taylor Colleen Taylor	Director	August 30, 2021

/s/ Steve Fisher Steve Fisher	Director	August 30, 2021