Form 10-Q
period 2021-09-30
Bill.com Holdings, Inc.
filed 2021-11-08
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report )

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

As of October 28, 2021, the registrant had 102,553,713 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to successfully integrate and realize the strategic and financial goals that were contemplated upon the acquisition of DivvyPay, Inc. and Invoice2go, Inc.;
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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (SEC) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our," and "Bill.com" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,013,433	$509,615
Short-term investments	821,554	655,314
Accounts receivable, net	19,815	18,222
Acquired card receivables, net	174,338	147,093
Prepaid expenses and other current assets	71,551	67,195
Funds held for customers	2,432,521	2,208,598
Total current assets	5,533,212	3,606,037
Non-current assets:
Operating lease right-of-use assets, net	78,930	71,925
Property and equipment, net	51,142	48,902
Intangible assets, net	491,888	417,341
Goodwill	2,354,812	1,772,043
Other assets	54,221	52,925
Total assets	$8,564,205	$5,969,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,142	$11,904
Accrued compensation and benefits	18,176	20,287
Deferred revenue	21,328	12,848
Other accruals and current liabilities	79,296	72,022
Convertible senior notes, net	1,132,793	—
Customer fund deposits	2,432,521	2,208,598
Total current liabilities	3,697,256	2,325,659
Non-current liabilities:
Deferred revenue	2,640	2,926
Operating lease liabilities	85,722	86,639
Borrowing from credit facilities, net	79,014	79,534
Convertible senior notes, net	560,113	909,847
Deferred income tax liability	3,877	9,090
Other long-term liabilities	26,372	25,888
Total liabilities	4,454,994	3,439,583
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	4,403,500	2,777,155
Accumulated other comprehensive loss	(139)	(100)
Accumulated deficit	(294,152)	(247,467)
Total stockholders' equity	4,109,211	2,529,590
Total liabilities and stockholders' equity	$8,564,205	$5,969,173

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,
	2021	2020
Revenue	$116,403	$46,209
Cost of revenue	29,835	12,106
Gross profit	86,568	34,103
Operating expenses
Research and development	42,472	17,786
Sales and marketing	62,312	12,908
General and administrative	57,935	17,190
Total operating expenses	162,719	47,884
Loss from operations	(76,151)	(13,781)
Other (expense) income, net	(3,475)	830
Loss before benefit from income taxes	(79,626)	(12,951)
Benefit from income taxes	(3,941)	—
Net loss	$(75,685)	$(12,951)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.79)	$(0.16)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	95,892	80,216

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended September 30,
	2021	2020
Net loss	$(75,685)	$(12,951)
Other comprehensive loss:
Net unrealized loss on investments in available- for-sale securities	(39)	(1,302)
Comprehensive loss	$(75,724)	$(14,253)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three months ended September 30, 2021
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for an acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,033	—	8,644	—	—	8,644
Issuance of common stock under the employee stock purchase plan	40	—	5,726	—	—	5,726
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	38,839	—	—	38,839
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(75,685)	(75,685)
Balance at September 30, 2021	102,439	$2	$4,403,500	$(139)	$(294,152)	$4,109,211

	Three months ended September 30, 2020
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	deficit
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,164	—	8,081	—	—	8,081
Issuance of common stock under the employee stock purchase plan	226	—	4,327	—	—	4,327
Stock-based compensation	—	—	9,894	—	—	9,894
Other comprehensive loss	—	—	—	(1,302)	—	(1,302)
Net loss	—	—	—	—	(12,951)	(12,951)
Balance at September 30, 2020	81,025	$2	$879,346	$1,118	$(161,698)	$718,768

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(75,685)	$(12,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,388	924
Stock-based compensation	37,887	9,894
Amortization of debt discount (accretion of debt premium) and issuance costs	556	—
Amortization of intangible assets	16,672	—
Amortization of premium (accretion of discount) on investments in marketable debt securities	2,857	46
Non-cash operating lease expense	1,960	765
Provision for losses on acquired card receivables	4,049	—
Deferred income taxes	(3,943)	—
Changes in assets and liabilities:
Accounts receivable	1,198	(790)
Prepaid expenses and other current assets	6,321	1,938
Other assets	(1,385)	(6,784)
Accounts payable	(732)	1,566
Other accruals and current liabilities	(17,930)	(4,504)
Operating lease liabilities	(792)	5,764
Other long-term liabilities	(121)	1,338
Deferred revenue	5,566	438
Net cash used in operating activities	(21,134)	(2,356)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(144,452)	—
Purchases of corporate and customer fund short-term investments	(608,552)	(343,345)
Proceeds from maturities of corporate and customer fund short-term investments	318,907	244,332
Proceeds from sale of corporate and customer fund short-term investments	17,234	33,286
Increase in other receivables included in funds held for customers	(946)	(1,522)
Increase in acquired card receivables	(31,717)	—
Purchases of property and equipment	(1,404)	(5,894)
Capitalization of internal-use software costs	(2,942)	(314)
Net cash used in investing activities	(453,872)	(73,457)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	1,341,597	—
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	562,704	—
Purchase of capped call	(37,893)	—
Increase in customer fund deposits liability	223,923	24,653
Proceeds from exercise of stock options	8,336	8,962
Proceeds from issuance of common stock under the employee stock purchase plan	5,726	4,327
Other	(282)	(664)
Net cash provided by financing activities	2,104,111	37,278
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(172)	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,628,933	(38,535)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	1,809,692	1,592,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,438,625	$1,553,842

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$2,013,433	$564,153
Restricted cash included in other current assets	16,619	119
Restricted cash included in other assets	6,724	—
Restricted cash and restricted cash equivalents included in funds held for customers	1,401,849	989,570
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,438,625	$1,553,842

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

The Company is a provider of software-as-a-service, cloud-based payments and spend management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows and improve back office efficiency.

Offering of Common Stock and Notes

On September 24, 2021, the Company closed a public offering in which the Company issued and sold a total of 5,073,529 shares of common stock at a public offering price of $272.00 per share. The Company received $1.3 billion in net proceeds from this public offering, after deducting underwriting discounts, commissions and other offering costs of $38.9 million.

Concurrent with the public offering of common stock, the Company issued and sold $575.0 million in aggregate principal amount of its 0% convertible notes due on April 1, 2027 (2027 Notes) in a private offering. The Company received $560.1 million in net proceeds from the sale of the 2027 Notes, after deducting purchaser discounts, commissions and other offering costs of $14.9 million.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2022 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Segment Reporting

The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are mainly located in the United States (U.S.) and revenue is mainly generated in the U.S. Long-lived assets and revenue generated outside the U.S. are not material.

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

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, discount rates and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods (e.g., relief from royalty methods). The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the tangible and intangible assets acquired and liabilities assumed, including the fair value of acquired intangible assets, an indemnification asset related to certain assumed liabilities, net lease liabilities, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies with a corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including useful lives of long-lived assets, capitalization of internal-use software costs, incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities, the estimate of credit losses on accounts receivable, acquired card receivables and other financial assets, accrual for rewards, variable consideration used in revenue recognition for certain financial institutions, benefit periods used to amortize deferred commissions, reserve for losses on funds held for customers, and income tax. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets and customer accounts is recognized, if material. As of September 30, 2021, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled $3.9 million.

There were no customers that exceeded 10% of the Company’s total revenue during the three months ended September 30, 2021 and 2020.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021, other than those new accounting policies that were implemented as a result of our business acquisition and the adoption of new accounting standards as described below.

Foreign Currency

The Company has a foreign subsidiary whose functional currency is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other (expense) income, net in the accompanying condensed consolidated statements of operations

Recently Adopted Accounting Pronouncements

On July 1, 2021, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments. Under this ASU, the embedded conversion features are not required to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and a convertible preferred stock is accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method.

The Company elected to follow the modified retrospective method upon adopting this ASU with respect to the 2025 Notes, which is the convertible debt that existed at that date. As a result of the adoption, the Company accounts for the 2025 Notes as a single liability and no longer separately accounts for the liability and equity components. The adoption of this ASU also resulted in the derecognition of a deferred tax liability, which represented a basis difference in the face value of the 2025 Notes due to the previous allocation of a portion of the proceeds to the equity component. Additionally, the Company recorded a cumulative adjustment to decrease the beginning balance of the accumulated deficit at July 1, 2021, which represented a reduction in previously recorded amortization of debt discount through June 30, 2021. The following table summarizes the adjustments made to the condensed consolidated balance sheet as of July 1, 2021 as a result of applying the modified retrospective method in adopting this ASU:

		ASU 2020-06 adjustments
	As previously reported, June 30, 2021	Account for the 2025 Notes as a single liability	Cumulative effect adjustments	As adjusted, July 1, 2021
Convertible senior notes, net (2025 Notes)	$909,847	$247,231	$(25,316)	$1,131,762
Deferred income tax liability (1)	9,090	(2,165)	(3,684)	3,241
Additional paid-in capital	2,777,155	(245,066)	—	2,532,089
Accumulated deficit	(247,467)	—	29,000	(218,467)

(1) The balance at June 30, 2021 included $5.8 million of deferred tax liability associated with the allocation of the 2025 Notes into equity.

On July 1, 2021, the Company adopted FASB ASU 2020—04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting in response to concerns about structural risks of the cessation of LIBOR. It also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The Company’s credit agreements reference both LIBOR and an alternative rate to replace LIBOR; therefore, the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

On July 1, 2021, the Company adopted ASU 2017—04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test that required a calculation of the implied fair value of goodwill following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Accordingly, a goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and UNBILLED REVENUE

The Company generates revenue primarily from subscription and transaction fees. The Company’s customers include small and midsize businesses (SMB), accounting firms and financial institutions. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by customer category, and revenue from interest on funds held for customers (in thousands).

	Three months ended September 30,
	2021	2020
Small-to-midsize business and accounting firm customers	$111,656	$40,899
Financial institution customers	3,956	2,889
Total subscription and transaction fees	115,612	43,788
Interest on funds held for customers	791	2,421
Total revenue	$116,403	$46,209

Remaining performance obligations

As of September 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was $152.8 million. Of this amount, the Company expects to recognize approximately $43.0 million, or 28%, within one year. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company’s contracts with its financial institution customers, which are inherently uncertain. Once the services for the Company’s significant contracts have launched, the Company expects the amount of revenue to be recognized for the remaining transaction price will be materially consistent over the next two to five years.

Deferred revenue

Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2021, the Company recognized $2.3 million of revenue that was included in the deferred revenue balance as of June 30, 2021.

Unbilled revenue

Unbilled revenue, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $9.3 million and $8.1 million as of September 30, 2021 and June 30, 2021, respectively.

NOTE 3 – BUSINESS COMBINATIONS

Acquisition of Invoice2go

On September 1, 2021 (acquisition date), the Company acquired 100% of the outstanding equity interests of Invoice2go, Inc. (Invoice2go). The results of Invoice2go's operations have been included in the accompanying condensed consolidated financial statements since the acquisition date. Invoice2go provides mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Invoice2go has operations in the U.S. and in Australia, and serves a large global customer base of SMBs. The acquisition of Invoice2go will enhance the Company’s ability to provide an expanded product solution to enable SMBs to manage accounts payable, corporate card spend, and accounts receivable all in one place. Additionally, the acquisition will expand the market opportunity for the Company by offering Invoice2go's product to its existing customers and network members and vice versa.

The acquisition purchase consideration totaled $674.3 million, which consisted of the following (in thousands):

Equity consideration (1)	$510,218
Cash	164,087
Total	$674,305

(1) This includes 1,788,372 shares of the Company’s common stock issued with a fair value based upon the opening market price on the acquisition date. This also includes the stock options assumed to replace stock options that were outstanding on the acquisition date under Invoice2go's 2014 Equity Incentive Plan (Invoice2go 2014 Plan). The fair value of these stock options was $21.7 million, which was the amount attributable to the pre-combination requisite service period.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$19,738
Accounts receivable and other assets	4,518
Intangible assets	91,219
Total identifiable assets acquired	115,475
Accounts payable and other liabilities	(26,618)
Net identifiable assets acquired	88,857
Goodwill	585,448
Net assets acquired	$674,305

The preliminary fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary fair value	Weighted average useful life (In years)
Customer relationships	$61,269	10.0
Developed technology	15,908	3.0
Trade name	14,042	3.0
Total	$91,219	7.7

Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 12.3%.

Developed technology was measured at fair value using the relief-from-royalty method of the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from existing technology, a pre-tax royalty rate of 15.0% and a discount rate of 12.3%.

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 2.5% and a discount rate of 12.3%.

The $585.4 million goodwill is attributable primarily to the expected synergies and economies of scale expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes. As of September 30, 2021, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Invoice2go.

The Company recognized $3.7 million of acquisition-related costs that were expensed in the current period. These costs are shown as part of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company also recognized $0.2 million in costs associated with the issuance and registration of the shares issued as consideration in the acquisition of Invoice2go. Those costs were reported as a reduction of additional paid-in capital within stockholders’ equity.

The amounts of Invoice2go’s total revenues and net loss that were included in the Company’s consolidated statement of operations from the acquisition date through September 30, 2021 were $1.3 million and $5.0 million, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma information below does not necessarily reflect the combined actual results of operations of the Company and Invoice2go that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Invoice2go, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the three months ended September 30, 2021 was adjusted to exclude nonrecurring acquisition-related costs of $19.0 million. The pro forma net loss for the three months ended September 30, 2020 was adjusted to include nonrecurring acquisition-related costs of $20.6 million. Below is the unaudited pro forma financial information of the combined results of operations as if the acquisition occurred on July 1, 2020 (in thousands):

	Three months ended September 30,
	2021 (1)	2020 (2)
Total revenue	$124,867	$50,023
Net loss	$(74,999)	$(39,969)

(1) Includes proforma results of the Company, Divvy and Invoice2go.

(2) Includes proforma results of the Company and Invoice2go (excluding Divvy).

Acquisition of Divvy

On June 1, 2021, the Company acquired 100% of the outstanding equity interests of DivvyPay, Inc. (Divvy) for a total consideration (equity and cash) of $2.3 billion. Following the acquisition of Divvy, the Company has a period of not more than 12 months to finalize the fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and indemnification asset related to certain assumed liabilities at the acquisition date of Divvy. The Company continues to refine its estimates and assumptions used in the valuation of the assets acquired and liabilities assumed.

During the three months ended September 30, 2021, the Company remeasured the fair value of the leases acquired and the replacement stock based awards included in the purchase consideration. The effect of these measurement period adjustments resulted in a decrease of goodwill by $2.7 million during the three months ended September 30, 2021.

Unaudited Pro Forma Financial Information

The unaudited pro forma information below does not necessarily reflect the combined actual results of operations of the Company and Divvy that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Divvy, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. Below is the unaudited pro forma financial information of the combined results of operations during the three months ended September 30, 2020 as if the acquisition occurred on July 1, 2019 (in thousands):

Three months ended September 30, 2020 (1)
Total revenue	$58,967
Net loss	$(64,067)

(1) Includes proforma results of the Company and Divvy (excluding Invoice2go).

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,704,202	$—	$—	$1,704,202
U.S. treasury securities	74,998	—	—	74,998
	1,779,200	—	—	1,779,200
Short-term investments:
Corporate bonds	—	580,485	—	580,485
U.S. treasury securities	198,481	—	—	198,481
Asset-backed securities	—	32,019	—	32,019
Certificates of deposit	—	10,569	—	10,569
	198,481	623,073	—	821,554
Funds held for customers:
Restricted cash equivalents	5,150	52,814	—	57,964
Corporate bonds	—	575,327	—	575,327
Certificates of deposit	—	385,097	—	385,097
Municipal bonds	—	14,726	—	14,726
Asset-backed securities	—	35,712	—	35,712
U.S. treasury securities	6,113	—	—	6,113
	11,263	1,063,676	—	1,074,939
Beneficial interest derivative on card receivables sold	—	—	2,693	2,693
Total assets measured at fair value	$1,988,944	$1,686,749	$2,693	$3,678,386

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$365,550	$—	$—	$365,550
Corporate bonds	—	15,499	—	15,499
	365,550	15,499	—	381,049
Short-term investments:
Corporate bonds	—	466,459	—	466,459
U.S. treasury securities	155,674	—	—	155,674
Asset-backed securities	—	26,406	—	26,406
Certificates of deposit	—	6,775	—	6,775
	155,674	499,640	—	655,314
Funds held for customers:
Restricted cash equivalents	6,887	79,435	—	86,322
Corporate bonds	—	516,350	—	516,350
Certificates of deposit	—	326,927	—	326,927
Municipal bonds	—	42,957	—	42,957
Asset-backed securities	—	25,085	—	25,085
U.S. treasury securities	3,009	—	—	3,009
	9,896	990,754	—	1,000,650
Beneficial interest derivative on card receivables sold	—	—	2,252	2,252
Total assets measured at fair value	$531,120	$1,505,893	$2,252	$2,039,265

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

The fair value of the beneficial interest derivative on card receivables sold is estimated using a discounted cash flow model, which uses Level 3 inputs. Significant input used includes a discount rate of 13.8% and loss rate estimate of 2.5% as of September 30, 2021, which is based upon the expected rate of the transferred card receivables’ payment in default. The loss rate is calculated using historical trends and ages of the outstanding card receivable balances. Other inputs, such as the expected repayments, are generally considered but had no material impact in the estimation of fair value of the beneficial interest derivative as of September 30, 2021. A change in inputs used to a different amount could result in a significantly higher or lower fair value measurement.

The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of September 30, 2021. The Company carries the Notes at par value, less the unamortized debt discount and issuance costs in the accompanying condensed consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $603.7 million and $2.0 billion, respectively, as of September 30, 2021. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$580,451	$99	$(65)	$580,485
U.S. treasury securities	198,459	24	(2)	198,481
Asset-backed securities	32,016	6	(3)	32,019
Certificates of deposit	10,569	—	—	10,569
Total	$821,495	$129	$(70)	$821,554

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$466,403	$111	$(55)	$466,459
U.S. treasury securities	155,663	16	(5)	155,674
Asset-backed securities	26,391	16	(1)	26,406
Certificates of deposit	6,775	—	—	6,775
Total	$655,232	$143	$(61)	$655,314

The amortized cost and fair value amounts include accrued interest receivable of $2.3 million and $2.5 million as of September 30, 2021 and June 30, 2021, respectively.

As of September 30, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $625.8 million and $195.8 million, respectively, or 76% and 24%, respectively, of the Company’s total short-term investments. As of June 30, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $495.8 million and $159.5 million, respectively, or 76% and 24%, respectively, of the Company’s total short-term investments.

As of September 30, 2021, approximately 120 of the more than 300 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$189,301	$(65)
U.S. treasury securities	45,190	(2)
Asset backed securities	17,928	(3)
Total	$252,419	$(70)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$152,485	$(55)
U.S. treasury securities	85,466	(5)
Asset backed securities	8,089	(1)
Total	$246,040	$(61)

Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have been insignificant. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three months ended September 30, 2021 and 2020.

The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of September 30, 2021 and June 30, 2021 because they were not material.

NOTE 6 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	September 30,	June 30,
	2021	2021
Restricted cash and other receivables	$1,357,620	$1,208,598
Restricted cash equivalents	57,964	86,322
Corporate bonds	575,327	516,350
Certificates of deposit	385,097	326,927
Municipal bonds	14,726	42,957
Asset backed securities	35,712	25,085
U.S. treasury securities	6,113	3,009
Total funds held for customers	2,432,559	2,209,248
Less - income earned by the Company included in other current assets	(38)	(650)
Total funds held for customers, net of income earned by the Company	$2,432,521	$2,208,598

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$575,354	$23	$(50)	$575,327
Certificates of deposit	385,097	—	—	385,097
Municipal bonds	14,724	2	—	14,726
Asset backed securities	35,709	5	(2)	35,712
U.S. treasury securities	6,113	—	—	6,113
Total	$1,016,997	$30	$(52)	$1,016,975

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$516,364	$24	$(38)	$516,350
Certificates of deposit	326,927	—	—	326,927
Municipal bonds	42,952	5	—	42,957
Asset backed securities	25,081	4	—	25,085
U.S. treasury securities	3,010	—	(1)	3,009
Total	$914,334	$33	$(39)	$914,328

The amortized cost and fair value amounts include accrued interest receivable of $1.4 million and $1.9 million and as of September 30, 2021 and June 30, 2021, respectively.

As of September 30, 2021, approximately 96%, or $980.8 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 4% or $36.2 million mature thereafter. As of June 30, 2021, approximately 97%, or $882.4 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 3% or $31.9 million mature thereafter.

As of September 30, 2021, approximately 90 of the more than 300 investment positions were in an unrealized loss position. The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$113,924	$(50)
Asset backed securities	15,335	(2)
Total	$129,259	$(52)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$79,359	$(38)
U.S. treasury securities	2,501	(1)
Total	$81,860	$(39)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three ended September 30, 2021 and 2020.

NOTE 7 – ACQUIRED CARD RECEIVABLES

Acquired Card Receivables - Acquired card receivables consisted of the following as of the dates presented (in thousands):

	September 30,	June 30,
	2021	2021
Gross amount of acquired card receivables	$178,055	$148,833
Less: allowance for credit losses	(3,717)	(1,740)
Total	$174,338	$147,093

Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks.

As of September 30, 2021, approximately $165.8 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the 2021 Revolving Credit Agreement and the 2019 Credit Agreement (see Note 9).

Credit Quality Information

The Company regularly reviews collection experience, delinquencies, and net charge-offs in determining allowance for credit losses related to acquired card receivables. Historical collections rates have shown that days past due is the primary indicator of the likelihood of loss. The Company elected to use the delinquency trends or past due status of the acquired card receivables as the credit quality indicator. Acquired card receivables are considered past due if full payment is not received on the bill date or within a grace period, which is generally limited to five days. Below is a summary of the acquired card receivables by class (i.e., past due status) as of the dates presented (in thousands):

	September 30,	June 30,
	2021	2021
Current and less than 30 days past due	$173,272	$145,993
30 ~ 59 days past due	1,992	1,188
60 ~ 89 days past due	1,581	580
90 ~ 119 days past due	883	713
Over 119 days past due	327	359
Total	$178,055	$148,833

The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and have an allowance for outstanding balance and fees, and (ii) classified as nonperforming was not material as of September 30, 2021.

Allowance for Credit Losses

Below is a summary of the changes in allowance for credit losses as of the dates presented (in thousands):

	September 30,	June 30,
	2021	2021
Balance, beginning	$1,740	$—
Initial allowance for credit losses on purchased card receivables with credit deterioration	14	2,082
Provision for expected credit losses	4,035	462
Charge-off amounts	(2,276)	(828)
Recoveries collected	204	24
Balance, end of period	$3,717	$1,740

The Company also incurred losses related to card transactions disputed by spending businesses. The amount was not material during the three months ended September 30, 2021.

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

The acquired card receivables that were considered PCD assets were not material as of September 30, 2021. The table below shows a summary of the acquired card receivables that were considered PCD assets as of June 30, 2021 (in thousands).

Purchase price	$3,855
Allowance for credit losses	2,082
Less: discount attributable to other factors	(79)
Par value	$5,858

Card Receivables Held for Sale

The Company sells a portion of acquired card receivables to a Purchasing Bank at a discount. Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level and included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, amounted to $3.5 million and $2.6 million as of September 30, 2021 and June 30, 2021.

Card Receivables Sold and Related Servicing and Beneficial Interest Derivative Retained

The Company has an agreement with the Purchasing Bank to sell its acquired card receivables. Cash proceeds and other assets received from card receivables transferred to the Purchasing Bank were approximately $259 million during the three months ended September 30, 2021. The Company has continuing involvement under this agreement as servicer, and by retaining a beneficial interest derivative in the form of a deferred purchase price. The beneficial interest derivative represents the Company’s right to receive a portion of collections based on the performance of each cohort of card receivables sold to the Purchasing Bank. The fair value of the beneficial interest derivative was $2.7 million and $2.3 million as of September 30, 2021 and June 30, 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The servicing fee income was not material during the quarter ended September 30, 2021. See Note 4 for additional information about the fair value measurement of the beneficial interest derivative.

The Company could experience losses on the beneficial interest derivative if the performance of the cohorts of card receivables sold to the Purchasing Bank is less than expected. The Company could also experience losses on card receivables sold if it were required to repurchase delinquent receivables due to a breach in representations and warranties associated with its sales of receivables.

Below is a summary of transferred card receivables by class (i.e., past due status) as of the periods presented (in thousands):

	September 30,	June 30,
	2021	2021
Current and less than 30 days past due	$41,372	$28,687
30 ~ 59 days past due	861	240
60 ~ 89 days past due	444	165
90 ~ 119 days past due	219	301
Over 119 days past due	9	132
Total	$42,905	$29,525

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following (in thousands):

	September 30,	June 30,
	2021	2021
Balance, beginning	$1,772,043	$—
Addition related to acquisition during the period	585,448	1,772,043
Measurement period adjustments	(2,679)	—
Balance, ending	$2,354,812	$1,772,043

Intangible Assets

Intangible assets consisted of the following (amounts in thousands):

	Gross amount			Accumulated amortization			Net carrying amount		Weighted- average remaining useful life (in years)
	June 30, 2021	Additions	September 30, 2021	June 30, 2021	Amortization expense	September 30, 2021	June 30, 2021	September 30, 2021
Customer relationships	$198,000	$61,269	$259,269	$(2,062)	$(5,049)	$(7,111)	$195,938	$252,158	9.7
Developed technology	191,000	15,908	206,908	(2,653)	(8,401)	(11,054)	188,347	195,854	5.5
Trade name	34,000	14,042	48,042	(944)	(3,222)	(4,166)	33,056	43,876	2.8
Total	$423,000	$91,219	$514,219	$(5,659)	$(16,672)	$(22,331)	$417,341	$491,888	7.4

Amortization of finite-lived intangible assets was as follows during the three months ended September 30, 2021 (in thousands):

Cost of revenue	$8,401
Sales and marketing	8,271
Total	$16,672

As of September 30, 2021, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2022	$59,306
2023	79,075
2024	78,147
2025	59,425
2026	57,763
Thereafter	158,172
Total	$491,888

NOTE 9 – DEBT AND BORROWINGS

Debt and borrowings consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Convertible senior notes:
2027 Notes, principal	$575,000	$—
2025 Notes, principal	1,150,000	1,150,000
Total principal amount of convertible senior notes	1,725,000	1,150,000
Credit facilities:
2021 revolving credit agreement (Class A)	37,500	37,500
2021 revolving credit agreement (Class B)	10,000	10,000
2019 credit agreement	30,000	30,000
Total principal borrowings from credit facilities	77,500	77,500
Total principal amount of debt and borrowings	1,802,500	1,227,500
Less: unamortized debt discount and issuance costs	(30,580)	(238,119)
Net carrying value of debt and borrowings	$1,771,920	$989,381

Net carrying value of debt and borrowings consisted of:
2025 Notes, net	$1,132,793	$909,847
2027 Notes, net	560,113	—
Borrowings from credit facilities (including unamortized debt premium)	79,014	79,534
Total	$1,771,920	$989,381

2027 Notes

On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes are subject to the terms and conditions of the Indenture governing the 2027 Notes between the Company and Wells Fargo Bank, N.A., as trustee (Trustee). The net proceeds from the issuance of the 2027 Notes were $560.1 billion, after deducting debt discount and debt issuance costs totaling $14.9 million.

The 2027 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the Trustee. The 2027 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2027 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2025 Notes. In addition, the 2027 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.

The 2027 Notes have an initial conversion rate of 2.4108 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $414.80 per share of the Company’s common stock and approximately 1.4 million shares issuable upon conversion. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company’s current intent is to settle conversions of the 2027 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.

The Company may redeem for cash, all or any portion of the 2027 Notes, at the Company’s option, on or after October 5, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.

The holders of the 2027 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2027 in multiples of $1,000 principal amount, under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on December 31, 2021, and only during such calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•
during the five business day periods after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•
if the Company calls such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
upon the occurrence of specified corporate events.

The conversion rate is subject to adjustment upon the occurrence of certain events or if the Company’s Board of Directors determines it is in the best interest of the Company. Additionally, holders of the 2027 Notes that convert their notes in connection with a make-whole fundamental change or during the redemption period, may be eligible to receive a make-whole premium through an increase of the conversion rate based on the estimated fair value of the 2027 Notes for the given date and stock price. The make-whole premium is designed to compensate the holder for lost “time-value” of the conversion option. The maximum number of additional shares that may be issued under the make-whole premium is 1.2656 per $1,000 principal (the lowest price of $272.00 in the make whole).

The Indenture governing the 2027 Notes contains customary events of default with respect to the 2027 Notes and provides that upon certain events of default occurring and continuing, the holders of the 2027 Notes will have the right, at their option, to require the Company to repurchase for cash all or a portion of their outstanding notes, at a price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest.

2025 Notes

On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes are subject to the terms and conditions of the Indenture governing the 2025 Notes between the Company and the Trustee. The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.

The 2025 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the Trustee. The 2025 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2025 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2027 Notes. In addition, the 2025 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.

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

The conversion rate is subject to adjustment upon the occurrence of certain events or if the Company’s Board of Directors determines it is in the best interest of the Company. Additionally, holders of the 2025 Notes that convert their notes in connection with a make-whole fundamental change or during the redemption period, may be eligible to receive a make-whole premium through an increase of the conversion rate based on the estimated fair value of the 2025 Notes for the given date and stock price. The make-whole premium is designed to compensate the holder for lost “time-value” of the conversion option. The maximum number of additional shares that may be issued under the make-whole premium is 2.9525 per $1,000 principal (the lowest price of $109.07 in the make whole).

The Indenture governing the 2025 Notes contains customary events of default with respect to the 2025 Notes and provides that upon certain events of default occurring and continuing, the holders of the 2025 Notes will have the right, at their option, to require the Company to repurchase for cash all or a portion of their outstanding notes, at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid interest.

As of September 30, 2021, one of the conditions for early conversion of the 2025 Notes was triggered. Specifically, the Company's common stock during a certain period from August 2021 to September 2021 traded at a price greater than 130% of the initial conversion price of the 2025 Notes for more than 20 consecutive trading days. Pursuant to the terms of the 2025 Notes, the holders of the 2025 Notes have the right to convert their notes at their option at any time in the calendar quarter subsequent to September 30, 2021. As a result, the Company reclassified the net carrying amount of the 2025 Notes from a long-term liability to a current liability in the accompanying condensed consolidated balance sheets as of September 30, 2021.

Additional Information About the Notes

Prior to the adoption of ASU 2020-06 on July 1, 2021, the Company separated the 2025 Notes into liability and equity components upon the issuance of the 2025 Notes. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The difference between the principal amount of the 2025 Notes and the liability component was initially recorded as a debt discount and was amortized as interest expense using the effective interest method over the term of the 2025 Notes. The equity component of the 2025 Notes, which was included in additional paid-in capital, was not required to be remeasured. The total amount of debt issuance costs of $20.6 million was allocated between the liability and equity components based on the respective values of the liability and equity components. The debt issuance costs allocated to the liability component was amortized as interest expense over the term of the 2025 Notes using the effective interest method. The debt issuance costs allocated to the equity component were included as a reduction of additional paid-in capital.

As discussed in Note 1, effective July 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the 2027 Notes and 2025 Notes as a single liability and no longer required to be accounted for separately between liability and equity components.

As of September 30, 2021 and June 30, 2021, the Notes consisted of the following:

	September 30, 2021		June 30, 2021
	2027 Notes	2025 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$1,150,000
Less: unamortized debt discount and issuance costs	(14,887)	(17,207)	(240,153)
Net carrying amount	$560,113	$1,132,793	$909,847

Amount allocated to equity component, net of issuance costs and tax	$—	$—	$245,066

The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the three months ended September 30, 2021, the Company recognized $1.1 million of interest expense related to the amortization of the debt discount and issuance costs of the Notes. The effective interest rate of the 2027 Notes was 0.48%. The effective interest rate of the 2025 Notes was 0.36% after the adoption of ASU 2020-06 beginning July 1, 2021. Prior to the adoption of ASU 2020-06, the effective interest rate of the liability component of the 2025 Notes was 5.37% and was based on the interest rate of similar debt instruments, at the time of the offering, that do not have associated convertible features. As of September 30, 2021, the weighted remaining life of the Notes was 4.6 years.

The “if-converted” value of the 2027 Notes did not exceed the principal amount of $575.0 million as of September 30, 2021. The “if-converted” value of the 2025 Notes exceeded the principal amount by approximately $758.2 million as of September 30, 2021.

Capped Call Transactions

In conjunction with the issuance of each of the 2025 Notes and the 2027 Notes, the Company entered into Capped Call transactions (collectively, the Capped Calls) with certain of the initial purchasers of the Notes and/or their respective affiliates or other financial institutions at a total cost of $125.8 million. The Capped Calls are separate transactions and are not part of the terms of the Notes. The total amount paid for the Capped Calls was recorded as a reduction of additional paid-in capital. The Company used the proceeds from the Notes to pay for the cost of the Capped Call premium. The cost of the Capped Calls is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the Notes for tax purposes.

The Capped Calls associated with the 2027 Notes and 2025 Notes each have an initial strike price of approximately $414.80 per share and $160.88 per share, respectively, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2027 Notes and 2025 Notes, and have an initial cap price of $544.00 per share and $218.14 per share, respectively, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than their respective strike price. The Capped Calls associated with the Notes cover, subject to anti-dilution adjustments, a total of approximately 8.5 million shares of the Company’s common stock. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

2021 Revolving Credit Agreement

The 2021 Revolving Credit Agreement was executed in March 2021 to finance the acquisition of card receivables. The 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to the agreement and has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. Both Class A and Class B facilities require a minimum utilization of 50%. Borrowings from the Class A and Class B facilities, which are secured by acquired card receivables, bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%). The interest rates on borrowings from the Class A and Class B facilities were 3.0% and 10.5% per annum, respectively, as of September 30, 2021. The 2021 Revolving Credit Agreement requires the Company to pay an unused fee of up to 0.50%. The 2021 Revolving Credit Agreement requires the Company to comply with certain restricted covenants, including certain financial ratios and liquidity requirements. As of September 30, 2021, the Company was in compliance with those covenants.

2019 Credit Agreement (as amended)

The 2019 Credit Agreement was executed in January 2019 and was most recently amended in July 2021. The amended 2019 Credit Agreement, which matures in January 2023, has a total commitment of $60.0 million with a minimum utilization requirement of $30.0 million. Borrowings from the amended 2019 Credit Agreement, which are secured by acquired card receivables, bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%). The interest rate drops to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. The interest rate was 8.0% per annum as of September 30, 2021. The amended 2019 Credit Agreement requires the Company to pay an unused fee of 0.5%; however, to the extent utilization requirements are not met, the unused fee is equal to the stated interest rate for the portion unused funds under the utilization requirement. The amended 2019 Credit Agreement requires the Company to comply with certain restricted covenants, including certain financial ratios and liquidity requirements. As of September 30, 2021, the Company was in compliance with those covenants.

The debt premium is amortized using the effective interest method over the remaining term of the credit agreements, with a weighted average remaining amortization period of 1.4 years. The interest income related to the amortization of the debt premium during the three months ended September 30, 2021 was not material.

NOTE 10 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 EIP), which became effective on December 10, 2019. The 2019 Plan authorizes the award of stock options, restricted stock units (RSUs), restricted stock awards, stock appreciation rights, performance awards, cash awards, and stock bonus awards, as determined by the Company’s board of directors.

Equity Awards Assumed in Acquisition

In connection with the acquisition of Invoice2go, the Company assumed and replaced the outstanding stock options on the acquisition date of Invoice2go under the Invoice2go 2014 Plan. The assumed equity awards will be settled in shares of the Company’s common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under the Invoice2go 2014 Plan and the forfeited awards will not be returned to the Invoice2go 2014 Plan.

Stock Options

The stock option awards granted during the three months ended September 30, 2021 and 2020 were not material. As of September 30, 2021, the total unamortized stock-based compensation expense related to the unvested stock options was $120.0 million, which the Company expects to recognize over a weighted-average period of 2.0 years.

Restricted Stock Units

During the three months ended September 30, 2021, the Company granted an aggregate of 1,847,041 RSUs with a weighted grant-date fair value of $204.96 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which generally range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of September 30, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs options was $391.4 million, which the Company expects to amortize over a weighted-average period of 3.2 years.

2019 Employee Stock Purchase Plan (ESPP)

The fair value of the ESPP offering during the three months ended September 30, 2021 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.42 to 1.0 year, (ii) expected volatility of 75.98%, (iii) risk-free interest rate range of 0.06% to 0.08% and (iv) expected dividend yield of 0%.

As of September 30, 2021, the total unrecognized compensation expense related to the ESPP was $3.9 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Cost

Stock-based compensation cost from stock options, RSUs and ESPP was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three months ended September 30,
	2021	2020
Cost of revenue	$1,127	$601
Research and development	10,560	3,069
Sales and marketing	8,114	1,504
General and administrative	18,086	4,720
Total amount charged to expense	37,887	9,894
Property and equipment (capitalized internal-use software)	940	—
Total stock-based compensation cost	$38,827	$9,894

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of September 30, 2021, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 11 – OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consisted of the following for the periods presented (in thousands):

	Three months ended September 30,
	2021	2020
Interest expense	$(1,828)	$864
Loss on sale of card receivables	(1,676)	—
Interest income	501	(30)
Other	(472)	(4)
Total	$(3,475)	$830

NOTE 12 – INCOME TAXES

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period.

The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax benefit during the three months ended September 30, 2021 consisted primarily of the Company's net losses and credits generated, offset with a corresponding valuation allowance, and the discrete income tax benefit recorded after a partial release of valuation allowance, resulting from the acquisition of Invoice2go.

The Company is subject to income tax audits in the U.S. and in Australia. The Company records liabilities related to uncertain tax positions, which provide adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audit. The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future.

NOTE 13 – LEASES

The Company has non-cancelable operating leases for office facilities in various locations, data center facilities, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.

As of September 30, 2021, the weighted average remaining term of these operating leases is 9.0 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.0%.

The total amount paid for amounts included in the measurement of operating lease liabilities was $3.1 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively.

The total amount right-of-use assets obtained in exchange for new operating lease liabilities was $1.2 million during the three months ended September 30, 2021.

Future minimum lease payments as of September 30, 2021 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$10,310
2023	13,469
2024	12,934
2025	12,679
2026	12,516
2027	12,865
Thereafter	47,950
Gross lease payments	122,723
Less - present value adjustments	(24,928)
Total operating lease liabilities, net	$97,795

The components of lease expense during the three months ended September 30, 2021 and 2020 is shown on the table below (in thousands).

	Three months ended September 30,
	2021	2020
Operating lease expense	$3,180	$1,547
Short-term lease expense	82	141
Variable lease expense	598	668
Sublease income	(182)	—
Total	$3,678	$2,356

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

In addition to the operating lease commitment described in Note 13 above, the Company has multi-year agreements with certain vendors, which expire through 2025. Additionally, the Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.

Future payments under these agreements are as follows as of September 30, 2021 (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$9,358
2023	11,455
2024	7,071
2025	2,350
2026	1,750
2027	1,750
Total	$33,734

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

Purchase of Card Receivables that have not Cleared

The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $28.7 million as of September 30, 2021 and have not been recorded on the accompanying consolidated balance sheets.

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2021, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 15 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended September 30,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(75,685)	$(12,951)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	95,892	80,216
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.79)	$(0.16)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	September 30,
	2021	2020
Stock options	5,762	7,894
Restricted stock units	2,895	1,195
Total	8,657	9,089

In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the three months ended September 30, 2021, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2027 Notes of $414.80 per share; however, it exceeded the initial conversion price of the 2025 Notes of $160.88 per share.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of September 30, 2021, our partners included some of the most trusted brands in the financial services business, including 85 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank and American Express. As we add customers and partners, we expect our network to continue to grow organically.

On September 1, 2021, we completed our acquisition of Invoice2go, Inc. (Invoice2go), a provider of mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand, for an aggregate purchase price of $674.3 million. On June 1, 2021, we completed our acquisition of DivvyPay, Inc. (Divvy), a leading provider of cloud-based spend management application and smart corporate cards to SMBs in the U.S., for an aggregate purchase price of $2.3 billion. Following the acquisitions, Invoice2go and Divvy became our wholly owned subsidiaries. Our condensed consolidated results of operations shown below for the three months ended September 30, 2021 includes the operating results of Invoice2go and Divvy from the dates of the acquisitions. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion about our acquisitions.

We have grown rapidly and scaled our business operations in recent periods. Our revenue was $116.4 million and $46.2 million during the three months ended September 30, 2021 and 2020, respectively, an increase of 152%. We generated net losses of $75.7 million and $13.0 million during the three months ended September 30, 2021 and 2020, respectively.

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

Our Revenue Model

We generate revenue primarily from subscription and transaction fees.

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

The majority of cards on our platform are issued by Cross River Bank, an FDIC-insured New Jersey state chartered bank, and WEX Bank, an FDIC-insured Utah state chartered bank. Under our arrangements with these banks, we must comply with their respective credit policies and underwriting procedures, and the banks maintain ultimate authority to decide whether to issue a card or approve a transaction. We are responsible for all fraud and unauthorized use of a card and generally are required to hold the bank harmless from such losses unless claims regarding fraud or unauthorized use are due to the sole gross negligence of the bank

When a spending business completes a purchase transaction, the payment to the merchant is made by our bank partner that issued the card. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the bank’s balance sheet. The bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation right in the receivable, the purchase price is equal to the outstanding principal balance of the receivable.

We act as the servicer on all receivables we purchase from our issuing bank partners and earn a servicing fee on loans we sell to our funding sources. We do not sell the servicing rights on any of the loans, allowing us to control the consumer experience end-to-end.

In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and other purchase arrangements with a diverse set of funding sources. We typically fund a substantial portion of these receivable purchases by borrowing under our credit facilities, although we may also fund receivables purchases using corporate cash. Typically, we immediately sell a portion of the receivables interests we have purchased to our warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement. As of September 30, 2021, we had $155.0 million in committed credit facility capacity, with $77.5 million drawn, and this is shown on our condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. On average, our spending businesses pay their statement balances in approximately 20 days.

Key Business Metrics

We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors. The table below excludes the metrics of our recently acquired Divvy and Invoice2go businesses. Relevant metrics for Divvy and Invoice2go are set forth in the footnotes to the table.

	As of September 30,
	2021	2020	% Growth
Number of customers (1)	126,800	103,600	22%

	Three months ended September 30,
	2021	2020	% Growth
Total Payment Volume (amounts in millions) (2)	$46,875	$28,822	63%

	Three months ended September 30,
	2021	2020	% Growth
Transactions processed (3)	8,789,000	6,526,000	35%

(1) As of September 30, 2021, the total number of spending businesses that used Divvy's spend management platform was approximately 13,500 and the total number of Invoice2go subscribers was approximately 226,000.

(2) During the three months ended September 30, 2021, the total card payment volume transacted by spending businesses that used Divvy cards was approximately $1.5 billion and total payment volume transacted by Invoice2go subscribers was approximately $100 million.

(3) During the three months ended September 30, 2021, the total transactions executed by spending businesses that used Divvy cards and by Invoice2go subscribers was approximately 4.6 million and over 100,000, respectively.

Number of Customers

For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. Customers who are using our solutions during a trial period are not counted as new customers during that period. If an organization has multiple entities billed separately for the use of our platform, each entity is counted as a customer. The number of customers in the table above represents the total number of customers at the end of each fiscal quarter.

Total Payment Volume (TPV)

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three months September 30, 2021 and 2020. The TPV in the table above does not include transactions made by spending businesses on our spend management platform and subscribers of recently acquired Invoice2go.

Transactions Processed

We define transactions processed as the number of customer payment and spend transactions initiated and processed through our platform during a particular period. Payment transactions include checks, ACH items, wire transfers and card payments. The transactions processed in the table above do not include transactions made by spending businesses on our spend management platform and subscribers of recently acquired Invoice2go.

Components of Results of Operations

Revenue

We generate revenue primarily from subscription and transaction fees.

Subscription fees are fixed monthly or annually and charged to our customers for the use of our platform to process transactions. Subscription fees are generally charged on a per user per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed through our platform, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, cross-border payments, virtual cards, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers that accept cards as a means of payment.

Our contracts with SMB and accounting firm customers provide access to the functionality of the Company’s cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears or annual arrangements paid up front. We charge our SMB and accounting firm customers subscription fees to access to our platform based on the number of users and level of service. We also charge these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on our website. We account for our annual and monthly contracts as a series of distinct services that are satisfied over time. We determine the transaction price for such contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. We recognize the transaction price as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period. Revenues recognized exclude amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.

We maintain agreements with WEX Bank and Cross River Bank for card transactions on the MasterCard and Visa networks, respectively. We facilitate the extension of credit to spending businesses through our Divvy platform in the form of Divvy cards, which are originated through our agreements with WEX Bank and Cross River Bank. The spending businesses utilize the credit on the Divvy cards as a means of payment for goods and services provided by suppliers. On a transaction basis, these suppliers are required to pay interchange fees to the issuer of the credit. Based on our agreement with WEX Bank, we recognize interchange fees net of the rebate we receive from WEX Bank as we are the agent in the card transactions and recognize the interchange fees on the gross amount under our agreement with Cross River Bank, as we are the principal in the card transactions.

We enter into multi-year contracts with financial institution customers to provide access to our cloud-based payments platform to process transactions. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with our online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete. Initial implementation services and transaction processing services are not capable of being distinct from the subscription for online bill pay services and are combined into a single performance obligation. The total consideration in these contracts varies based on the number of users and transactions to be processed. We determined the variable consideration allocation exception is met for these contracts and therefore recognize guaranteed monthly payments and any overages as revenue in the month they are earned. Implementation fees are recognized based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period.

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

Sales and Marketing – Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, rewards expense in connection with our card rewards programs, sales commissions, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, amortization of intangible assets, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.

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

Other (expense) income, net – Other (expense) income, net consists primarily of the amortization of debt discount and issuance costs in connection with our issuance of the Notes, interest expense on our borrowings from credit agreements, and losses on sales of card receivables, interest income on corporate funds invested in money market instruments and highly liquid, investment-grade fixed income marketable securities, accretion of debt premium, and gains or losses resulting from remeasurement of foreign currency transactions.

Benefit from income taxes – Benefit from income taxes consists primarily of a reduction of valuation allowance in connection with the acquisition of Invoice2go.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended September 30,
	2021 (2)	2020
Revenue	$116,403	$46,209
Cost of revenue (1)	29,835	12,106
Gross profit	86,568	34,103
Operating expenses
Research and development (1)	42,472	17,786
Sales and marketing (1)	62,312	12,908
General and administrative (1)	57,935	17,190
Total operating expenses	162,719	47,884
Loss from operations	(76,151)	(13,781)
Other (expense) income, net	(3,475)	830
Loss before benefit from income taxes	(79,626)	(12,951)
Benefit from income taxes	(3,941)	—
Net loss	$(75,685)	$(12,951)

(1) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended September 30,
	2021 (2)	2020
Cost of revenue	$1,127	$601
Research and development	10,560	3,069
Sales and marketing	8,114	1,504
General and administrative	18,086	4,720
Total	$37,887	$9,894

(2) Includes the results of Divvy and Invoice2go.

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of total revenue:

Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,
	2021 (1)	2020
Revenue	100%	100%
Cost of revenue	26%	26%
Gross margin	74%	74%
Operating expenses
Research and development	36%	38%
Sales and marketing	54%	28%
General and administrative	50%	38%
Total operating expenses	140%	104%
Loss from operations	(66)%	(30)%
Other (expense) income, net	(3)%	2%
Loss before benefit from income taxes	(69)%	(28)%
Benefit from income taxes	(3)%	—
Net loss	(66)%	(28)%

(1) Includes the results of Divvy and Invoice2go.

Revenue

Revenue during the three months ended September 30, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
Revenue	$116,403	$46,209	$70,194	152%

(1) Includes the results of Divvy and Invoice2go.

Revenue, which is comprised mainly of subscription and transactions fees, increased to $116.4 million during the three months ended September 30, 2021 from $46.2 million during the three months ended September 30, 2020, an increase of $70.2 million or 152%. The increase was due primarily to the following:

•
Subscription fees increased to $35.0 million during the three months ended September 30, 2021 from $24.6 million during the three months ended September 30, 2020, an increase of $10.4 million or 43%, driven primarily by the increase in customers and average subscription revenue per customer.
•
Transaction fees increased to $80.6 million during the three months ended September 30, 2021 from $19.2 million during the three months ended September 30, 2020, an increase of $61.4 million or 319%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products.

We expect to be affected by fluctuations in foreign currency rates in the future, especially if our revenue through our Australian subsidiary grows as a percentage of our total revenue or our operations in Australia increase.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
Cost of revenue	$29,835	$12,106	$17,729	146%
Gross profit	$86,568	$34,103	$52,465	154%
Gross margin	74%	74%

(1) Includes the results of Divvy and Invoice2go.

Cost of revenue increased to $29.8 million during the three months ended September 30, 2021 from $12.1 million during the three months ended September 30, 2020, an increase of $17.7 million or 146%. The increase was due primarily to the following:

•
an $8.4 million increase in amortization of acquired developed technology;
•
a $3.9 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•
a $3.7 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, including the headcount from the acquisitions of Divvy and Invoice2go. Our average headcount of such personnel during the three months ended September 30, 2021 increased by 98% compared to the same period in fiscal 2021; and
•
a $1.7 million increase in costs for consultants, temporary contractors, and shared overhead and other costs.

Gross margin remained flat at 74% during the three months ended September 30, 2021 compared to the same period in fiscal 2021.

Research and Development Expenses

Research and development expenses during the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
Research and development expenses	$42,472	$17,786	$24,686	139%
Percentage of revenue	36%	38%

(1) Includes the results of Divvy and Invoice2go.

Research and development expenses increased to $42.5 million during the three months ended September 30, 2021 from $17.8 million during the three months ended September 30, 2020, an increase of $24.7 million or 139%. The increase was due primarily to the following:

•
a $20.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings, and the acquisitions of Divvy and Invoice2go. Our average research and development headcount during the three months ended September 30, 2021 increased by 148% compared to the same period in fiscal 2021; and
•
a $3.9 million increase in shared overhead costs, costs for engaging consultants and temporary contractors who provided product development services, and other costs.

As a percentage of total revenue, research and development expenses decreased to 36% during the three months ended September 30, 2021 from 38% during the three months ended September 30, 2020 due primarily to the leveraging of our total research and development spend relative to the increase in our total revenue.

We expect to be affected by fluctuations in foreign currency rates in the future, especially if our revenue through our Australian subsidiary grows as a percentage of our total revenue or our operations in Australia increase.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
Sales and marketing expenses	$62,312	$12,908	$49,404	383%
Percentage of revenue	54%	28%

(1) Includes the results of Divvy and Invoice2go.

Sales and marketing expenses increased to $62.3 million during the three months ended September 30, 2021 from $12.9 million during the three months ended September 30, 2020, an increase of $49.4 million or 383%. The increase was due primarily to the following:

•
a $15.8 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services, and the acquisitions of Divvy and Invoice2go. Our average sales and marketing headcount during the three months ended September 30, 2021 increased by 150% compared to the same period in fiscal 2021;
•
a $15.6 million increase in rewards expense in connection with our rewards programs. We offer promotion programs whereby spending businesses who use the spend management application can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses on cash back, statement credit, gift cards and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed;
•
an $8.3 million increase in amortization of acquired intangible assets;
•
a $6.9 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness; and
•
a $2.8 million increase in shared overhead and other costs.

As a percentage of total revenue, sales and marketing expenses increased to 54% during the three months ended September 30, 2021 from 28% during the three months ended September 30, 2020 due mainly to the rewards expense and the amortization of acquired intangible assets that were recognized during the current fiscal quarter and none in the same quarter in fiscal 2021. Additionally, the increase was attributed to a higher stock-based compensation expense during the current fiscal quarter.

General and Administrative Expenses

General and administrative expenses during the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
General and administrative expenses	$57,935	$17,190	$40,745	237%
Percentage of revenue	50%	38%

(1) Includes the results of Divvy and Invoice2go.

General and administrative expenses increased to $57.9 million during the three months ended September 30, 2021 from $17.2 million during the three months ended September 30, 2020, an increase of $40.7 million or 237%. The increase was due primarily to the following:

•
a $21.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel and the acquisitions of Divvy and Invoice2go. Our average general and administrative headcount during the three months ended September 30, 2021 increased by 172% compared to the same period in fiscal 2021 or 68% excluding the headcount of Divvy and Invoice2go;
•
a $9.9 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives, including the acquisitions of Divvy and Invoice2go;
•
a $5.2 million increase in provision for card and fraud losses; and
•
a $3.7 million increase in corporate insurance costs, shared overhead costs, and other costs.

As a percentage of total revenue, general and administrative expenses increased to 50% during the three months ended September 30, 2021 from 38% during the three months ended September 30, 2020 due primarily to the increase in stock-based compensation expense, the increase in professional fees in connection with our acquisitions of Divvy and Invoice2go, and the integration of these acquired entities.

Other (Expense) Income, Net

Other (expense) income, net during the three months ended September 30, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
Other (expense) income, net	$(3,475)	$830	$(4,305)	(519)%

(1) Includes the results of Divvy and Invoice2go.

The change in other (expense) income, net during the three months ended September 30, 2021 compared to the same period in fiscal 2021 was due mainly to the following:

•
a $1.8 million increase in interest expense mainly due to the amortization of debt discount and issuance costs of our Notes;
•
a $1.7 million increase in loss on sale of card receivables; and
•
a $0.8 million increase in other expenses and a decrease in interest income.

Benefit from Income Taxes

Benefit from income taxes during the three months ended September 30, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended
	September 30,		Change
	2021 (1)	2020	Amount	%
Benefit from income taxes	$(3,941)	$—	$(3,941)	(100)%

(1) Includes the results of Divvy and Invoice2go.

Benefit from income taxes during the three months ended September 30, 2021 consisted primarily of a reduction of valuation allowance in connection with the acquisition of Invoice2go.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding amortization of intangible assets, stock-based compensation expense, depreciation expense, and payroll taxes related to stock-based compensation expense. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors' consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three months ended September 30,
	2021 (1)	2020
Revenue	$116,403	$46,209
Gross profit	86,568	34,103
Add:
Amortization of intangible assets	8,401	—
Stock-based compensation expense	1,127	601
Payroll taxes related to stock-based compensation expense	163	46
Depreciation expense	721	479
Non-GAAP gross profit	$96,980	$35,229
Gross margin	74.4%	73.8%
Non-GAAP gross margin	83.3%	76.2%

(1) Includes the results of Divvy and Invoice2go.

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

	Three months ended September 30,
	2021 (1)	2020
Net cash used in operating activities	$(21,134)	$(2,356)
Purchases of property and equipment	(1,404)	(5,894)
Capitalization of internal-use software costs	(2,942)	(314)
Free cash flow	$(25,480)	$(8,564)

(1) Includes the results of Divvy and Invoice2go.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents of $2.0 billion, our available-for-sale short-term investments of $821.6 million, and our available lines of credit. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our lines of credit are comprised of credit agreements, under which we have a total borrowing commitment of $155.0 million. We can draw funds from these lines of credit to the extent there is sufficient balance of eligible acquired card receivables that serve as collateral.

A significant portion of our cash, cash equivalents and short-term investments as of September 30, 2021 was derived from our recent public offering of our common stock and issuance of 2027 Notes in a private offering on September 24, 2021, in which we received combined aggregate net proceeds of approximately $1.9 billion, after deducting discounts, commissions and other offering costs.

We believe that our cash, cash equivalents, available-for sale short-term investments, and funds available under our lines of credit will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of the principal amount of the Notes in the event that the Notes become convertible and the noteholders opt to exercise their right to convert. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Three months ended September 30,
	2021 (1)	2020
Net cash provided by (used in):
Operating activities	$(21,134)	$(2,356)
Investing activities	$(453,872)	$(73,457)
Financing activities	$2,104,111	$37,278

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

Net cash used in operating activities increased to $21.1 million during the three months ended September 30, 2021 from $2.4 million during the three months ended September 30, 2020, due mainly to the increase in payments for costs of our services and operating expenses, partially offset by the increase in subscription and transaction fees revenue.

Net Cash Used in Investing Activities

Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, business acquisitions, purchases of property and equipment, and capitalization of internal-use software. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.

Our net cash used in investing activities increased to $453.9 million during the three months ended September 30, 2021 from $73.5 million during the three months ended September 30, 2020 due primarily to the increase in purchases of corporate and customer fund short-term investments, payment to acquire Invoice2go, and increase in acquired card receivables; partially offset by the increase in proceeds from maturities and sales of corporate and customer short-term investments.

Net Cash Provided by Financing Activities

Our cash proceeds from our financing activities consist primarily of proceeds from public offerings of our common stock, issuance of 2027 debt, exercises of stock options, and employee purchases of our common stock under our ESPP. Our cash usage for our financing activities consists primarily of payments of costs related to public offerings of our common stock, and issuance of debt. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.

Net cash provided by financing activities increased to $2.1 billion during the three months ended September 30, 2021 from $37.3 million during the three months ended September 30, 2020 due primarily to the proceeds from the public offering of our common stock, issuance of our 2027 Notes, and increase in customer funds liability; partially offset by the purchase of Capped Calls in connection with our issuance of the 2027 Notes.

2027 Notes

On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027. The 2027 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest.

The 2027 Notes are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock.

In conjunction with the issuance of the 2027 Notes, we entered into Capped Call transactions with certain counterparties. The Capped Calls each have an initial strike price of approximately $414.80 per share, subject to certain adjustments. The Capped Calls have an initial cap price of $544.00 per share, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than the strike price of $414.80 per share. The purpose of the Capped Calls is to reduce the potential dilution of our common stock upon any conversion of the 2027 Notes and/or offset any cash payments that we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

2025 Notes

On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025. The 2025 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest. The 2025 Notes are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of the Company's common stock for at least 20 trading days

(whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price.

As of September 30, 2021, one of the conditions for early conversion of the 2025 Notes was triggered. Specifically, the Company's common stock during a certain period from August 2021 to September 2021 traded at a price greater than 130% of the initial conversion price of the 2025 Notes for more than 20 consecutive trading days. Pursuant to the terms of the 2025 Notes, the holders of the 2025 Notes have the right to convert their notes at their option at any time during the calendar quarter subsequent to September 30, 2021. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. As of September 30, 2021, we reclassified the net carrying amount of the 2025 Notes as a current liability in the condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q.

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

Credit Agreements

Our credit agreements consisted of (i) Revolving Credit and Security Agreement (2021 Revolving Credit Agreement) and (ii) Warehouse Credit Agreement (2019 Credit Agreement, as amended).

Our 2021 Revolving Credit Agreement has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. The total outstanding borrowings from the Class A and Class B facilities, which bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%), were $37.5 million and $10.0 million, respectively, as of September 30, 2021. Our 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to such agreement and the outstanding borrowings are payable on or before the maturity date.

Our 2019 Credit Agreement (as amended) has a total commitment of $60.0 million. The outstanding borrowings from the amended 2019 Credit Agreement, which bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%), amounted to $30.0 million as of September 30, 2021. The interest rate drops to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. Our 2019 amended Credit Agreement matures in January 2023 and the outstanding borrowings are payable on or before the maturity date.

The available funds under our credit agreements, after deducting our borrowings totaling $77.5 million, was $77.5 million as of September 30, 2021.

Contractual Obligations and Other Commitments

As discussed above, we issued $575.0 million in aggregate principal amount of the 2027 Notes. The 2027 Notes are senior, unsecured obligations, and will not accrue interest. The 2027 Notes are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date. For additional discussion about our 2027 Notes, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the 2027 Notes, there were no material changes in our contractual obligations and other commitments from those disclosed in our Annual Report on Form 10-K for fiscal 2021. For additional discussion on our leases and other contractual commitments, refer to Notes 13 and 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $28.7 million as of September 30, 2021 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions was not material as of September 30, 2021.

Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of September 30, 2021.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for fiscal 2021.

Recent Accounting Pronouncements

See “The Company and its Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts. Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. Our customer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. As a secondary objective, we seek to maximize interest income. Our customer funds assets are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy, reflecting restrictions on permissible investments in applicable state money transmitter laws, governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.

As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments. However, the liquidity risk is minimized by collecting the customer’s funds in advance of the payment obligation and by maintaining significant investments in bank deposits and constant net asset value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income marketable securities. We also maintain other sources of liquidity including our corporate cash balances.

Interest Rate and Credit Risk

We are exposed to interest-rate risk relating to our investments of corporate cash and funds held for customers that we process through our bank accounts. Our corporate investment portfolio consists principally of interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper, other corporate notes, asset-backed securities, and U.S. Treasury securities. Funds that we hold for customers are held in non-interest and interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper, other corporate notes, and U.S. Treasury securities. We recognize interest earned from funds held for customers as revenue. We do not pay interest to customers.

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.13% during the three months ended September 30, 2021 from 0.58% during the three months ended September 30, 2020 due primarily to the changes in the short-term interest rate environment.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until the securities are sold.

We are also exposed to interest-rate risk relating to borrowings from our credit agreements. As of September 30, 2021, our available funds under our credit agreements provide for a revolving credit facility of up to $77.5 million, after deducting our outstanding borrowings of $77.5 million. Because the interest rate on the borrowings is indexed to LIBOR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

We are exposed to credit risk from card receivable balances we have with our spending businesses. Spending businesses may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we regularly review our credit exposure to specific spending businesses and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, and minimum payment regulations). We rely principally on the creditworthiness of spending businesses for repayment of card receivables and therefore have limited recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of card receivables, these estimates may not be accurate.

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

We are also exposed to foreign currency exchange risk relating to the operations of our subsidiary in Australia. A change in foreign currency exchange rate, particularly in Australian dollar, can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of our Australian subsidiary, which is U.S. dollars.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of a material weakness in internal controls over financial reporting identified as of June 30, 2021 that has not been remediated as of September 30, 2021. See Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for fiscal 2021. We continue to take steps to remediate the material weakness identified as of June 30, 2021. However, we will not be able to demonstrate that this material weakness has been fully remediated or that our controls are operating effectively, until we complete our remediation efforts and both we and our independent registered public accounting firm conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended June 30, 2022, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in internal control over financial reporting

Except for the acquisition of Invoice2go as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange

Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On September 1, 2021, we completed the acquisition of Invoice2go. We are currently integrating Invoice2go into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2021 does not include Invoice2go.

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
•
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business;
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
•
Our Divvy card exposes us to risks, including in relation to a Divvy spending businesses to pay the balances they incur on their cards
•
The Invoice2go business presents many risks, we may face challenges integrating the Invoice2go business and we may not realize the strategic and financial goals that were contemplated at the time of the acquisition;
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
•
Our debt service obligations, including the 2027 Notes and 2025 Notes (collectively referred to as Notes), may adversely affect our financial condition and results of operations; and
•
We may not have the ability to raise funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
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

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $75.7 million and $13.0 million during the three months ended September 30, 2021 and 2020, respectively. Our net loss for the three months ended September 30, 2021 includes the results of operations of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy. As of September 30, 2021, we had an accumulated deficit of $294.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $116.4 million and $46.2 million during the three months ended September 30, 2021 and 2020, respectively. Our revenue for the three months ended September 30, 2021 includes the revenue of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy. Our TPV was $46.9 billion and $28.8 billion during the three months ended September 30, 2021 and 2020, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.

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

During the three months ended September 30, 2021, over 126,000 customers processed approximately $46.9 billion in TPV on our platform. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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
•
the impact of the COVID-19 pandemic on our employees, customers, strategic partners, vendors, results of operations, liquidity and financial condition, including as a result of supply chain disruptions and labor shortages;
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
•
the effects of acquisitions and their integration, including impairment of goodwill;

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

Our relationships with our more than 5,400 accounting firm partners account for approximately 51% of our total customers as of September 30, 2021 and approximately 46% of our total revenue during the three months ended September 30, 2021. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

Our business depends, in part, on our strategic partnerships with financial institutions.

To grow our business, we enter into relationships with our financial institution partners and partner with other banks and financial institutions. Sales to new strategic partner enterprises involve risks that may not be present or that are present to a lesser extent with sales to SMB organizations. With strategic partners, the decision to subscribe to our platform and then make our services available to their customers frequently requires the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization. Purchases by strategic partners are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, including considerable efforts to negotiate and document relationships with them. Even after we have successfully entered into agreements with our strategic partners, the deployment of our platform and its availability to our strategic partners’ customers may be subject to significant delays as a result of changes in the strategic partners’ business or to our strategic partners’ internal resource allocations or other priorities. We integrate our platform with our financial institution partners’ own websites and apps, which requires significant time and resources to design and deploy. Significant delays in the deployment of our platform to our strategic partners’ customers could cause us to incur significant expenditures for platform integration without generating corresponding revenue in the same period or at all, and could adversely impact our results of operations. If we are unable to increase sales of our platform to strategic partners or manage the costs associated with integrating with their systems, or the availability of our services to the strategic partners’ customers are delayed, our business, financial position, and operating results may be adversely affected. In addition, if our strategic partners or their customers experience problems with the operation of our platform, such as service outages or interruptions or security breaches or incidents, our relationship with the strategic partner and our reputation could be harmed and our results of operations may suffer.

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

In order to support Divvy’s business model and the growth of Divvy’s business we must maintain a variety of funding arrangements, including warehouse facilities and purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our issuing banks participation interests in the accounts receivables (Receivables) generated when Divvy spending businesses make purchases using our cards. We typically fund a substantial portion of these Receivables purchases by borrowing under credit facilities with our finance partners, although we may also fund Receivables purchases using corporate cash. Typically, we immediately sell a portion of the Receivables we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our Receivables to a third-party institution pursuant to a purchase arrangement.

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

The Invoice2go business presents many risks, we may face challenges integrating the Invoice2go business and we may not realize the strategic and financial benefits contemplated at the time of the acquisition of Invoice2go.

Risks we may face in connection with the Invoice2go business and integration of Invoice2go include:

•
we may not realize the revenue or other economic benefits and synergies we expect to receive from the transaction;
•
we may have difficulties integrating and managing Invoice2go’s products and business relationships or retaining key personnel from Invoice2go;
•
the acquisition may not further our business strategy as we expected or we may otherwise not realize our expected return on investment, which could adversely affect our business or operating results;
•
Invoice2go’s existing information security systems and infrastructure may require additional investments of time and resources in order to scale and, as necessary, to integrate into our platform or to be developed to appropriate standards;
•
Invoice2go’s management and compliance functions and processes may require significant investments of time and resources in order to support its current and anticipated future product offerings, to scale and, as necessary, to integrate into our platform;
•
Invoice2go conducts significant international business activity, has operations in Australia and an international subscriber base located in approximately 150 countries. Prior to our acquisition of Invoice2go we had conducted very limited international business activity, but following the acquisition we are subject to numerous risks associated with conducting business internationally, particularly in relation to supporting customers in many countries and compliance with multiple, potentially conflicting, and changing governmental laws and regulations in foreign countries, including consumer protection, OFAC and other country specific sanctions, export control, international trade, privacy and data protection laws and regulations, such as the EU General Data Protection Regulation, anti-money laundering, securities, intellectual property, employment, tax, and financial and banking laws and regulation in many countries;
•
Invoice2go has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Invoice2go’s financial and disclosure controls and procedures; and
•
We are also exposed to foreign currency exchange risk relating to the operations of our subsidiary in Australia. A change in foreign currency exchange rate, particularly in Australian dollars to U.S. dollars, can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than U.S. dollars, which is the functional currency of our Australian subsidiary.

Our business depends, in part, on our relationship with Intuit.

In addition to our relationship with financial institutions, we have a business relationship with Intuit Inc., a leading provider of financial, accounting, and tax preparation software. Our platform is integrated into Intuit’s QuickBooks product. Achieving this integration required extensive coordination and commitment of time and resources, and has led to thousands of additional customers for us. Our agreement with Intuit will terminate on June 26, 2023, unless earlier terminated in accordance with the agreement. The agreement enables us to continue supporting our platform within QuickBooks. In addition, we will be able to jointly market and promote our standalone offering, which includes advanced payment and workflow automation capabilities, to customers of Intuit’s QuickBooks Online Advanced product. If we are unable to increase adoption of our platform by Intuit’s customers, however, our growth prospects may be adversely affected. Additionally, if Intuit reconfigures its platform in a manner that no longer supports our integration with QuickBooks, we would lose customers and our business would be adversely affected. Intuit has integrated another third-party bill pay solution into its QuickBooks product. Further, Intuit may seek to develop a solution of its own, acquire a solution to compete with ours, or decide to partner with other competing applications, any of which its SMB customers may select over ours, thereby harming our growth prospects and reputation and adversely affecting our results of operations.

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

We host our platform using third-party cloud infrastructure services, including co-location facilities at Coresite, Equinix, and Iron Mountain. We also use public cloud hosting with Amazon Web Services (AWS). All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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

Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic. In response to the COVID-19 pandemic, governments, companies and other authorities have implemented restrictions or policies, such as travel restrictions, quarantines, shelter-in-place or stay-at-home orders, school closures, mandatory shut-downs, social-distancing and other operating requirements applicable to business establishments. These restrictions have forced many businesses in the U.S. and other jurisdictions, including certain of our strategic partners, vendors, accounting firm partners and customers, to reduce or suspend their operations, lay-off employees, and in some cases shut down operations. In certain cases, this has led us to take mitigating actions to ensure business continuity; for example, we added a second source for several vendor services necessary to enable our business in light of risks to our vendors’ business resulting from the pandemic. Many of these measures continue to remain in place, and may continue to remain in place for a significant period of time. For so long as the COVID-19 pandemic persists and containment measures and related restrictions remain in place, these conditions will continue to have negative implications on business and consumer spending, the supply chain, production of goods and transportation, the labor market, global capital markets and the global economy, and could result in a prolonged economic downturn. To the extent that supply chain disruptions, inventory shortages or labor shortages adversely impact our customers or the pandemic otherwise continues to adversely impact the operations and business of our customers, it may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition. The COVID-19 pandemic has caused us to impose restrictions on certain of our business practices (including limitations on employee travel and physical participation in meetings, events, and conferences). In addition, a significant portion of our employees are currently working remotely. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact our productivity, our ability to meet customer demand and our revenue and profit margins. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Moreover, due to the emergency interventions of the U.S. Federal Reserve to stabilize the U.S. economy, interest rates have fallen sharply, which has adversely impacted our revenue from interest earned on funds held from customers and, to the extent interest rates remain at historical lows, we will continue to experience this adverse impact in the future. The extent to which the pandemic continues to impact our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the success of measures to contain the virus and treat its impact, the timing and efficacy of vaccinations, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of any resulting economic downturns, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of states in which it conducts business and is contractually obligated to comply with Federal Deposit Insurance Corporation (FDIC) federal banking regulations, as well as Visa and MasterCard network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the FDIC, the SEC, self-regulatory organizations, and numerous state and local agencies. The regulations applicable to our activity in Canada are enforced by FINTRAC and Quebec’s Autorite Des Marches Financiers (Financial Markets Authority).As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

Given the complexity of our platform and the deep and seamless integration that we offer to our accounting firm customers and strategic partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as is the case with the concurrent integration efforts related to our recently-acquired Divvy and Invoice2go businesses.

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

In addition, several foreign countries and governmental bodies, including the European Union (EU), have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol (IP) addresses. we believe that the payments and corporate card products and services that we currently offer do not subject us to such laws or regulations in foreign jurisdictions, other than the Canadian Personal Information Protection and Electronic Documents Act in respect of our Canadian Basic Receivables product. However, Invoice2go’s international subscriber base does subject us to such laws or regulations in many foreign jurisdictions, including the GDPR and Australian privacy laws. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Within the EU, the General Data Protection Regulation (GDPR), significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. While we believe that the payments and corporate card products and services that we currently offer do not subject us to the GDPR, Invoice2go’s international subscriber base does subject us to the GDPR. In addition, modifications or enhancements that we make to our payment and corporate card product offerings may subject us to GDPR with respect to those products, in which case we will need to take steps to cause our processes to be compliant with applicable portions of the GDPR. We cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, that such processes will be effective, or that processes currently in place at Invoice2go will be effective, and we may face the risk of liability under the GDPR.

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

We currently handle cross-border payments and plan to expand our payments offerings to new customers and to make payments to new countries, creating a variety of operational challenges.

A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our payments operations internationally. Although we do not currently offer our payments products to customers outside the U.S., starting in 2018 we introduced cross-border payments through our relationship with Cambridge, and now offer our U.S.-based customers the ability to disburse funds to over 130 countries with both Cambridge and Citibank’s WorldLink. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.

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

In addition, a component of our growth strategy involves our virtual card payments products. In addition to our Divvy card offerings, through our relationship with Comdata, we offer Bill.com customers the ability to pay their vendors with a virtual credit card. We generate revenues from virtual card payments primarily from interchange, which also subjects us to many of the risks described above. We are continuing to develop strategies to convert both check and ACH vendor payments to virtual card payments. There is no guarantee that such efforts will be successful.

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

We believe that maintaining and enhancing the Bill.com, Divvy and Invoice2go brands are important to support the marketing and sale of our existing and future products to new customers and strategic partners and to expand sales of our platforms to new and existing customers and strategic partners. Our ability to protect our Bill.com brand is limited as a result of its descriptive nature. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brands, our business could suffer.

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

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the approximately 150 countries in which Invoice2go has subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

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

As of June 30, 2021, we had net operating loss (NOL) carryforwards of approximately $867.6 million and $599.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2027. As of June 30, 2021, approximately $761.9 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2021, we had research and development tax credit carryforwards of approximately $23.6 million and $15.8 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2028. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

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

Our effective tax rate could increase due to several factors, including:

•
changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
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

Natural disasters, pandemics such as COVID-19, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California and in Draper, Utah and a smaller presence in Houston, Texas and Sydney, Australia, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

To address our material weakness, we will re-evaluate the scope, level of precision and the personnel assigned for conducting the reviews over our analyses supporting the accounting for business combinations. We also plan to adopt policies on retaining documentation that supports the design and operating effectiveness of key management review controls relating to future business combinations. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. See Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for fiscal 2021 for additional information about this material weakness and our remediation efforts.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including as a result of our recent acquisition of Divvy and Invoice2go. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, valuation of assets acquired and liabilities assumed in a business combination, estimation of fair value of a reporting unit when assessing goodwill impairment, determination of useful lives of finite-lived intangible assets, present value estimation of operating lease liabilities, valuation of stock option grants, and the period of benefit for amortizing deferred commissions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Although we currently only offer our payment and corporate card products to customers in the U.S., Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries. As we continue to expand internationally we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime. As part of our compliance efforts, we scan our customers against OFAC and other watch lists. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including Australia’s anti-bribery laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only offer our payment and corporate card products to customers in the U.S., Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Risks Related to the 2027 Notes and 2025 Notes

Our debt service obligations, including the Notes, may adversely affect our financial condition and results of operations.

As of September 30, 2021, we had $1.15 billion aggregate principal amount of the 2025 Notes outstanding due on December 1, 2025 and $575.0 million aggregate principal amount of the 2027 Notes outstanding due on April 1, 2027, as described in Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2027 Notes and 2025 Notes (collectively, the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. We are also required to comply with the covenants set forth in the Indentures governing the Notes. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.

Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the Indentures for the 2025 Notes and 2027 Notes, respectively) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or the Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.

In addition to the Notes, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. We are not restricted under the terms of the Indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.

Our failure to repurchase the Notes at a time when the repurchase is required by the applicable Indenture or to pay any cash payable on future conversions of the Notes as required by such Indenture would constitute a default under that Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.

Prior to the close of business on the business day immediately preceding September 1, 2025 and January 1, 2027, the holders of the 2025 Notes and 2027 Notes, respectively, may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Condition”). The Conversion Condition for the 2025 Notes was triggered as of September 30, 2021. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Calls may affect the value of our Notes and our common stock.

In connection with the sale of each of the 2025 Notes and the 2027 Notes, we entered into privately negotiated Capped Call transactions (collectively, the Capped Calls) with certain financial institutions (option counterparties). The Capped Call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes and the 2027 Notes, respectively (and are likely to do so following any conversion, repurchase, or redemption of the Notes, to the extent we exercise the relevant election under the Capped Calls). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of the Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 102,438,944 shares of our common stock outstanding as of September 30, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act and certain shares that are subject to lock-up agreements in connection with our recent acquisitions.

In addition, there were 8,656,831 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of September 30, 2021. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on a registration statement on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On September 9, 2021, we issued a total of 1,788,372 shares of our unregistered common stock to stockholders of Invoice2go in connection with the acquisition of Invoice2go. The issuance and sale of the securities were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S, Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated July 16, 2021, between the Registrant and Invoice2go, Inc.	S-3ASR	333-259419	2.1	09/09/2021

3.1	Amended and Restated Bylaws	8-K	001-39149	3.1	09/30/2020

4.1	Indenture, dated as of September 24, 2021, between the Registrant and Wells Fargo Bank, National Association	8-K	001-39149	4.1	09/24/2021

10.1†	DivvyPay, Inc. 2016 Equity Incentive Plan	S-8	333-259178	99.3	08/30/2021

10.2†	Invoice2go, Inc. 2014 Stock Plan	S-8	333-259420	99.1	09/09/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

November 5, 2021	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 5, 2021	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial and Accounting Officer)