Form 10-Q
period 2021-12-31
Bill.com Holdings, Inc.
filed 2022-02-04
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 27, 2022, the registrant had 103,583,942 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to successfully integrate and realize the strategic and financial goals that were contemplated upon the acquisition of DivvyPay, Inc. ("Divvy") and Invoice2go, Inc. ("Invoice2go");
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

In this Quarterly Report on Form 10-Q, the words "we," "us," "our," and "Bill.com" refer to Bill.com Holdings, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,672,166	$509,615
Short-term investments	1,117,170	655,314
Accounts receivable, net	24,433	18,222
Acquired card receivables, net	213,414	147,093
Prepaid expenses and other current assets	84,718	67,195
Funds held for customers	3,380,395	2,208,598
Total current assets	6,492,296	3,606,037
Non-current assets:
Operating lease right-of-use assets, net	76,807	71,925
Property and equipment, net	52,691	48,902
Intangible assets, net	472,120	417,341
Goodwill	2,363,109	1,772,043
Other assets	53,935	52,925
Total assets	$9,510,958	$5,969,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,770	$11,904
Accrued compensation and benefits	21,146	20,287
Deferred revenue	30,487	12,848
Other accruals and current liabilities	87,578	72,022
Convertible senior notes, net	1,133,825	—
Customer fund deposits	3,380,395	2,208,598
Total current liabilities	4,665,201	2,325,659
Non-current liabilities:
Deferred revenue	2,322	2,926
Operating lease liabilities	83,547	86,639
Borrowing from credit facilities, net	78,713	79,534
Convertible senior notes, net	560,788	909,847
Other long-term liabilities	27,060	34,978
Total liabilities	5,417,631	3,439,583
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	4,468,341	2,777,155
Accumulated other comprehensive loss	(1,850)	(100)
Accumulated deficit	(373,166)	(247,467)
Total stockholders' equity	4,093,327	2,529,590
Total liabilities and stockholders' equity	$9,510,958	$5,969,173

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Revenue	$156,478	$54,045	$274,827	$100,254
Cost of revenue	34,386	13,973	64,221	26,079
Gross profit	122,092	40,072	210,606	74,175
Operating expenses
Research and development	51,954	20,486	94,426	38,272
Sales and marketing	80,817	14,174	143,129	27,082
General and administrative	65,396	19,583	123,331	36,773
Total operating expenses	198,167	54,243	360,886	102,127
Loss from operations	(76,075)	(14,171)	(150,280)	(27,952)
Other expenses, net	(5,000)	(3,341)	(8,475)	(2,511)
Loss before benefit from income taxes	(81,075)	(17,512)	(158,755)	(30,463)
Benefit from income taxes	(635)	(333)	(4,056)	(333)
Net loss	$(80,440)	$(17,179)	$(154,699)	$(30,130)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.21)	$(1.56)	$(0.37)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	102,910	81,519	99,401	80,868

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Net loss	$(80,440)	$(17,179)	$(154,699)	$(30,130)
Other comprehensive loss:
Net unrealized loss on investments in available- for-sale securities	(1,711)	(920)	(1,750)	(2,222)
Comprehensive loss	$(82,151)	$(18,099)	$(156,449)	$(32,352)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Six months ended December 31, 2021
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for an acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,033	—	8,644	—	—	8,644
Issuance of common stock under the employee stock purchase plan	40	—	5,726	—	—	5,726
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	38,839	—	—	38,839
Other comprehensive loss	—	—	-	(39)	—	(39)
Net loss	—	—	-	—	(75,685)	(75,685)
Balance at September 30, 2021	102,439	2	4,403,500	(139)	(294,152)	4,109,211
Effect of the accounting change upon the adoption of ASU 2021-08	—	—	—	—	1,426	1,426
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,022	—	14,140	—	—	14,140
Stock-based compensation	—	—	50,701	—	—	50,701
Other comprehensive loss	—	—	—	(1,711)	—	(1,711)
Net loss	—	—	—	—	(80,440)	(80,440)
Balance at December 31, 2021	103,461	$2	$4,468,341	$(1,850)	$(373,166)	$4,093,327

	Six months ended December 31, 2020
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	deficit
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,164	—	8,081	—	—	8,081
Issuance of common stock under the employee stock purchase plan	226	—	4,327	—	—	4,327
Stock-based compensation	—	—	9,894	—	—	9,894
Other comprehensive loss	—	—	—	(1,302)	—	(1,302)
Net loss	—	—	—	—	(12,951)	(12,951)
Balance at September 30, 2020	81,025	2	879,346	1,118	(161,698)	718,768
Equity component of 2025 Notes, net of allocated issuance costs and taxes	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,089	—	8,184	—	—	8,184
Stock-based compensation	—	—	10,689	—	—	10,689
Other comprehensive loss	—	—	—	(920)	—	(920)
Net loss	—	—	—	—	(17,179)	(17,179)
Balance at December 31, 2020	82,114	$2	$1,055,425	$198	$(178,877)	$876,748

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(154,699)	$(30,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,023	1,924
Stock-based compensation	87,571	20,583
Amortization of debt discount (accretion of debt premium) and issuance costs	1,955	3,905
Amortization of intangible assets	36,440	—
Amortization of premium (accretion of discount) on investments in marketable debt securities	6,638	723
Non-cash operating lease expense	4,083	1,677
Provision for losses on acquired card receivables	9,535	—
Deferred income taxes	(3,822)	(333)
Changes in assets and liabilities:
Accounts receivable	(3,420)	(2,785)
Prepaid expenses and other current assets	(8,547)	(4,768)
Other assets	(1,099)	(11,267)
Accounts payable	(2,023)	1,366
Other accruals and current liabilities	(11,430)	(13)
Operating lease liabilities	(2,952)	6,930
Other long-term liabilities	(1,698)	573
Deferred revenue	4,381	32
Net cash used in operating activities	(34,064)	(11,583)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(144,541)	—
Purchases of corporate and customer fund short-term investments	(1,452,419)	(701,442)
Proceeds from maturities of corporate and customer fund short-term investments	667,854	501,159
Proceeds from sale of corporate and customer fund short-term investments	44,744	35,286
Increase in other receivables included in funds held for customers	(8,235)	19
Increase in acquired card receivables	(69,224)	—
Purchases of property and equipment	(2,467)	(13,636)
Capitalization of internal-use software costs	(5,023)	(660)
Net cash used in investing activities	(969,311)	(179,274)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	1,341,152	—
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	560,075	1,129,603
Purchase of capped call	(37,893)	(87,860)
Increase in customer fund deposits liability	1,171,797	573,430
Proceeds from exercise of stock options	22,784	17,442
Proceeds from issuance of common stock under the employee stock purchase plan	5,726	4,327
Other	(351)	(664)
Net cash provided by financing activities	3,063,290	1,636,278
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(75)	—
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,059,840	1,445,421
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	1,809,692	1,592,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,869,532	$3,037,798

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$1,672,166	$1,568,684
Restricted cash included in other current assets	16,364	119
Restricted cash included in other assets	6,724	—
Restricted cash and restricted cash equivalents included in funds held for customers	2,174,278	1,468,995
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,869,532	$3,037,798

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

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

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, discount rates and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods (e.g., relief from royalty methods). The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition-related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the tangible and intangible assets acquired and liabilities assumed, including the fair value of acquired intangible assets, an indemnification asset related to certain assumed liabilities, net lease liabilities, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies with a corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.

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

Except for the restricted cash included in funds held for customers, the current and non-current portion of the restricted cash is included in prepaid expenses and other current assets and in other assets, respectively, in the accompanying condensed consolidated balance sheets.

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

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets and customer accounts is recognized, if material. As of December 31, 2021, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $5.0 million.

There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2021 and 2020.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021, other than those new accounting policies that were implemented as a result of the Company's business acquisitions and the adoption of new accounting standards as described below.

Foreign Currency

The Company has a foreign subsidiary whose functional currency is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other income (expense), net in the accompanying condensed consolidated statements of operations

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Upon adoption, an acquirer should account for the related revenue contracts of the acquiree as if it had originated the contracts.

For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. The Company early-adopted this ASU on October 1, 2021, retrospectively to September 1, 2021, the date of the Company’s acquisition of Invoice2go, the Company’s only acquisition since July 1, 2021, the beginning of the fiscal year of adoption.

The adoption of ASU 2021-08 resulted in an increase in deferred revenue assumed and a related increase to goodwill as of September 1, 2021 with a consequent increase in revenue during the three months ended September 30, 2021 and six months ended December 31, 2021, in connection with the Invoice2go acquisition.

The adoption of ASU 2021-08 had the following impact on the Company's previously reported condensed consolidated balance sheet as of the periods presented (in thousands):

	As previously reported, September 30, 2021	ASU 2021-08 adjustments	As adjusted, October 1, 2021
Assets
Goodwill	$2,354,812	$8,278	$2,363,090
Liabilities and Stockholders' Equity
Current liabilities:
Deferred revenue	$21,328	$8,080	$29,408
Non-current liabilities:
Deferred income tax liability	$3,877	$(1,228)	$2,649
Stockholders' equity:
Accumulated deficit	$(294,152)	$1,426	$(292,726)

The adoption of ASU 2021-08 had the following impact on the Company's previously reported condensed consolidated statement of operations for the period presented (in thousands):

	As previously reported, three months ended September 30, 2021	ASU 2021-08 adjustments	As adjusted, three months ended September 30, 2021
Revenue	$116,403	$1,946	$118,349
Benefit from income taxes	$(3,941)	$520	$(3,421)
Net loss	$(75,685)	$1,426	$(74,259)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$0.01	$(0.78)

These adjustments are reflected in the Company’s condensed consolidated statement of operations during the six months ended December 31, 2021.

The impact of adopting ASU 2021-08 increased reported revenues by $3.8 million and $5.8 million during the three and six months ended December 31, 2021, respectively.

On July 1, 2021, the Company early-adopted FASB ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments. Under this ASU, the embedded conversion features are not required to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and a convertible preferred stock is accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method.

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

		ASU 2020-06 adjustments
	As previously reported, June 30, 2021	Account for the 2025 Notes as a single liability	Cumulative effect adjustments	As adjusted, July 1, 2021
Convertible senior notes, net (2025 Notes)	$909,847	$247,231	$(25,316)	$1,131,762
Deferred income tax liability (1)	$9,090	$(2,165)	$(3,684)	$3,241
Additional paid-in capital	$2,777,155	$(245,066)	$—	$2,532,089
Accumulated deficit	$(247,467)	$—	$29,000	$(218,467)

(1) The balance at June 30, 2021 included $5.8 million of deferred tax liability associated with the allocation of the 2025 Notes into equity.

On July 1, 2021, the Company adopted FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting in response to concerns about structural risks of the cessation of LIBOR. It also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The Company’s credit agreements reference both LIBOR and an alternative rate to replace LIBOR; therefore, the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

On July 1, 2021, the Company adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test that required a calculation of the implied fair value of goodwill following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Accordingly, a goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Small-to-midsize business, accounting firm customers and other	$147,530	$49,000	$261,132	$89,899
Financial institution customers	7,989	3,333	11,945	6,222
Total subscription and transaction fees	155,519	52,333	273,077	96,121
Interest on funds held for customers	959	1,712	1,750	4,133
Total revenue	$156,478	$54,045	$274,827	$100,254

Remaining performance obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $155.0 million, including deferred revenue. Of the total remaining performance obligations, the Company expects to recognize approximately 60% within two years and 40% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Deferred revenue

Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Deferred revenue is shown as current or non-current in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2021, the Company recognized $6.6 and $8.9 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2021.

Unbilled revenue

Unbilled revenue, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $10.5 million and $8.1 million as of December 31, 2021 and June 30, 2021, respectively.

NOTE 3 – BUSINESS COMBINATIONS

Acquisition of Invoice2go

On September 1, 2021 (acquisition date), the Company acquired 100% of the outstanding equity interests of Invoice2go. The results of Invoice2go's operations have been included in the accompanying condensed consolidated financial statements since the acquisition date. Invoice2go provides mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Invoice2go has operations in the U.S. and in Australia, and serves a large global customer base of SMBs. The acquisition of Invoice2go will enhance the Company’s ability to provide an expanded product solution to enable SMBs to manage accounts payable, corporate card spend, and accounts receivable all in one place. Additionally, the acquisition will expand the market opportunity for the Company by offering Invoice2go's product to its existing customers and network members and vice versa.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$19,738
Accounts receivable and other assets	4,518
Intangible assets	91,219
Total identifiable assets acquired	115,475
Accounts payable and other liabilities	(26,618)
Net identifiable assets acquired	88,857
Goodwill	585,448
Net assets acquired	$674,305

The preliminary fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary fair value	Weighted-average useful life (In years)
Customer relationships	$61,269	10.0
Developed technology	15,908	3.0
Trade name	14,042	3.0
Total	$91,219	7.7

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

The $585.4 million goodwill is attributable primarily to the expected synergies and economies of scale expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes. As a result of ASU 2021-08 adoption on October 1, 2021, retrospectively to September 1, 2021, the Company recorded adjustments of $8.0 million to increase goodwill and deferred revenue, and an immaterial amount to deferred income tax liability.

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

The amounts of Invoice2go’s total revenues that were included in the Company’s condensed consolidated statements of operations during the three and six months ended December 31, 2021, were $9.7 million and $12.9 million, respectively. The amounts of Invoice2go’s net loss that were included in the Company’s condensed consolidated statements of operations during the three and six months ended December 31, 2021 were approximately $11.0 million and $15.0 million, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma information below summarizes the combined results (in thousands) of the Company and Invoice2go as if the Company’s acquisition of Invoice2go closed on July 1, 2020 but does not necessarily reflect the combined actual results of operations of the Company and Invoice2go that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Invoice2go, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the six months ended December 31, 2021 was adjusted to exclude nonrecurring acquisition-related costs of $19.0 million. The pro forma net loss for the six months ended December 31, 2020 was adjusted to include nonrecurring acquisition-related costs of $20.6 million.

	Three months ended December 31,	Six months ended December 31,
	2020	2021	2020
Total revenue	$62,927	$281,345	$117,620
Net loss	$(24,542)	$(155,474)	$(62,316)

Acquisition of Divvy

On June 1, 2021, the Company acquired 100% of the outstanding equity interests of Divvy for total consideration (equity and cash) of $2.3 billion. Following the acquisition of Divvy, the Company has a period of not more than 12 months to finalize the fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and indemnification asset related to certain assumed liabilities at the acquisition date of Divvy. The Company continues to refine its estimates and assumptions used in the valuation of the assets acquired and liabilities assumed.

As of September 30, 2021, the Company remeasured the fair value of the leases acquired and the replacement stock based awards included in the purchase consideration. The effect of these measurement period adjustments resulted in a decrease of goodwill by $2.7 million as of September 30, 2021.

Unaudited Pro Forma Financial Information

The unaudited pro forma information below summarizes the combined results (in thousands) of the Company and Divvy as if the Company’s acquisition of Divvy closed on July 1, 2019 but does not necessarily reflect the combined actual results of operations of the Company and Divvy that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Divvy, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed.

	Three months ended December 31, 2020	Six months ended December 31 2020
Total revenue	$71,012	$129,979
Net loss	$(86,247)	$(148,201)

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,333,390	$—	$—	$1,333,390
Short-term investments:
Corporate bonds	—	691,554	—	691,554
U.S. treasury securities	358,866	—	—	358,866
Asset-backed securities	—	57,178	—	57,178
Certificates of deposit	—	9,572	—	9,572
	358,866	758,304	—	1,117,170
Funds held for customers:
Restricted cash equivalents	28,517	36,297	—	64,814
Corporate bonds	—	746,654	—	746,654
Certificates of deposit	—	372,340	—	372,340
Municipal bonds	—	16,925	—	16,925
Asset-backed securities	—	43,645	—	43,645
U.S. treasury securities	6,104	—	—	6,104
	34,621	1,215,861	—	1,250,482
Beneficial interest derivative on card receivables sold	—	—	2,835	2,835
Total assets measured at fair value	$1,726,877	$1,974,165	$2,835	$3,703,877

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$365,550	$—	$—	$365,550
Corporate bonds	—	15,499	—	15,499
	365,550	15,499	—	381,049
Short-term investments:
Corporate bonds	—	466,459	—	466,459
U.S. treasury securities	155,674	—	—	155,674
Asset-backed securities	—	26,406	—	26,406
Certificates of deposit	—	6,775	—	6,775
	155,674	499,640	—	655,314
Funds held for customers:
Restricted cash equivalents	6,887	79,435	—	86,322
Corporate bonds	—	516,350	—	516,350
Certificates of deposit	—	326,927	—	326,927
Municipal bonds	—	42,957	—	42,957
Asset-backed securities	—	25,085	—	25,085
U.S. treasury securities	3,009	—	—	3,009
	9,896	990,754	—	1,000,650
Beneficial interest derivative on card receivables sold	—	—	2,252	2,252
Total assets measured at fair value	$531,120	$1,505,893	$2,252	$2,039,265

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

The initial and recurring fair value of the beneficial interest derivative on card receivables sold is estimated using a discounted cash flow model, which uses Level 3 inputs including a discount rate and a default rate. The default rate estimate is based upon the expected transferred card receivables that will ultimately default. The default rate is calculated using historical trends and ages of the outstanding card receivable balances. The default rate did not have a material impact in the estimation of fair value of the beneficial interest derivative as of December 31, 2021 and June 30, 2021. Other inputs, such as the discount rate and expected repayments, are generally considered but had no material impact in the estimation of fair value of the beneficial interest derivative as of December 31, 2021 and June 30, 2021. A ten percent increase or decrease in the discount rate or default rate used would not result in a significantly higher or lower fair value measurement.
The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of December 31, 2021. The Company carries the Notes at par value, less the unamortized debt discount and issuance costs in the accompanying condensed consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $596.5 million and $2.0 billion, respectively, as of December 31, 2021. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$692,480	$12	$(938)	$691,554
U.S. treasury securities	359,325	3	(462)	358,866
Asset-backed securities	57,261	—	(83)	57,178
Certificates of deposit	9,572	—	—	9,572
Total	$1,118,638	$15	$(1,483)	$1,117,170

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$466,403	$111	$(55)	$466,459
U.S. treasury securities	155,663	16	(5)	155,674
Asset-backed securities	26,391	16	(1)	26,406
Certificates of deposit	6,775	—	—	6,775
Total	$655,232	$143	$(61)	$655,314

The amortized cost and fair value amounts include accrued interest receivable of $3.6 million and $2.5 million as of December 31, 2021 and June 30, 2021, respectively.

As of December 31, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $884.3 million and $232.9 million, respectively, or 79% and 21%, respectively, of the Company’s total short-term investments. As of June 30, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $495.8 million and $159.5 million, respectively, or 76% and 24%, respectively, of the Company’s total short-term investments.

As of December 31, 2021, approximately 300 out of more than 400 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2021
	Fair value	Unrealized losses
Corporate bonds	$433,430	$(938)
U.S. treasury securities	313,760	(462)
Asset backed securities	57,146	(83)
Total	$804,336	$(1,483)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$152,485	$(55)
U.S. treasury securities	85,466	(5)
Asset backed securities	8,089	(1)
Total	$246,040	$(61)

Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have not been material. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three and six months ended December 31, 2021 and 2020.

The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of December 31, 2021 and June 30, 2021 because they were not material.

NOTE 6 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2021	2021
Restricted cash and other receivables	$2,130,395	$1,208,598
Restricted cash equivalents	64,814	86,322
Corporate bonds	746,654	516,350
Certificates of deposit	372,340	326,927
Municipal bonds	16,925	42,957
Asset backed securities	43,645	25,085
U.S. treasury securities	6,104	3,009
Total funds held for customers	3,380,877	2,209,248
Less - income earned by the Company included in other current assets	(482)	(650)
Total funds held for customers, net of income earned by the Company	$3,380,395	$2,208,598

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$746,800	$10	$(156)	$746,654
Certificates of deposit	372,340	—	—	372,340
Municipal bonds	16,929	6	(10)	16,925
Asset backed securities	43,695	—	(50)	43,645
U.S. treasury securities	6,109	—	(5)	6,104
Total	$1,185,873	$16	$(221)	$1,185,668

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$516,364	$24	$(38)	$516,350
Certificates of deposit	326,927	—	—	326,927
Municipal bonds	42,952	5	—	42,957
Asset backed securities	25,081	4	—	25,085
U.S. treasury securities	3,010	—	(1)	3,009
Total	$914,334	$33	$(39)	$914,328

The amortized cost and fair value amounts include accrued interest receivable of $2.5 million and $1.9 million and as of December 31, 2021 and June 30, 2021, respectively.

As of December 31, 2021, approximately 96%, or $1.1 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 4% or $51.3 million mature thereafter. As of June 30, 2021, approximately 97%, or $882.4 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 3% or $31.9 million mature thereafter.

As of December 31, 2021, approximately 170 out of approximately 400 investment positions were in an unrealized loss position. The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2021
	Fair value	Unrealized losses
Corporate bonds	$258,007	$(156)
Municipal bonds	8,895	(10)
Asset backed securities	43,645	(50)
U.S. treasury securities	6,104	(5)
Total	$316,651	$(221)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$79,359	$(38)
U.S. treasury securities	2,501	(1)
Total	$81,860	$(39)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three and six months ended December 31, 2021 and 2020.

NOTE 7 – ACQUIRED CARD RECEIVABLES

Acquired Card Receivables - Acquired card receivables consisted of the following as of the dates presented (in thousands):

	December 31,	June 30,
	2021	2021
Gross amount of acquired card receivables	$218,021	$148,833
Less: allowance for credit losses	(4,607)	(1,740)
Total	$213,414	$147,093

Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks.

As of December 31, 2021, approximately $190.0 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the 2021 Revolving Credit Agreement and the 2019 Credit Agreement (see Note 9).

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

	December 31,	June 30,
	2021	2021
Current and less than 30 days past due	$212,225	$145,993
30 ~ 59 days past due	2,272	1,188
60 ~ 89 days past due	1,738	580
90 ~ 119 days past due	1,723	713
Over 119 days past due	63	359
Total	$218,021	$148,833

The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and have an allowance for outstanding balance and fees, and (ii) classified as nonperforming was not material as of December 31, 2021.

Allowance for Credit Losses

Below is a summary of the changes in allowance for credit losses for the periods presented (in thousands):

	Three months ended December 31,	Six months ended December 31,
	2021	2021
Balance, beginning	$3,717	$1,740
Initial allowance for credit losses on purchased card receivables with credit deterioration	296	310
Provision for expected credit losses	5,190	9,225
Charge-off amounts	(5,020)	(7,296)
Recoveries collected	424	628
Balance, end of period	$4,607	$4,607

The Company also incurred losses related to card transactions disputed by spending businesses. The amount was not material during the three and six months ended December 31, 2021.

Purchased Financial Assets with Credit Deterioration

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

The acquired card receivables that were considered PCD assets were not material during the three and six months ended December 31, 2021.

Card Receivables Held for Sale

The Company sells a portion of acquired card receivables to a Purchasing Bank at a discount. Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, amounted to $8.2 million and $2.6 million as of December 31, 2021 and June 30, 2021.

Card Receivables Sold and Related Servicing and Beneficial Interest Derivative Retained

The Company accounts for the transfer of card receivables as a sale if all of the following conditions are met:

•
the financial asset is isolated from the transferor and its consolidated affiliates as well as its creditors, even in bankruptcy or other receivership;
•
the transferee or beneficial interest holders have the right to pledge or exchange the transferred financial asset; and
•
the transferor, its consolidated affiliates and its agents do not maintain effective control over the transferred financial asset.

The card receivables that the Company transferred to the Purchasing Bank during the three and six months ended December 31, 2021 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.

The Company has an agreement with the Purchasing Bank to sell its acquired card receivables. The Company has continuing involvement under this agreement as servicer, and by retaining a beneficial interest derivative in the form of a deferred purchase price. The beneficial interest derivative represents the Company’s right to receive a portion of collections based on the performance of each cohort of card receivables sold to the Purchasing Bank. The fair value of the beneficial interest derivative was $2.8 million and $2.3 million as of December 31, 2021 and June 30, 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The servicing fee income was not material during the three and six months ended December 31, 2021. The initial fair value of the beneficial interest derivative includes key inputs and assumptions that qualify as Level 3 inputs in the fair value hierarchy including discount rates and delinquency rates. See Note 4 for additional information about the fair value measurement of the beneficial interest derivative as of December 31, 2021 and June 30, 2021.

Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Three months ended December 31,	Six months ended December 31,
	2021	2021
Initial fair value of consideration received:
Cash	$366,706	$625,207
Beneficial interest derivative	1,093	2,287
Total	$367,799	$627,494

The Company could experience losses on the beneficial interest derivative if the performance of the cohorts of card receivables sold to the Purchasing Bank is less than expected. The Company could also experience losses on card receivables sold if it were required to repurchase delinquent receivables due to a breach in representations and warranties associated with its sales of receivables.

Card receivable repurchases during the three and six months ended December 31, 2021 were not material.

Below is a summary of outstanding transferred card receivables by class (i.e., past due status) that have not been charged-off and have not been recorded on the Company's condensed consolidated balance sheets, but with which the Company has a continuing involvement through its servicing agreements, as of the periods presented (in thousands):

	December 31,	June 30,
	2021	2021
Current and less than 30 days past due	$49,458	$27,763
30 ~ 59 days past due	813	240
60 ~ 89 days past due	600	165
90 ~ 119 days past due	265	301
Over 119 days past due	9	132
Total	$51,145	$28,601

The difference between the outstanding balance of transferred card receivables as of December 31, 2021 and June 30, 2021 and the amount derecognized for which the Company has a continuing involvement as servicer as of December 31, 2021 and June 20 2021 was not material.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following (in thousands):

	December 31,	June 30,
	2021	2021
Balance, beginning	$1,772,043	$—
Addition related to acquisition during the period	585,448	1,772,043
Measurement period adjustments	(2,660)	—
ASU 2021-08 adoption	8,278	—
Balance, ending	$2,363,109	$1,772,043

Intangible Assets

Intangible assets consisted of the following (amounts in thousands):

	Gross amount			Accumulated amortization			Net carrying amount
	June 30, 2021	Additions	December 31, 2021	June 30, 2021	Amortization expense	December 31, 2021	June 30, 2021	December 31, 2021	Weighted- average remaining useful life (in years)
Customer relationships	$198,000	$61,269	$259,269	$(2,062)	$(11,530)	$(13,592)	$195,938	$245,677	9.5
Developed technology	191,000	15,908	206,908	(2,653)	(17,686)	(20,339)	188,347	186,569	5.2
Trade name	34,000	14,042	48,042	(944)	(7,224)	(8,168)	33,056	39,874	2.5
Total	$423,000	$91,219	$514,219	$(5,659)	$(36,440)	$(42,099)	$417,341	$472,120	7.2

Amortization of finite-lived intangible assets was as follows during the three and six months ended December 31, 2021 (in thousands):

	Three months ended	Six months ended
	December 31, 2021	December 31, 2021
Cost of revenue	$9,285	$17,686
Sales and marketing	10,483	18,754
Total	$19,768	$36,440

As of December 31, 2021, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$39,537
2023	79,075
2024	78,147
2025	59,425
2026	57,763
2027	55,094
Thereafter	103,079
Total	$472,120

NOTE 9 – DEBT AND BORROWINGS

Debt and borrowings consisted of the following (in thousands):

	December 31,	June 30,
	2021	2021
Convertible senior notes:
2027 Notes, principal	$575,000	$—
2025 Notes, principal	1,150,000	1,150,000
Total principal amount of convertible senior notes	1,725,000	1,150,000
Credit facilities:
2021 revolving credit agreement (Class A)	37,500	37,500
2021 revolving credit agreement (Class B)	10,000	10,000
2019 credit agreement	30,000	30,000
Total principal borrowings from credit facilities	77,500	77,500
Total principal amount of debt and borrowings	1,802,500	1,227,500
Less: unamortized debt discount and issuance costs	(29,174)	(238,119)
Net carrying value of debt and borrowings	$1,773,326	$989,381

Net carrying value of debt and borrowings consisted of:
2025 Notes, net	$1,133,825	$909,847
2027 Notes, net	560,788	—
Borrowings from credit facilities (including unamortized debt premium)	78,713	79,534
Total	$1,773,326	$989,381

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

As of December 31, 2021, one of the conditions for early conversion of the 2025 Notes was met. Specifically, the Company's common stock during the three months ended December 31, 2021 traded at a price greater than 130% of the initial conversion price of the 2025 Notes for more than 20 consecutive trading days. Pursuant to the terms of the 2025 Notes, the holders of the 2025 Notes have the right to convert their notes at their option at any time in the calendar quarter subsequent to December 31, 2021. As a result, the Company classified the net carrying amount of the 2025 Notes as a current liability in the accompanying condensed consolidated balance sheets as of December 31, 2021.

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

As discussed in Note 1, effective July 1, 2021, the Company early-adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the 2027 Notes and 2025 Notes as a single liability and no longer required to be accounted for separately between liability and equity components.

As of December 31, 2021 and June 30, 2021, the Notes consisted of the following:

	December 31, 2021		June 30, 2021
	2027 Notes	2025 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$1,150,000
Less: unamortized debt discount and issuance costs	(14,212)	(16,175)	(240,153)
Net carrying amount	$560,788	$1,133,825	$909,847

Amount allocated to equity component, net of issuance costs and tax	$—	$—	$245,066

The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the three and six months ended December 31, 2021, the Company recognized $1.7 million and $2.8 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs of the Notes. During the three and six months ended December 31, 2020, the Company recognized $3.9 million of interest expense related to the amortization of the debt discount and issuance costs of the 2025 Notes. The effective interest rate of the 2027 Notes was 0.48%. The effective interest rate of the 2025 Notes was 0.36% after the adoption of ASU 2020-06 beginning July 1, 2021. Prior to the adoption of ASU 2020-06, the effective interest rate of the liability component of the 2025 Notes was 5.37% and was based on the interest rate of similar debt instruments, at the time of the offering, that do not have associated convertible features. As of December 31, 2021, the weighted-average remaining life of the Notes was 4.4 years.

The “if-converted” value of the 2027 Notes did not exceed the principal amount of $575.0 million as of December 31, 2021. The “if-converted” value of the 2025 Notes exceeded the principal amount by approximately $631.0 million as of December 31, 2021.

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

2021 Revolving Credit Agreement (as amended)

The 2021 Revolving Credit Agreement was executed in March 2021, and was most recently amended in October 2021, to finance the acquisition of card receivables. The 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to the agreement and has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. Both Class A and Class B facilities require a minimum utilization of 50%. Borrowings from the Class A and Class B facilities, which are secured by acquired card receivables, bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%). The interest rates on borrowings from the Class A and Class B facilities were 3.0% and 10.5% per annum, respectively, as of December 31, 2021. The 2021 Revolving Credit Agreement requires the Company to pay an unused fee of up to 0.50%. The 2021 Revolving Credit Agreement requires the Company to comply with certain restricted covenants, including certain liquidity requirements. As of December 31, 2021, the Company was in compliance with those covenants.

2019 Credit Agreement (as amended)

The 2019 Credit Agreement was executed in January 2019 and was most recently amended in October 2021. The amended 2019 Credit Agreement, which matures in January 2023, has a total commitment of $60.0 million with a minimum utilization requirement of $30.0 million. Borrowings from the amended 2019 Credit Agreement, which are secured by acquired card receivables, bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%). The interest rate dropped to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. The interest rate was 4.75% per annum as of December 31, 2021. The amended 2019 Credit Agreement requires the Company to pay an unused fee of 0.5%; however, to the extent utilization requirements are not met, the unused fee is equal to the stated interest rate for the portion unused funds under the utilization requirement. The amended 2019 Credit Agreement requires the Company to comply with certain restricted covenants, including certain liquidity requirements. As of December 31, 2021, the Company was in compliance with those covenants.

The debt premium associated with the 2021 Revolving Credit Agreement and the 2019 Credit Agreement is amortized using the effective interest method over the remaining term of the credit agreements, with a weighted-average remaining amortization period of 1.2 years. The interest income related to the amortization of the debt premium during the three and six months ended December 31, 2021 was not material.

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

Stock Options

The stock option awards granted during the six months ended December 31, 2021 and 2020 were not material. As of December 31, 2021, the total unamortized stock-based compensation expense related to the unvested stock options was $106.1 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

Restricted Stock Units (RSUs)

During the six months ended December 31, 2021, the Company granted an aggregate of 1,945,150 RSUs with a weighted grant-date fair value of $209.25 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which generally range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of December 31, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs options was $378.0 million, which the Company expects to amortize over a weighted-average period of 3.0 years.

Market-based RSUs

In December 2021, the Company granted a total of 50,000 market-based RSUs to one executive employee that vest based on appreciation of the price of the Company’s common stock over a multi-year period and upon continued service. The Company estimated the fair value of the market-based RSUs award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 60%, (ii) risk-free interest rate of 1.08% to 1.21%, and (iii) total performance period of three to five years. The weighted-average grant date fair value of the market-based RSUs award was $182.15 per share. The Company recognizes expense for market-based RSUs over the requisite service period of 1 to 3 years. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.

As of December 31, 2021, the total unrecognized compensation expense related to the market-based RSUs was $8.9 million, which is expected to be amortized over a weighted-average period of 2.0 years.

2019 Employee Stock Purchase Plan (ESPP)

The fair value of the ESPP offering during the six months ended December 31, 2021 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.4 to 1.0 year, (ii) expected volatility of 76.0%, (iii) risk-free interest rate range of 0.06% to 0.08% and (iv) expected dividend yield of 0%.

As of December 31, 2021, the total unrecognized compensation expense related to the ESPP was $2.0 million, which is expected to be amortized over the next 12 months.

Stock Based Compensation Cost

Stock-based compensation cost from stock options, RSUs and ESPP was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Cost of revenue	$1,285	$642	$2,412	$1,243
Research and development	14,280	3,246	24,840	6,315
Sales and marketing	11,039	1,871	19,153	3,375
General and administrative	23,080	4,930	41,166	9,650
Total amount charged to expense	49,684	10,689	87,571	20,583
Property and equipment (capitalized internal-use software)	1,017	—	1,957	—
Total stock-based compensation cost	$50,701	$10,689	$89,528	$20,583

Stock Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of December 31, 2021, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

NOTE 11 – OTHER EXPENSES, NET

Other expenses, net consisted of the following for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Interest expense	$(2,494)	$(3,928)	$(4,322)	$(3,958)
Lower of cost or market adjustment on card receivables sold and held for sale	(2,970)	—	(4,646)	—
Interest income	770	589	1,271	1,454
Other	(306)	(2)	(778)	(7)
Total	$(5,000)	$(3,341)	$(8,475)	$(2,511)

NOTE 12 – INCOME TAXES

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period.

The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax benefit during the three and six months ended December 31, 2021 consisted primarily of the Company's net losses and credits generated, offset with a corresponding valuation allowance, and the discrete income tax benefit recorded after a partial release of valuation allowance due to the acquisition of Invoice2go.

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

As of December 31, 2021, the weighted-average remaining term of these operating leases is 8.7 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.0%.

The total amount paid for amounts included in the measurement of operating lease liabilities was $3.4 million and $6.5 million during the three and six months ended December 31, 2021, respectively, and was $0.4 million and $0.7 million during the three and six months ended December 31, 2020, respectively.

The total amount of right-of-use assets obtained in exchange for new operating lease liabilities was $1.2 million during the six months ended December 31, 2021. There were no additions during the three months ended December 31, 2021. The total amount of right-of-use assets obtained in exchange for new operating lease liabilities was $1.7 million and $2.3 million during the three and six months ended December 31, 2020, respectively.

Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$6,946
2023	13,471
2024	12,934
2025	12,679
2026	12,516
2027	12,865
Thereafter	47,950
Gross lease payments	119,361
Less - present value adjustments	(23,725)
Total operating lease liabilities, net	$95,636

The components of lease expense during the three and six months ended December 31, 2021 and 2020 is shown on the table below (in thousands).

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Operating lease expense	$3,335	$1,731	$6,515	$3,249
Short-term lease expense	5	157	87	328
Variable lease expense	600	651	1,198	1,319
Sublease income	(149)	—	(331)	—
Total	$3,791	$2,539	$7,469	$4,896

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

In addition to the operating lease commitment described in Note 13 above, the Company has multi-year agreements with certain third parties, expiring through 2025. Additionally, the Company has a ten-year strategic partnership agreement with a third party to market and promote the Company’s online bill payment products that expires in June 2027.

Future payments under these agreements are as follows as of December 31, 2021 (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$7,782
2023	12,880
2024	8,071
2025	2,350
2026	1,750
2027	1,750
Total	$34,583

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

Purchase of Card Receivables that have not Cleared

The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $18.8 million as of December 31, 2021 and have not been recorded on the accompanying consolidated balance sheets.

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 15 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(80,440)	$(17,179)	$(154,699)	$(30,130)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	102,910	81,519	99,401	80,868
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.21)	$(1.56)	$(0.37)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	December 31,
	2021	2020
Stock options	4,862	6,792
Restricted stock units	2,866	1,173
Total	7,728	7,965

In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the three and six months ended December 31, 2021, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2027 Notes of $414.80 per share; however, it exceeded the initial conversion price of the 2025 Notes of $160.88 per share.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of December 31, 2021, our partners included some of the most trusted brands in the financial services business, including 85 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank and American Express. As we add customers and partners, we expect our network to continue to grow organically.

On September 1, 2021, we completed our acquisition of Invoice2go, Inc. (Invoice2go), a provider of mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand, for an aggregate purchase price of $674.3 million. On June 1, 2021, we completed our acquisition of DivvyPay, Inc. (Divvy), a leading provider of cloud-based spend management application and smart corporate cards to SMBs in the U.S., for an aggregate purchase price of $2.3 billion. Following the acquisitions, Invoice2go and Divvy became our wholly-owned subsidiaries. Our condensed consolidated results of operations shown below for the three and six months ended December 31, 2021 include the operating results of Invoice2go and Divvy from the dates of the acquisitions. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion about our acquisitions.

We have grown rapidly and scaled our business operations in recent periods. Our revenue was $156.5 million and $54.0 million during the three months ended December 31, 2021 and 2020, respectively, an increase of 190%, and $274.8 million and $100.3 million during the six months ended December 31, 2021 and 2020, respectively, an increase of 174%. We generated net losses of $80.4 million and $17.2 million during the three months ended December 31, 2021 and 2020, respectively, and $154.7 million and $30.1 million during the six months ended December 31, 2021 and 2020, respectively.

Impact of COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, including the outbreak of new variants of COVID-19, it has significantly impacted the health and economic environment around the world. Many public and commercial establishments, including schools, restaurants, and shopping malls, have restricted their operations or closed due to restrictions imposed by the government. Our customers, spending businesses, and subscribers have been, and may continue to be, negatively impacted by government restrictions, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions may continue to have negative implications on demand for goods, the supply chain, production of goods, and transportation. A negative impact on our customers, spending businesses, and subscribers may cause them to go out of business, request discounts, extend payment terms, or discontinue using our services. Any of these actions may have a negative impact on our future results of operations, liquidity, and financial condition.

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

In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and other purchase arrangements with a diverse set of funding sources. We typically fund a substantial portion of these receivable purchases by borrowing under our credit facilities, although we may also fund receivables purchases using corporate cash. Typically, we immediately sell a portion of the receivables interests we have purchased to our warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement. As of December 31, 2021, we had $155.0 million in committed credit facility capacity, with $77.5 million drawn, and this is shown on our condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. On average, our spending businesses pay their statement balances in approximately 20 days.

Key Business Metrics

We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors. The table below excludes the metrics of the Divvy and Invoice2go businesses. Relevant metrics for Divvy and Invoice2go are set forth in the footnotes to the table.

	As of December 31,
	2021	2020	% Growth
Number of customers (1)	135,000	109,200	24%

	Three months ended December 31,			Six months ended December 31,
	2021	2020	% Growth	2021	2020	% Growth
Total Payment Volume (amounts in millions) (2)	$56,405	$34,780	62%	$103,280	$63,602	62%

	Three months ended December 31,			Six months ended December 31,
	2021	2020	% Growth	2021	2020	% Growth
Transactions processed (3)	9,802,000	7,243,000	35%	18,591,000	13,769,000	35%
(1) As of December 31, 2021, the total number of spending businesses that used Divvy's spend management platform was approximately 15,500 and the total number of Invoice2go subscribers was approximately 223,000.

(2) The total card payment volume transacted by spending businesses that used Divvy cards was approximately $1.9 billion and $3.3 billion during the three and six months ended December 31, 2021, respectively. The total payment volume transacted by Invoice2go subscribers was approximately $275.0 million and $369.0 million, during the three and six months ended December 31, 2021, respectively.

(3) The total transactions executed by spending businesses that used Divvy cards were approximately 5.3 million and 9.9 million during the three and six months ended December 31, 2021. The total transactions executed by Invoice2go subscribers were over 335,000 and 453,000 during the three and six months ended December 31, 2021, respectively.

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

Total Payment Volume (TPV)

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three and six months ended December 31, 2021 and 2020. The TPV in the table above does not include transactions made by spending businesses on our spend management platform and subscribers of Invoice2go.

Transactions Processed

We define transactions processed as the number of customer payment and spend transactions initiated and processed through our platform during a particular period. Payment transactions include checks, ACH items, wire transfers and card payments. The transactions processed in the table above do not include transactions made by spending businesses on our spend management platform and subscribers of Invoice2go.

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

Our contracts with SMB and accounting firm customers provide them with access to the functionality of our cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears or annual arrangements paid up front. We charge our SMB and accounting firm customers subscription fees to access to our platform based on the number of users and level of service. We also charge these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on our website. We account for our annual and monthly contracts as a series of distinct services that are satisfied over time. We determine the transaction price for such contracts by estimating the total consideration to be received over the contract term from subscription and transaction fees. We recognize the transaction price as a single performance obligation based on the proportion of transactions processed to the total estimated transactions to be processed over the contract period. Revenues recognized exclude amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.

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

General and Administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, risk management, legal and compliance, human resources and information technology, costs incurred for external professional services, provision for credit losses, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher costs for professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other expenses, net – Other expenses, net consist primarily of the amortization of debt discount and issuance costs in connection with our issuance of the Notes, interest expense on our borrowings from credit agreements, lower of cost or market adjustment on card receivables sold and held for sale, interest income on corporate funds, accretion of debt premium, and gains or losses resulting from remeasurement of foreign currency transactions.

Benefit from income taxes – Benefit from income taxes consists primarily of a reduction of valuation allowance in connection with the acquisition of Invoice2go.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021 (1)	2020	2021 (1)	2020
Revenue	$156,478	$54,045	$274,827	$100,254
Cost of revenue (2)	34,386	13,973	64,221	26,079
Gross profit	122,092	40,072	210,606	74,175
Operating expenses
Research and development (2)	51,954	20,486	94,426	38,272
Sales and marketing (2)	80,817	14,174	143,129	27,082
General and administrative (2)	65,396	19,583	123,331	36,773
Total operating expenses	198,167	54,243	360,886	102,127
Loss from operations	(76,075)	(14,171)	(150,280)	(27,952)
Other expenses, net	(5,000)	(3,341)	(8,475)	(2,511)
Loss before benefit from income taxes	(81,075)	(17,512)	(158,755)	(30,463)
Benefit from income taxes	(635)	(333)	(4,056)	(333)
Net loss	$(80,440)	$(17,179)	$(154,699)	$(30,130)

(1) Includes the results of Divvy and Invoice2go.

(2) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021 (1)	2020	2021 (1)	2020
Cost of revenue	$1,285	$642	$2,412	$1,243
Research and development	14,280	3,246	24,840	6,315
Sales and marketing	11,039	1,871	19,153	3,375
General and administrative	23,080	4,930	41,166	9,650
Total	$49,684	$10,689	$87,571	$20,583

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three months ended December 31,		Six months ended December 31,
	2021 (1)	2020	2021 (1)	2020
Revenue	100%	100%	100%	100%
Cost of revenue	22%	26%	23%	26%
Gross margin	78%	74%	77%	74%
Operating expenses
Research and development	33%	38%	34%	38%
Sales and marketing	52%	26%	52%	27%
General and administrative	42%	36%	45%	37%
Total operating expenses	127%	100%	131%	102%
Loss from operations	(49)%	(26)%	(54)%	(28)%
Other expenses, net	(3)%	(6)%	(3)%	(3)%
Loss before benefit from income taxes	(52)%	(32)%	(57)%	(31)%
Benefit from income taxes	(—)%	(1)%	(1)%	—
Net loss	(52)%	(31)%	(56)%	(31)%

(1) Includes the results of Divvy and Invoice2go.

Comparison of the three months ended December 31, 2021 and 2020

Revenue

Revenue during the three months ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Revenue	$156,478	$54,045	$102,433	190%

(1) Includes the results of Divvy and Invoice2go.

Revenue, which is comprised mainly of subscription and transactions fees, increased to $156.5 million during the three months ended December 31, 2021 from $54.0 million during the three months ended December 31, 2020, an increase of $102.5 million or 190%. The increase was due primarily to the following:

•
Subscription fees increased to $49.2 million during the three months ended December 31, 2021 from $26.6 million during the three months ended December 31, 2020, an increase of $22.6 million or 85%, driven primarily by the increase in customers and average subscription revenue per customer.
•
Transaction fees increased to $106.3 million during the three months ended December 31, 2021 from $25.7 million during the three months ended December 31, 2020, an increase of $80.6 million or 313%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products.

We expect revenue to be affected by fluctuations in foreign currency rates in the future, especially if our revenue through our Australian subsidiary grows as a percentage of our total revenue or our operations in Australia increase.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Cost of revenue	$34,386	$13,973	$20,413	146%
Gross profit	$122,092	$40,072	$82,020	205%
Gross margin	78%	74%

(1) Includes the results of Divvy and Invoice2go.

Cost of revenue increased to $34.4 million during the three months ended December 31, 2021 from $14.0 million during the three months ended December 31, 2020, an increase of $20.4 million or 146%. The increase was due primarily to the following:

•
a $9.3 million increase in amortization of acquired developed technology;
•
a $4.5 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•
a $4.4 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, including the headcount from the acquisitions of Divvy and Invoice2go. Our average headcount of such personnel during the three months ended December 31, 2021 increased by 117% compared to the same period in fiscal 2021; and
•
a $2.2 million increase in costs for consultants, temporary contractors, and shared overhead and other costs.

Gross margin increased to 78% during the three months ended December 31, 2021 from 74% during the same period in fiscal 2021 due primarily to a higher mix of variable-priced transaction revenue.

Research and Development Expenses

Research and development expenses during the three months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Research and development expenses	$51,954	$20,486	$31,468	154%
Percentage of revenue	33%	38%

(1) Includes the results of Divvy and Invoice2go.

Research and development expenses increased to $52.0 million during the three months ended December 31, 2021 from $20.5 million during the three months ended December 31, 2020, an increase of $31.5 million or 154%. The increase was due primarily to the following:

•
a $26.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings, and the acquisitions of Divvy and Invoice2go. Our average research and development headcount during the three months ended December 31, 2021 increased by 199% compared to the same period in fiscal 2021; and
•
a $4.9 million increase in shared overhead costs, costs for engaging consultants and temporary contractors who provided product development services, and other costs.

As a percentage of total revenue, research and development expenses decreased to 33% during the three months ended December 31, 2021 from 38% during the three months ended December 31, 2020 due primarily to the leveraging of our total research and development spend relative to the increase in our total revenue.

We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our operations in Australia increase.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Sales and marketing expenses	$80,817	$14,174	$66,643	470%
Percentage of revenue	52%	26%

(1) Includes the results of Divvy and Invoice2go.

Sales and marketing expenses increased to $80.8 million during the three months ended December 31, 2021 from $14.2 million during the three months ended December 31, 2020, an increase of $66.6 million or 470%. The increase was due primarily to the following:

•
a $21.5 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services, and the acquisitions of Divvy and Invoice2go. Our average sales and marketing headcount during the three months ended December 31, 2021 increased by 260% compared to the same period in fiscal 2021;
•
a $21.5 million increase in rewards expense in connection with our rewards programs. We offer promotion programs whereby spending businesses who use the spend management application can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses on cash back, statement credit, gift cards and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed;
•
a $10.5 million increase in amortization of acquired intangible assets;
•
a $10.4 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness; and
•
a $2.7 million increase in shared overhead and other costs.

As a percentage of total revenue, sales and marketing expenses increased to 52% during the three months ended December 31, 2021 from 26% during the three months ended December 31, 2020 due mainly to the rewards expense and the amortization of acquired intangible assets that were recognized during the current fiscal quarter and none in the same quarter in fiscal 2021. Additionally, the increase was attributed to higher stock-based compensation expense during the current fiscal quarter.

General and Administrative Expenses

General and administrative expenses during the three months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
General and administrative expenses	$65,396	$19,583	$45,813	234%
Percentage of revenue	42%	36%

(1) Includes the results of Divvy and Invoice2go.

General and administrative expenses increased to $65.4 million during the three months ended December 31, 2021 from $19.6 million during the three months ended December 31, 2020, an increase of $45.8 million or 234%. The increase was due primarily to the following:

•
a $28.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel and the acquisitions of Divvy and Invoice2go. Our average general and administrative headcount during the three months ended December 31, 2021 increased by 235% compared to the same period in fiscal 2021;
•
a $7.2 million increase in provision for card and fraud losses;
•
a $5.5 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives, including the integration of our acquired businesses; and
•
a $4.3 million increase in shared overhead costs and other costs.

As a percentage of total revenue, general and administrative expenses increased to 42% during the three months ended December 31, 2021 from 36% during the three months ended December 31, 2020 due primarily to the increase in stock-based compensation expense and provision for card and fraud losses.

Other Expenses, Net

Other expenses, net during the three months ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Other expenses, net	$(5,000)	$(3,341)	$(1,659)	50%

(1) Includes the results of Divvy and Invoice2go.

Other expenses, net increased to $5.0 million during the three months ended December 31, 2021 from $3.3 million during the three months ended December 31, 2020, an increase of $1.7 million or 50%. The increase was due primarily to the increase in the amount of discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market, partially offset by a decrease in interest expense due to the lower amortization of debt discount and issuance costs associated with our 2025 Notes.

Benefit from Income Taxes

Benefit from income taxes during the three months ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Three months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Benefit from income taxes	$(635)	$(333)	$(302)	(91)%

(1) Includes the results of Divvy and Invoice2go.

Benefit from income taxes during the three months ended December 31, 2021 pertained mainly to the tax benefit of the net loss incurred during the period. The benefit from income taxes during the three months ended December 31, 2020 pertained to a partial reversal of net deferred income tax liability that was established in connection with our issuance of the 2025 Notes.

Comparison of the six months ended December 31, 2021 and 2020

Revenue

Revenue during the six months ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Revenue	$274,827	$100,254	$174,573	174%

(1) Includes the results of Divvy and Invoice2go.

Revenue, which is comprised mainly of subscription and transactions fees, increased to $274.8 million during the six months ended December 31, 2021 from $100.3 million during the six months ended December 31, 2020, an increase of $174.5 million or 174%. The increase was due primarily to the following:

•
Subscription fees increased to $86.2 million during the six months ended December 31, 2021 from $51.2 million during the six months ended December 31, 2020, an increase of $35.0 million or 68%, driven primarily by the increase in customers and average subscription revenue per customer.
•
Transaction fees increased to $186.8 million during the six months ended December 31, 2021 from $44.9 million during the six months ended December 31, 2020, an increase of $141.9 million or 316%, due primarily to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products.

We expect revenue to be affected by fluctuations in foreign currency rates in the future, especially if our revenue through our Australian subsidiary grows as a percentage of our total revenue or our operations in Australia increase.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Cost of revenue	$64,221	$26,079	$38,142	146%
Gross profit	$210,606	$74,175	$136,431	184%
Gross margin	77%	74%

(1) Includes the results of Divvy and Invoice2go.

Cost of revenue increased to $64.2 million during the six months ended December 31, 2021 from $26.1 million during the six months ended December 31, 2020, an increase of $38.1 million or 146%. The increase was due primarily to the following:

•
a $17.7 million increase in amortization of acquired developed technology;
•
an $8.4 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•
an $8.2 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers, including the headcount from the acquisitions of Divvy and Invoice2go. Our average headcount of such personnel during the six months ended December 31, 2021 increased by 108% compared to the same period in fiscal 2021; and
•
a $3.8 million increase in costs for consultants, temporary contractors, and shared overhead and other costs.

Gross margin increased to 77% during the six months ended December 31, 2021 compared to 74% during the six months ended December 31, 2020 due primarily to a higher mix of variable-priced transaction revenue.

Research and Development Expenses

Research and development expenses during the six months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Research and development expenses	$94,426	$38,272	$56,154	147%
Percentage of revenue	34%	38%

(1) Includes the results of Divvy and Invoice2go.

Research and development expenses increased to $94.4 million during the six months ended December 31, 2021 from $38.3 million during the six months ended December 31, 2020, an increase of $56.1 million or 147%. The increase was due primarily to the following:

•
a $47.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings, and the acquisitions of Divvy and Invoice2go. Our average research and development headcount during the six months ended December 31, 2021 increased by 179% compared to the same period in fiscal 2021; and
•
an $8.7 million increase in shared overhead costs, costs for engaging consultants and temporary contractors who provided product development services, and other costs.

As a percentage of total revenue, research and development expenses decreased to 34% during the six months ended December 31, 2021 from 38% during the six months ended December 31, 2020 due primarily to the leveraging of our total research and development spend relative to the increase in our total revenue.

We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our operations in Australia increase.

Sales and Marketing Expenses

Sales and marketing expenses during the six months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Sales and marketing expenses	$143,129	$27,082	$116,047	429%
Percentage of revenue	52%	27%

(1) Includes the results of Divvy and Invoice2go.

Sales and marketing expenses increased to $143.1 million during the six months ended December 31, 2021 from $27.1 million during the six months ended December 31, 2020, an increase of $116.0 million or 429%. The increase was due primarily to the following:

•
a $37.3 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services, and the acquisitions of Divvy and Invoice2go. Our average sales and marketing headcount during the six months ended December 31, 2021 increased by 214% compared to the same period in fiscal 2021;
•
a $37.2 million increase in rewards expense in connection with our rewards programs. We offer promotion programs whereby spending businesses who use the spend management application can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses on cash back, statement credit, gift cards and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed;
•
an $18.8 million increase in amortization of acquired intangible assets;
•
a $17.3 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness; and
•
a $5.4 million increase in shared overhead and other costs.

As a percentage of total revenue, sales and marketing expenses increased to 52% during the six months ended December 31, 2021 from 27% during the six months ended December 31, 2020 due mainly to the rewards expense and the amortization of acquired intangible assets that were recognized during the current period and none in the same period in fiscal 2021. Additionally, the increase was attributed to higher stock-based compensation expense during the current period.

General and Administrative Expenses

General and administrative expenses during the six months ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
General and administrative expenses	$123,331	$36,773	$86,558	235%
Percentage of revenue	45%	37%

(1) Includes the results of Divvy and Invoice2go.

General and administrative expenses increased to $123.3 million during the six months ended December 31, 2021 from $36.8 million during the six months ended December 31, 2020, an increase of $86.5 million or 235%. The increase was due primarily to the following:

•
a $50.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and general and administrative personnel and the acquisitions of Divvy and Invoice2go. Our average general and administrative headcount during the six months ended December 31, 2021 increased by 210% compared to the same period in fiscal 2021;
•
a $15.4 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives, including the acquisitions of Divvy and Invoice2go;
•
a $12.5 million increase in provision for card and fraud losses; and
•
an $8.0 million increase in shared overhead and other costs.

As a percentage of total revenue, general and administrative expenses increased to 45% during the six months ended December 31, 2021 from 37% during the six months ended December 31, 2020 due primarily to the increase in stock-based compensation expense and provision for card and fraud losses.

Other Expenses, Net

Other expenses, net during the six months ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Other expenses, net	$(8,475)	$(2,511)	$(5,964)	238%

(1) Includes the results of Divvy and Invoice2go.

Other expenses, net increased to $8.5 million during the six months ended December 31, 2021 from $2.5 million during the six months ended December 31, 2020, an increase of $6.0 million or 238%, due primarily to the increase in the amount of discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market and the increase in loss on servicing acquired card receivables sold.

Benefit from Income Taxes

Benefit from income taxes during the six months ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Six months ended
	December 31,		Change
	2021 (1)	2020	Amount	%
Benefit from income taxes	$(4,056)	$(333)	$(3,723)	(1,118)%

(1) Includes the results of Divvy and Invoice2go.

Benefit from income taxes during the six months ended December 31, 2021 consisted primarily of a reduction of valuation allowance in connection with the acquisition of Invoice2go. The benefit from income taxes during the six months ended December 31, 2020 pertained to a partial reversal of net deferred income tax liability that was established in connection with our issuance of the 2025 Notes.

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

	Three months ended December 31,		Six months ended December 31,
	2021 (1)	2020	2021 (1)	2020
Revenue	$156,478	$54,045	$274,827	$100,254
Gross profit	122,092	40,072	210,606	74,175
Add:
Amortization of intangible assets	9,285	—	17,686	—
Stock-based compensation expense	1,285	642	2,412	1,243
Payroll taxes related to stock-based compensation expense	89	98	252	143
Depreciation expense	763	833	1,484	1,557
Non-GAAP gross profit	$133,514	$41,645	$232,440	$77,118
Gross margin	78.0%	74.1%	76.6%	74.0%
Non-GAAP gross margin	85.3%	77.1%	84.6%	76.9%

(1) Includes the results of Divvy and Invoice2go.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities, increased by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash used in operating activities for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021 (1)	2020	2021 (1)	2020
Net cash used in operating activities	$(12,930)	$(9,227)	$(34,064)	$(11,583)
Purchases of property and equipment	(1,063)	(7,742)	(2,467)	(13,636)
Capitalization of internal-use software costs	(2,081)	(346)	(5,023)	(660)
Free cash flow	$(16,074)	$(17,315)	$(41,554)	$(25,879)

(1) Includes the results of Divvy and Invoice2go.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents of $1.7 billion, our available-for-sale short-term investments of $1.1 million, and our available lines of credit. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our lines of credit are comprised of credit agreements, under which we have a total borrowing commitment of $155.0 million. We can draw funds from these lines of credit to the extent there is sufficient balance of eligible acquired card receivables that serve as collateral.

A significant portion of our cash, cash equivalents and short-term investments as of December 31, 2021 was derived from our recent public offering of our common stock and issuance of 2027 Notes in a private offering on September 24, 2021, in which we received combined aggregate net proceeds of approximately $1.9 billion, after deducting discounts, commissions and other offering costs.

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

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Six months ended December 31,
	2021 (1)	2020
Net cash provided by (used in):
Operating activities	$(34,064)	$(11,583)
Investing activities	$(969,311)	$(179,274)
Financing activities	$3,063,290	$1,636,278

Net Cash Used in Operating Activities

Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. Our primary uses of cash in our operating activities include payments for employee salary and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, payments for card rewards expenses, and other general corporate expenditures.

Net cash used in operating activities increased to $34.1 million during the six months ended December 31, 2021 from $11.6 million during the six months ended December 31, 2020, due mainly to the increase in payments for costs of our services and operating expenses, partially offset by the increase in revenue.

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

Our net cash used in investing activities increased to $969.3 million during the six months ended December 31, 2021 from $179.3 million during the six months ended December 31, 2020 due primarily to the increase in purchases of corporate and customer fund short-term investments, payment to acquire Invoice2go, and increase in acquired card receivables; partially offset by the increase in proceeds from maturities and sales of corporate and customer short-term investments.

Net Cash Provided by Financing Activities

Our cash proceeds from our financing activities consist primarily of proceeds from public offerings of our common stock, issuance of convertible notes, exercises of stock options, and employee purchases of our common stock under our ESPP. Our cash usage for our financing activities consists primarily of payments of costs related to public offerings of our common stock, and issuance of debt. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.

Net cash provided by financing activities increased to $3.1 billion during the six months ended December 31, 2021 from $1.6 billion during the six months ended December 31, 2020 due primarily to the proceeds from the public offering of our common stock and increase in customer funds liability.

2027 Notes

On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027. The 2027 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest.

The 2027 Notes are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock.

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

2025 Notes

On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025. The 2025 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest. The 2025 Notes are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price.

As of December 31, 2021, one of the conditions for early conversion of the 2025 Notes was triggered. Specifically, our common stock during the calendar quarter ended December 31, 2021 traded at a price greater than 130% of the initial conversion price of the 2025 Notes for more than 20 consecutive trading days. Pursuant to the terms of the 2025 Notes, the holders of the 2025 Notes have the right to convert their notes at their option at any time during the calendar quarter subsequent to December 31, 2021. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. As of December 31, 2021, we classified the net carrying amount of the 2025 Notes as a current liability in the condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q.

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

Our 2021 Revolving Credit Agreement has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. The total outstanding borrowings from the Class A and Class B facilities, which bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%), were $37.5 million and $10.0 million, respectively, as of December 31, 2021. Our 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to such agreement and the outstanding borrowings are payable on or before the maturity date.

Our 2019 Credit Agreement (as amended) has a total commitment of $60.0 million. The outstanding borrowings from the amended 2019 Credit Agreement, which bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%), amounted to $30.0 million as of December 31, 2021. The interest rate dropped to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. Our 2019 amended Credit Agreement matures in January 2023 and the outstanding borrowings are payable on or before the maturity date.

The available funds under our credit agreements, after deducting our borrowings totaling $77.5 million, was $77.5 million as of December 31, 2021.

Contractual Obligations and Other Commitments

As discussed above, we issued $575.0 million in aggregate principal amount of the 2027 Notes in the first quarter of fiscal 2022. The 2027 Notes are senior, unsecured obligations, and will not accrue interest. The 2027 Notes are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date. For additional discussion about our 2027 Notes, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the 2027 Notes, there were no material changes in our contractual obligations and other commitments from those disclosed in our Annual Report on Form 10-K for fiscal 2021. For additional discussion on our leases and other contractual commitments, refer to Notes 13 and 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $18.8 million as of December 31, 2021 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions was not material as of December 31, 2021.

Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2021.

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

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.12% and 0.13% during the three and six months ended December 31, 2021, respectively, from 0.29% and 0.40% during the three and six months ended December 31, 2020, respectively, due primarily to the changes in the short-term interest rate environment.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until the securities are sold.

We are also exposed to interest-rate risk relating to borrowings from our credit agreements. As of December 31, 2021, our available funds under our credit agreements provide for a revolving credit facility of up to $77.5 million, after deducting our outstanding borrowings of $77.5 million. Because the interest rate on the borrowings is indexed to LIBOR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

We are also exposed to foreign currency exchange risk relating to the operations of our subsidiary in Australia. A change in foreign currency exchange rate, particularly the Australian dollar, can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of our Australian subsidiary, which is U.S. dollars.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of a material weakness in internal controls over financial reporting identified as of June 30, 2021 that has not been remediated as of December 31, 2021. See Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for fiscal 2021. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

Except for the acquisition of Invoice2go as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On September 1, 2021, we completed the acquisition of Invoice2go. We are currently integrating Invoice2go into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at December 31, 2021 does not include Invoice2go.

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
•
Our Divvy card exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their Divvy cards;
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
•
We may not have the ability to raise funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes; and
•
We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $80.4 million and $17.2 million during the three months ended December 31, 2021 and 2020, respectively, and $154.7 million and $30.1 million during the six months ended December 31, 2021 and 2020, respectively. Our net loss during the three and six months ended December 31, 2021 includes the results of operations of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy. As of December 31, 2021, we had an accumulated deficit of $373.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $156.5 million and $54.0 million during the three months ended December 31, 2021 and 2020, respectively, and $274.8 million and $100.3 million during the six months ended December 31, 2021 and 2020, respectively. Our revenue for the three and six months ended December 31, 2021 includes the revenue of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, our TPV was $56.4 billion and $34.8 billion during the three months ended December 31, 2021 and 2020, respectively, and our TPV was $103.3 billion and $63.6 billion during the six months ended December 31, 2021 and 2020. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We offer software that digitizes and automates back-office financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees or third-parties. In addition, our customers or spending businesses may suffer losses from acts of financial fraud by third parties posing as our Company through account takeover, credential harvesting, use of stolen identities and various other techniques, which could harm our reputation or prompt us to reimburse our customers for such losses in order to maintain customer and spending business relationships.

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

We had over 135,000 customers on our platform as of December 31, 2021. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, the TPV processed by our customers on our platform was $56.4 billion and $103.3 billion during the three and six months ended December 31, 2021. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

We invest funds that we hold in trust for our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility such as that experienced in 2008 and such as that which may result from the COVID-19 or other pandemics. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our relationships with our more than 5,500 accounting firm partners account for approximately 50% of our total customers as of December 31, 2021 and approximately 44% of our total revenue during the three months ended December 31, 2021. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

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

Our Divvy card exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their Divvy cards. In addition, if collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources.

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

We depend on third-party service providers to process transactions on our platform and to provide other services important to the operation of our business. Any significant disruption in services provided by these vendors could prevent us from processing transactions on our platform, result in other interruptions to our business and have a material adverse effect on our operations, results of operations and financial condition.

We depend on banks, including JPMorgan Chase and Silicon Valley Bank, to process ACH transactions and checks for our customers. We also rely on third-party providers to support other aspects of our business, including, for example, in relation to our card transaction processing, check printing, our virtual card program and our cross-border funds transfer capabilities. If we are unable to effectively manage our third-party relationships, we are unable to comply with security, compliance or operational obligations to which we are subject under agreements with these providers, these providers are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our operations, results of operations and financial condition could be adversely impacted. In addition, in some cases a provider may be the sole source, or one of a limited number of sources, of the services they provide to us and we may experience increased costs and difficulties in replacing those providers and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.

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

Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic. In response to the COVID-19 pandemic, governments, companies and other authorities have implemented restrictions or policies, such as travel restrictions, quarantines, shelter-in-place or stay-at-home orders, school closures, mandatory shut-downs, social-distancing and other operating requirements applicable to business establishments. These restrictions have forced many businesses in the U.S. and other jurisdictions, including certain of our strategic partners, vendors, accounting firm partners and customers, to reduce or suspend their operations, lay-off employees, and in some cases shut down operations. In certain cases, this has led us to take mitigating actions to ensure business continuity; for example, we added a second source for several vendor services necessary to enable our business in light of risks to our vendors’ business resulting from the pandemic. Many of these measures continue to remain in place, and may continue to remain in place for a significant period of time. For so long as the COVID-19 pandemic, including the outbreak of new variants of COVID-19, persists these conditions will continue to have negative implications on business and consumer spending, the supply chain, production of goods and transportation, the labor market, global capital markets and the global economy, and could result in a prolonged economic downturn. To the extent that supply chain disruptions, inventory shortages or labor shortages adversely impact our customers or the pandemic otherwise continues to adversely impact the operations and business of our customers, it may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition. The COVID-19 pandemic has caused us to impose restrictions on certain of our business practices (including limitations on employee travel and physical participation in meetings, events, and conferences). In addition, a significant portion of our employees are currently working remotely. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact our productivity, our ability to meet customer demand and our revenue and profit margins. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. The extent to which the pandemic continues to impact our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the success of measures to contain the virus and treat its impact, the timing and efficacy of vaccinations, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of any resulting economic downturns, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Given the complexity of our platform and the deep and seamless integration that we offer to our accounting firm customers and strategic partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as is the case with the concurrent integration efforts related to our acquisitions of the Divvy and Invoice2go businesses.

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

In addition, several foreign countries and governmental bodies, including the European Union (EU), have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol (IP) addresses. Our current and prospective service offerings subject us to the EU's General Data Protection Regulation (GDPR), Australian and Canadian privacy laws and the privacy laws of many other foreign jurisdictions. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

For example, GDPR imposes stringent operational requirements for controllers and processors of personal data of individuals within the European Economic Area and non-compliance can trigger robust regulatory enforcement and fines of up to the greater of €20 million or 4% of the annual global revenues. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third world countries that have not been found to provide adequate protection to such personal data, including the United States. The efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. Violations of the GDPR may also lead to damages claims by data controllers and data subjects, in addition to civil litigation claims by data controllers, customers, and data subjects.

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

If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, our business, financial condition or reputation could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

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

Our card payment products, including our Divvy card product, generate revenues primarily from interchange paid by the supplier accepting cards on a transactional basis, which involve a variety of risks, including:

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

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including as a result of our acquisitions of Divvy and Invoice2go. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

As of December 31, 2021, we had $1.15 billion aggregate principal amount of the 2025 Notes outstanding due on December 1, 2025 and $575.0 million aggregate principal amount of the 2027 Notes outstanding due on April 1, 2027, as described in Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2027 Notes and 2025 Notes (collectively, the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Prior to the close of business on the business day immediately preceding September 1, 2025 and January 1, 2027, the holders of the 2025 Notes and 2027 Notes, respectively, may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Condition”). The Conversion Condition for the 2025 Notes was triggered as of December 31, 2021. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 103,460,650 shares of our common stock outstanding as of December 31, 2021. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, there were 7,727,156 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of December 31, 2021. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on registration statements on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

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

None.

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

February 4, 2022	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 4, 2022	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)