Form 10-Q
period 2022-03-31
Bill.com Holdings, Inc.
filed 2022-05-06
CIK 1786352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 104,267,874 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to attract and retain qualified talent;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,639,371	$509,615
Short-term investments	1,143,408	655,314
Accounts receivable, net	26,859	18,222
Acquired card receivables, net	237,511	147,093
Prepaid expenses and other current assets	91,865	67,195
Funds held for customers	3,043,540	2,208,598
Total current assets	6,182,554	3,606,037
Non-current assets:
Operating lease right-of-use assets, net	78,739	71,925
Property and equipment, net	53,279	48,902
Intangible assets, net	452,351	417,341
Goodwill	2,363,109	1,772,043
Other assets	53,804	52,925
Total assets	$9,183,836	$5,969,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,433	$11,904
Accrued compensation and benefits	18,478	20,287
Other accruals and current liabilities	155,127	84,870
Borrowings from credit facilities, net	30,370	—
Convertible senior notes, net	1,134,835	—
Customer fund deposits	3,043,540	2,208,598
Total current liabilities	4,391,783	2,325,659
Non-current liabilities:
Operating lease liabilities	84,931	86,639
Borrowings from credit facilities, net	48,071	79,534
Convertible senior notes, net	561,457	909,847
Other long-term liabilities	29,278	37,904
Total liabilities	5,115,520	3,439,583
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	4,535,699	2,777,155
Accumulated other comprehensive loss	(7,499)	(100)
Accumulated deficit	(459,886)	(247,467)
Total stockholders' equity	4,068,316	2,529,590
Total liabilities and stockholders' equity	$9,183,836	$5,969,173

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Revenue	$166,911	$59,738	$441,738	$159,992
Cost of revenue	37,342	15,434	101,563	41,513
Gross profit	129,569	44,304	340,175	118,479
Operating expenses
Research and development	60,230	22,286	154,656	60,558
Sales and marketing	92,065	15,190	235,194	42,272
General and administrative	60,457	22,124	183,788	58,897
Total operating expenses	212,752	59,600	573,638	161,727
Loss from operations	(83,183)	(15,296)	(233,463)	(43,248)
Other expenses, net	(4,416)	(11,432)	(12,891)	(13,943)
Loss before benefit from income taxes	(87,599)	(26,728)	(246,354)	(57,191)
Benefit from income taxes	(879)	—	(4,935)	(333)
Net loss	$(86,720)	$(26,728)	$(241,419)	$(56,858)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.84)	$(0.32)	$(2.39)	$(0.70)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	103,830	82,627	100,856	81,446

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Net loss	$(86,720)	$(26,728)	$(241,419)	$(56,858)
Other comprehensive loss:
Net unrealized loss on investments in available- for-sale securities	(5,649)	(389)	(7,399)	(2,611)
Comprehensive loss	$(92,369)	$(27,117)	$(248,818)	$(59,469)

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Nine months ended March 31, 2022
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for an acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,033	—	8,644	—	—	8,644
Issuance of common stock under the employee stock purchase plan	40	—	5,726	—	—	5,726
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	38,839	—	—	38,839
Other comprehensive loss	—	—	-	(39)	—	(39)
Net loss	—	—	-	—	(75,685)	(75,685)
Balance at September 30, 2021	102,439	2	4,403,500	(139)	(294,152)	4,109,211
Effect of the accounting change upon the adoption of ASU 2021-08	—	—	—	—	1,426	1,426
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,022	—	14,140	—	—	14,140
Stock-based compensation	—	—	50,701	—	—	50,701
Other comprehensive loss	—	—	—	(1,711)	—	(1,711)
Net loss	—	—	-	—	(80,440)	(80,440)
Balance at December 31, 2021	103,461	2	4,468,341	(1,850)	(373,166)	4,093,327
Issuance of common stock upon exercise of stock options and release of restricted stock units	680	—	6,332	—	—	6,332
Issuance of common stock under the employee stock purchase plan	42	—	7,123	—	—	7,123
Stock-based compensation	—	—	53,903	—	—	53,903
Other comprehensive loss	—	—	—	(5,649)	—	(5,649)
Net loss	—	—	—	—	(86,720)	(86,720)
Balance at March 31, 2022	104,183	$2	$4,535,699	$(7,499)	$(459,886)	$4,068,316

	Nine months ended March 31, 2021
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	deficit
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,164	—	8,081	—	—	8,081
Issuance of common stock under the employee stock purchase plan	226	—	4,327	—	—	4,327
Stock-based compensation	—	—	9,894	—	—	9,894
Other comprehensive loss	—	—	—	(1,302)	—	(1,302)
Net loss	—	—	—	—	(12,951)	(12,951)
Balance at September 30, 2020	81,025	2	879,346	1,118	(161,698)	718,768
Equity component of 2025 Notes, net of allocated issuance costs and taxes	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,089	—	8,184	—	—	8,184
Stock-based compensation	—	—	10,689	—	—	10,689
Other comprehensive loss	—	—	—	(920)	—	(920)
Net loss	—	—	—	—	(17,179)	(17,179)
Balance at December 31, 2020	82,114	2	1,055,425	198	(178,877)	876,748
Issuance of common stock upon exercise of stock options and release of restricted stock units	756	—	5,613	—	—	5,613
Issuance of common stock under the employee stock purchase plan	220	—	4,537	—	—	4,537
Stock-based compensation	—	—	10,680	—	—	10,680
Other comprehensive loss	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(26,728)	(26,728)
Balance at March 31, 2021	83,090	$2	$1,076,255	$(191)	$(205,605)	$870,461

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(241,419)	$(56,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,220	3,449
Stock-based compensation	140,381	31,263
Amortization of debt discount (accretion of debt premium) and issuance costs	3,362	15,724
Amortization of intangible assets	56,209	—
Amortization of premium (accretion of discount) on investments in marketable debt securities	10,039	1,970
Non-cash operating lease expense	6,307	2,635
Provision for losses on acquired card receivables	15,621	—
Deferred income taxes	(4,691)	(333)
Changes in assets and liabilities:
Accounts receivable	(5,846)	(5,332)
Prepaid expenses and other current assets	(2,966)	(6,149)
Other assets	(968)	(11,799)
Accounts payable	(4,435)	927
Other accruals and current liabilities	12,665	58
Operating lease liabilities	(5,591)	7,782
Other long-term liabilities	302	576
Deferred revenue	5,191	2,924
Net cash used in operating activities	(7,619)	(13,163)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(144,541)	—
Purchases of corporate and customer fund short-term investments	(2,176,127)	(1,486,025)
Proceeds from maturities of corporate and customer fund short-term investments	1,308,650	830,933
Proceeds from sale of corporate and customer fund short-term investments	50,744	119,072
Increase in other receivables included in funds held for customers	(13,547)	(9,072)
Increase in acquired card receivables	(89,909)	—
Purchases of property and equipment	(3,758)	(17,062)
Capitalization of internal-use software costs	(7,409)	(1,038)
Net cash used in investing activities	(1,075,897)	(563,192)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	1,341,122	—
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	560,075	1,129,379
Purchase of capped call	(37,893)	(87,860)
Increase in customer fund deposits liability	834,942	285,590
Payments of line of credit borrowings	—	(2,300)
Proceeds from exercise of stock options	29,116	23,034
Proceeds from issuance of common stock under the employee stock purchase plan	12,849	8,864
Other	(351)	(664)
Net cash provided by financing activities	2,739,860	1,356,043
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,656,344	779,688
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	1,809,692	1,592,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,466,036	$2,372,065

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$1,639,371	$1,223,724
Restricted cash included in other current assets	28,343	35
Restricted cash included in other assets	6,724	—
Restricted cash and restricted cash equivalents included in funds held for customers	1,791,598	1,148,306
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,466,036	$2,372,065

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

The Company is a provider of software-as-a-service, cloud-based payments and spend management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back office efficiency.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including useful lives of long-lived assets, capitalization of internal-use software costs, incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities, the estimate of credit losses on accounts receivable, acquired card receivables and other financial assets, accrual for rewards, variable consideration used in revenue recognition for certain contracts, benefit periods used to amortize deferred commissions, reserve for losses on funds held for customers, inputs used to value certain stock-based compensation awards, and income tax. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets and customer accounts is recognized, if material. As of March 31, 2022, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $6.0 million.

There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2022 and 2021.

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

The adoption of ASU 2021-08 resulted in an increase in deferred revenue assumed and a related increase to goodwill as of September 1, 2021 with a consequent increase in revenue during the three months ended September 30, 2021 and nine months ended March 31, 2022, in connection with the Invoice2go acquisition.

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

These adjustments are reflected in the Company’s condensed consolidated statement of operations during the nine months ended March 31, 2022.

The impact of adopting ASU 2021-08 increased reported revenues by $2.6 million and $8.3 million during the three and nine months ended March 31, 2022, respectively.

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
NOTE 2 – Revenue, Performance Obligations, Deferred Revenue and UNBILLED REVENUE

The Company generates revenue primarily from subscription and transaction fees. The Company’s customers include small and midsize businesses (SMB), accounting firms, and financial institutions. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by customer category, and revenue from interest on funds held for customers (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Small-to-midsize business, accounting firm customers and other	$156,518	$54,710	$417,651	$144,609
Financial institution customers	8,950	3,912	20,895	10,134
Total subscription and transaction fees	165,468	58,622	438,546	154,743
Interest on funds held for customers	1,443	1,116	3,192	5,249
Total revenue	$166,911	$59,738	$441,738	$159,992

Deferred revenue

Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. Total deferred revenue was $33.6 million and $15.8 million as of March 31, 2022 and June 30, 2021, respectively. The current portion of the deferred revenue, which was $31.6 million and $12.9 million as of March 31, 2022 and June 30, 2021, respectively, is included in other accruals and current liabilities in the accompanying condensed consolidated balance sheets. The non-current portion of the deferred revenue, which was $2.0 million and $2.9 million as of March 31, 2022 and June 30, 2021, respectively, is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

During the three and nine months ended March 31, 2022, the Company recognized $3.2 million and $12.1 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2021.

Remaining performance obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $148 million. Of the total remaining performance obligations, the Company expects to recognize approximately 63% within two years and 37% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Unbilled revenue

Unbilled revenue, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $11.0 million and $8.1 million as of March 31, 2022 and June 30, 2021, respectively.

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

The amounts of Invoice2go’s total revenues that were included in the Company’s condensed consolidated statements of operations during the three and nine months ended March 31, 2022, were approximately $10 million and $23 million, respectively. The amounts of Invoice2go’s net loss that were included in the Company’s condensed consolidated statements of operations during the three and nine months ended March 31, 2022 were approximately $13 million and $28 million, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma information below summarizes the combined results (in thousands) of the Company and Invoice2go as if the Company’s acquisition of Invoice2go closed on July 1, 2020, but does not necessarily reflect the combined actual results of operations of the Company and Invoice2go that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Invoice2go, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the nine months ended March 31, 2022 was adjusted to exclude nonrecurring acquisition-related costs of $19.0 million. The pro forma net loss for the nine months ended March 31, 2021 was adjusted to include nonrecurring acquisition-related costs of $20.6 million.

	Three months ended March 31,	Nine months ended March 31,
	2021	2022	2021
Total revenue	$69,168	$448,256	$186,788
Net loss	$(34,732)	$(242,194)	$(97,157)

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

	Three months ended March 31, 2021	Nine months ended March 31, 2021
Total revenue	$80,808	$210,787
Net loss	$(75,131)	$(222,918)

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,237,003	$—	$—	$1,237,003
Corporate bonds	—	16,392	—	16,392
	1,237,003	16,392	—	1,253,395
Short-term investments:
Corporate bonds	—	660,298	—	660,298
U.S. treasury securities	414,825	—	—	414,825
Asset-backed securities	—	49,177	—	49,177
Certificates of deposit	—	19,108	—	19,108
	414,825	728,583	—	1,143,408
Funds held for customers:
Restricted cash equivalents:
Money market funds	16,811	—	—	16,811
Corporate bonds	—	107,321	—	107,321
	16,811	107,321	—	124,132
Corporate bonds	—	763,268	—	763,268
Certificates of deposit	—	390,144	—	390,144
Municipal bonds	—	9,512	—	9,512
Asset-backed securities	—	57,397	—	57,397
U.S. treasury securities	6,074	—	—	6,074
	22,885	1,327,642	—	1,350,527
Beneficial interest derivative on card receivables sold	—	—	1,786	1,786
Total assets measured at fair value	$1,674,713	$2,072,617	$1,786	$3,749,116

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$365,550	$—	$—	$365,550
Corporate bonds	—	15,499	—	15,499
	365,550	15,499	—	381,049
Short-term investments:
Corporate bonds	—	466,459	—	466,459
U.S. treasury securities	155,674	—	—	155,674
Asset-backed securities	—	26,406	—	26,406
Certificates of deposit	—	6,775	—	6,775
	155,674	499,640	—	655,314
Funds held for customers:
Restricted cash equivalents:
Money market funds	6,887	—	—	6,887
Corporate bonds	—	79,435	—	79,435
	6,887	79,435	—	86,322
Corporate bonds	—	516,350	—	516,350
Certificates of deposit	—	326,927	—	326,927
Municipal bonds	—	42,957	—	42,957
Asset-backed securities	—	25,085	—	25,085
U.S. treasury securities	3,009	—	—	3,009
	9,896	990,754	—	1,000,650
Beneficial interest derivative on card receivables sold	—	—	2,252	2,252
Total assets measured at fair value	$531,120	$1,505,893	$2,252	$2,039,265

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

The initial and recurring fair value of the beneficial interest derivative on card receivables sold is estimated using a discounted cash flow model, which uses Level 3 inputs including a discount rate and a default rate. The default rate estimate is based upon the expected transferred card receivables that will ultimately default. The default rate is calculated using historical trends and ages of the outstanding card receivable balances. The default rate did not have a material impact in the estimation of fair value of the beneficial interest derivative as of March 31, 2022 and June 30, 2021. Other inputs, such as the discount rate and expected repayments, are generally considered but had no material impact in the estimation of fair value of the beneficial interest derivative as of March 31, 2022 and June 30, 2021. A ten percent increase or decrease in the discount rate or default rate used would not result in a significantly higher or lower fair value measurement.

The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of March 31, 2022. The Company carries the Notes at par value, less the unamortized debt discount and issuance costs in the accompanying condensed consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $556.9 million and $1.9 billion, respectively, as of March 31, 2022. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of the dates presented (in thousands):

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$663,946	$5	$(3,653)	$660,298
U.S. treasury securities	416,879	5	(2,059)	414,825
Asset-backed securities	49,403	—	(226)	49,177
Certificates of deposit	19,108	—	—	19,108
Total	$1,149,336	$10	$(5,938)	$1,143,408

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$466,403	$111	$(55)	$466,459
U.S. treasury securities	155,663	16	(5)	155,674
Asset-backed securities	26,391	16	(1)	26,406
Certificates of deposit	6,775	—	—	6,775
Total	$655,232	$143	$(61)	$655,314

The amortized cost and fair value amounts include accrued interest receivable of $3.2 million and $2.5 million as of March 31, 2022 and June 30, 2021, respectively.

As of March 31, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $971.6 million and $171.8 million, respectively, or 85% and 15%, respectively, of the Company’s total short-term investments. As of June 30, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $495.8 million and $159.5 million, respectively, or 76% and 24%, respectively, of the Company’s total short-term investments.

As of March 31, 2022, approximately 300 out of approximately 400 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2022
	Fair value	Unrealized losses
Corporate bonds	$415,637	$(3,653)
U.S. treasury securities	372,165	(2,059)
Asset backed securities	49,177	(226)
Total	$836,979	$(5,938)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$152,485	$(55)
U.S. treasury securities	85,466	(5)
Asset backed securities	8,089	(1)
Total	$246,040	$(61)

Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have not been material. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three and nine months ended March 31, 2022 and 2021.

The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of March 31, 2022 and June 30, 2021 because they were not material.

NOTE 6 – FUNDS HELD FOR CUSTOMERS

Funds held for customers consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2022	2021
Restricted cash	$1,667,466	$1,195,904
Restricted cash equivalents	124,132	86,322
Funds receivable	26,241	12,694
Corporate bonds	763,268	516,350
Certificates of deposit	390,144	326,927
Municipal bonds	9,512	42,957
Asset backed securities	57,397	25,085
U.S. treasury securities	6,074	3,009
Total funds held for customers	3,044,234	2,209,248
Less - income earned by the Company included in other current assets	(694)	(650)
Total funds held for customers, net of income earned by the Company	$3,043,540	$2,208,598

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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$764,208	$4	$(944)	$763,268
Certificates of deposit	390,145	—	(1)	390,144
Municipal bonds	9,544	—	(32)	9,512
Asset backed securities	57,802	—	(405)	57,397
U.S. treasury securities	6,087	—	(13)	6,074
Total	$1,227,786	$4	$(1,395)	$1,226,395

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$516,364	$24	$(38)	$516,350
Certificates of deposit	326,927	—	—	326,927
Municipal bonds	42,952	5	—	42,957
Asset backed securities	25,081	4	—	25,085
U.S. treasury securities	3,010	—	(1)	3,009
Total	$914,334	$33	$(39)	$914,328

The amortized cost and fair value amounts include accrued interest receivable of $2.1 million and $1.9 million and as of March 31, 2022 and June 30, 2021, respectively.

As of March 31, 2022, approximately 95%, or $1.2 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 5% or $57.4 million mature thereafter. As of June 30, 2021, approximately 97%, or $882.4 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 3% or $31.9 million mature thereafter.

As of March 31, 2022, approximately 200 out of approximately 400 investment positions were in an unrealized loss position. The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2022
	Fair value	Unrealized losses
Corporate bonds	$267,969	$(944)
Certificates of deposit	2,055	(1)
Municipal bonds	9,512	(32)
Asset backed securities	57,397	(405)
U.S. treasury securities	6,074	(13)
Total	$343,007	$(1,395)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$79,359	$(38)
U.S. treasury securities	2,501	(1)
Total	$81,860	$(39)

Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three and nine months ended March 31, 2022 and 2021.

NOTE 7 – ACQUIRED CARD RECEIVABLES

Acquired Card Receivables

Acquired card receivables consisted of the following as of the dates presented (in thousands):

	March 31,	June 30,
	2022	2021
Gross amount of acquired card receivables	$242,911	$148,833
Less: allowance for credit losses	(5,400)	(1,740)
Total	$237,511	$147,093

Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks.

As of March 31, 2022, approximately $192 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the 2021 Revolving Credit Agreement and the 2019 Credit Agreement (see Note 9).

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

	March 31,	June 30,
	2022	2021
Current and less than 30 days past due	$237,847	$145,993
30 ~ 59 days past due	1,773	1,188
60 ~ 89 days past due	1,613	580
90 ~ 119 days past due	1,583	713
Over 119 days past due	95	359
Total	$242,911	$148,833

The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and have an allowance for outstanding balance and fees, and (ii) classified as nonperforming was not material as of March 31, 2022.

Allowance for Credit Losses

Below is a summary of the changes in allowance for credit losses for the periods presented (in thousands):

	Three months ended March 31,	Nine months ended March 31,
	2022	2022
Balance, beginning	$4,607	$1,740
Initial allowance for credit losses on purchased card receivables with credit deterioration	1	311
Provision for expected credit losses	6,085	15,310
Charge-off amounts	(5,774)	(13,070)
Recoveries collected	481	1,109
Balance, end of period	$5,400	$5,400

The Company also incurred losses related to card transactions disputed by spending businesses. The amount was not material during the three and nine months ended March 31, 2022.

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

The acquired card receivables that were considered PCD assets were not material during the three and nine months ended March 31, 2022.

Card Receivables Held for Sale

The Company sells a portion of acquired card receivables to a Purchasing Bank at a discount. Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, amounted to $6.7 million and $2.6 million as of March 31, 2022 and June 30, 2021.

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

The card receivables that the Company transferred to the Purchasing Bank during the three and nine months ended March 31, 2022 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.

The Company has an agreement with the Purchasing Bank to sell its acquired card receivables. The Company has continuing involvement under this agreement as servicer, and by retaining a beneficial interest derivative in the form of a deferred purchase price. The beneficial interest derivative represents the Company’s right to receive a portion of collections based on the performance of each cohort of card receivables sold to the Purchasing Bank. The fair value of the beneficial interest derivative was $1.8 million and $2.3 million as of March 31, 2022 and June 30, 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The servicing fee income was not material during the three and nine months ended March 31, 2022. The initial fair value of the beneficial interest derivative includes key inputs and assumptions that qualify as Level 3 inputs in the fair value hierarchy including discount rates and delinquency rates. See Note 4 for additional information about the fair value measurement of the beneficial interest derivative as of March 31, 2022 and June 30, 2021.

Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Three months ended March 31,	Nine months ended March 31,
	2022	2022
Initial fair value of consideration received:
Cash	$394,497	$1,019,704
Beneficial interest derivative	1,100	3,387
Total	$395,597	$1,023,091

The Company could experience losses on the beneficial interest derivative if the performance of the cohorts of card receivables sold to the Purchasing Bank is less than expected. The Company could also experience losses on card receivables sold if it were required to repurchase delinquent receivables due to a breach in representations and warranties associated with its sales of receivables.

Card receivable repurchases during the three and nine months ended March 31, 2022 were not material.

Below is a summary of outstanding transferred card receivables by class (i.e., past due status) that have not been charged-off and have not been recorded on the Company's condensed consolidated balance sheets, but with which the Company has a continuing involvement through its servicing agreements, as of the periods presented (in thousands):

	March 31,	June 30,
	2022	2021
Current and less than 30 days past due	$60,772	$27,763
30 ~ 59 days past due	397	240
60 ~ 89 days past due	802	165
90 ~ 119 days past due	437	301
Over 119 days past due	44	132
Total	$62,452	$28,601

The difference between the outstanding balance of transferred card receivables as of March 31, 2022 and June 30, 2021 and the amount derecognized for which the Company has a continuing involvement as servicer as of March 31, 2022 and June 30, 2021 was not material.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following (in thousands):

	March 31,	June 30,
	2022	2021
Balance, beginning	$1,772,043	$—
Addition related to acquisition during the period	585,448	1,772,043
Measurement period adjustments	(2,660)	—
ASU 2021-08 adoption	8,278	—
Balance, ending	$2,363,109	$1,772,043

Intangible Assets

Intangible assets consisted of the following (amounts in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- average remaining useful life (in years)
Customer relationships	$259,269	$(20,074)	$239,195	9.2
Developed technology	206,908	(29,624)	177,284	5
Trade name	48,042	(12,170)	35,872	2.3
Total	$514,219	$(61,868)	$452,351	7

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- average remaining useful life (in years)
Customer relationships	$198,000	$(2,062)	$195,938	9.9
Developed technology	191,000	(2,653)	188,347	5.9
Trade name	34,000	(944)	33,056	2.9
Total	$423,000	$(5,659)	$417,341	7.5

Amortization of finite-lived intangible assets was as follows during the three and nine months ended March 31, 2022 (in thousands):

	Three months ended	Nine months ended
	March 31, 2022	March 31, 2022
Cost of revenue	$9,285	$26,971
Sales and marketing	10,484	29,238
Total	$19,769	$56,209

As of March 31, 2022, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$19,768
2023	79,075
2024	78,147
2025	59,425
2026	57,763
2027	55,094
Thereafter	103,079
Total	$452,351

NOTE 9 – DEBT AND BORROWINGS

Debt and borrowings consisted of the following (in thousands):

	March 31,	June 30,
	2022	2021
Convertible senior notes:
2027 Notes, principal	$575,000	$—
2025 Notes, principal	1,150,000	1,150,000
Total principal amount of convertible senior notes	1,725,000	1,150,000
Credit facilities:
2021 revolving credit agreement (Class A)	37,500	37,500
2021 revolving credit agreement (Class B)	10,000	10,000
2019 credit agreement	30,000	30,000
Total principal borrowings from credit facilities	77,500	77,500
Total principal amount of debt and borrowings	1,802,500	1,227,500
Less: unamortized debt discount and issuance costs	(27,767)	(238,119)
Net carrying value of debt and borrowings	$1,774,733	$989,381

Net carrying value of debt and borrowings consisted of:
Current liabilities:
2025 Notes, net	$1,134,835	$909,847
Borrowings from credit facilities (including unamortized debt premium)	30,370	—
Non-current liabilities:
2027 Notes, net	561,457	—
Borrowings from credit facilities (including unamortized debt premium)	48,071	79,534
Total	$1,774,733	$989,381

2027 Notes

On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes are subject to the terms and conditions of the Indenture governing the 2027 Notes between the Company and Wells Fargo Bank, N.A., as trustee (Trustee). The net proceeds from the issuance of the 2027 Notes were $560.1 million, after deducting debt discount and debt issuance costs totaling $14.9 million.

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

As of March 31, 2022, one of the conditions for early conversion of the 2025 Notes was met. Specifically, the Company's common stock during the three months ended March 31, 2022 traded at a price greater than 130% of the initial conversion price of the 2025 Notes for 20 trading days in a period of 30 consecutive trading days. Pursuant to the terms of the 2025 Notes, the holders of the 2025 Notes have the right to convert their notes at their option at any time in the calendar quarter subsequent to March 31, 2022. As a result, the Company classified the net carrying amount of the 2025 Notes as a current liability in the accompanying condensed consolidated balance sheets as of March 31, 2022.

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

As of March 31, 2022 and June 30, 2021, the Notes consisted of the following:

	March 31, 2022		June 30, 2021
	2027 Notes	2025 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$1,150,000
Less: unamortized debt discount and issuance costs	(13,543)	(15,165)	(240,153)
Net carrying amount	$561,457	$1,134,835	$909,847

Amount allocated to equity component, net of issuance costs and tax	$—	$—	$245,066

The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the three and nine months ended March 31, 2022, the Company recognized $1.7 million and $4.5 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs of the Notes. During the three and nine months ended March 31, 2021, the Company recognized $11.8 million and $15.7 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs of the 2025 Notes. The effective interest rate of the 2027 Notes was 0.48%. The effective interest rate of the 2025 Notes was 0.36% after the adoption of ASU 2020-06 beginning July 1, 2021. Prior to the adoption of ASU 2020-06, the effective interest rate of the liability component of the 2025 Notes was 5.37% and was based on the interest rate of similar debt instruments, at the time of the offering, that do not have associated convertible features. As of March 31, 2022, the weighted-average remaining life of the Notes was 4.1 years.

The “if-converted” value of the 2027 Notes did not exceed the principal amount of $575.0 million as of March 31, 2022. The “if-converted” value of the 2025 Notes exceeded the principal amount by approximately $471 million as of March 31, 2022.

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

2021 Revolving Credit Agreement (as amended)

The 2021 Revolving Credit Agreement was executed in March 2021, and was most recently amended in October 2021, to finance the acquisition of card receivables. The 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to the agreement and has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. Both Class A and Class B facilities require a minimum utilization of 50%. Borrowings from the Class A and Class B facilities, which are secured by acquired card receivables, bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%). The interest rates on borrowings from the Class A and Class B facilities were 3.27% and 10.77% per annum, respectively, as of March 31, 2022. The 2021 Revolving Credit Agreement requires the Company to pay an unused fee of up to 0.50%. The 2021 Revolving Credit Agreement requires the Company to comply with certain restricted covenants, including certain liquidity requirements. As of March 31, 2022, the Company was in compliance with those covenants.

2019 Credit Agreement (as amended)

The 2019 Credit Agreement was executed in January 2019 and was most recently amended in March 2022. The amended 2019 Credit Agreement, which matures in January 2023, has a total commitment of $60.0 million with a minimum utilization requirement of $30.0 million. Borrowings from the amended 2019 Credit Agreement, which are secured by acquired card receivables, bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%). The interest rate dropped to 4.50% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. The interest rate was 5.02% per annum as of March 31, 2022. The amended 2019 Credit Agreement requires the Company to pay an unused fee of 0.50%; however, to the extent utilization requirements are not met, the unused fee is equal to the stated interest rate for the portion unused funds under the utilization requirement. The amended 2019 Credit Agreement requires the Company to comply with certain restricted covenants, including certain liquidity requirements. As of March 31, 2022, the Company was in compliance with those covenants.

The debt premium associated with the 2021 Revolving Credit Agreement and the 2019 Credit Agreement is amortized using the effective interest method over the remaining term of the credit agreements, with a weighted-average remaining amortization period of approximately 1 year. The interest income related to the amortization of the debt premium during the three and nine months ended March 31, 2022 was not material.
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

Stock Options

The stock option awards granted during the nine months ended March 31, 2022 and 2021 were not material. As of March 31, 2022, the total unamortized stock-based compensation expense related to the unvested stock options was $83.9 million, which the Company expects to recognize over a weighted-average period of 2.1 years.

Restricted Stock Units (RSUs)

During the nine months ended March 31, 2022, the Company granted an aggregate of approximately 2.5 million RSUs with a weighted grant-date fair value of $212.33 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which generally range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of March 31, 2022, the total unamortized stock-based compensation expense related to the unvested RSUs options was $435.8 million, which the Company expects to amortize over a weighted-average period of 3.0 years.

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

As of March 31, 2022, the total unrecognized compensation expense related to the market-based RSUs was $7.7 million, which is expected to be amortized over a weighted-average period of 1.8 years.

2019 Employee Stock Purchase Plan (ESPP)

The fair value of the ESPP offering during the nine months ended March 31, 2022 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term range of 0.6 to 1.0 years, (ii) expected volatility of 77.2%, (iii) risk-free interest rate range of 0.63% to 0.88% and (iv) expected dividend yield of 0%.

As of March 31, 2022, the total unrecognized compensation expense related to the ESPP was $6.6 million, which is expected to be amortized over the next 12 months.

Warrants

The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of March 31, 2022, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.

Stock Based Compensation Cost

Stock-based compensation cost from stock options, RSUs, and ESPP was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Cost of revenue	$1,262	$728	$3,674	$1,971
Research and development	13,912	3,638	38,752	9,953
Sales and marketing	17,758	1,711	36,911	5,086
General and administrative	19,878	4,603	61,044	14,253
Total amount charged to expense	52,810	10,680	140,381	31,263
Property and equipment (capitalized internal-use software)	1,093	—	3,050	—
Total stock-based compensation cost	$53,903	$10,680	$143,431	$31,263

NOTE 11 – OTHER EXPENSES, NET

Other expenses, net consisted of the following for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Interest expense	$(2,462)	$(11,888)	$(6,785)	$(15,846)
Lower of cost or market adjustment on card receivables sold and held for sale	(3,179)	—	(7,824)	—
Interest income	1,185	460	2,456	1,914
Other	40	(4)	(738)	(11)
Total	$(4,416)	$(11,432)	$(12,891)	$(13,943)

NOTE 12 – INCOME TAXES

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period.

The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax benefit during the three and nine months ended March 31, 2022 consisted primarily of the Company's net losses and credits generated, offset with a corresponding valuation allowance, and the discrete income tax benefit recorded after a partial release of valuation allowance due to the acquisition of Invoice2go.

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

NOTE 13 – LEASES

The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.

As of March 31, 2022, the weighted-average remaining term of these operating leases is 8.4 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.10%.

The total amount paid for amounts included in the measurement of operating lease liabilities was $3.9 million and $10.3 million during the three and nine months ended March 31, 2022, respectively, and was $0.5 million and $1.2 million during the three and nine months ended March 31, 2021, respectively.

The total amount of right-of-use assets obtained in exchange for new operating lease liabilities was $4.2 million and $5.3 million during the three and nine months ended March 31, 2022, respectively, and was $0.3 million and $2.6 million during the three and nine months ended March 31, 2021, respectively.

The components of lease expense during the three and nine months ended March 31, 2022 and 2021 is shown on the table below (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Operating lease expense	$3,580	$1,767	$10,098	$5,016
Short-term lease expense	—	52	77	381
Variable lease expense, net of credit	(345)	598	2,564	1,917
Sublease income	(215)	—	(546)	—
Total	$3,020	$2,417	$12,193	$7,314

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Future minimum lease payments as of March 31, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$3,477
2023	14,000
2024	13,651
2025	13,425
2026	13,292
2027	13,226
Thereafter	49,508
Gross lease payments	120,579
Less - present value adjustments	(23,426)
Total operating lease liabilities, net	$97,153

In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of March 31, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2022	$2,152
2023	21,066
2024	8,892
2025	5,385
2026	4,750
2027	4,750
Thereafter	34,250
Total	$81,245

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

Purchase of Card Receivables that have not Cleared

The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $41.0 million as of March 31, 2022 and have not been recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded was not material as of March 31, 2022.

Litigation

From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2022, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 15 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(86,720)	$(26,728)	$(241,419)	$(56,858)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	103,830	82,627	100,856	81,446
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.84)	$(0.32)	$(2.39)	$(0.70)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	March 31,
	2022	2021
Stock options	4,232	5,905
Restricted stock units	3,159	1,167
Total	7,391	7,072

In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the three and nine months ended March 31, 2022, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2027 Notes of $414.80 per share; however, it exceeded the initial conversion price of the 2025 Notes of $160.88 per share.

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

We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and strategic partnerships. As of March 31, 2022, our partners included some of the most trusted brands in the financial services business, including 84 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank and American Express. As we add customers and partners, we expect our network to continue to grow organically.

On September 1, 2021, we completed our acquisition of Invoice2go, Inc. (Invoice2go), a provider of mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand, for an aggregate purchase price of $674.3 million. On June 1, 2021, we completed our acquisition of DivvyPay, Inc. (Divvy), a leading provider of cloud-based spend management application and smart corporate cards to SMBs in the U.S., for an aggregate purchase price of $2.3 billion. Following the acquisitions, Invoice2go and Divvy became our wholly-owned subsidiaries. Our condensed consolidated results of operations shown below for the three and nine months ended March 31, 2022 include the operating results of Invoice2go from the date of the acquisition and of Divvy. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion about our acquisitions.

We have grown rapidly and scaled our business operations in recent periods. Our revenue was $166.9 million and $59.7 million during the three months ended March 31, 2022 and 2021, respectively, an increase of $107.2 million. Our revenue was $441.7 million and $160.0 million during the nine months ended March 31, 2022 and 2021, respectively, an increase of $281.7 million. We generated net losses of $86.7 million and $26.7 million during the three months ended March 31, 2022 and 2021, respectively, and $241.4 million and $56.9 million during the nine months ended March 31, 2022 and 2021, respectively.

Impact of COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and greater uncertainty in global financial markets. As the COVID-19 pandemic persists, including the outbreak of new variants of COVID-19, it has significantly impacted the health and economic environment around the world. Many public and commercial establishments, including schools, restaurants, and shopping malls, have restricted their operations due to restrictions imposed by the government since the outbreak of the COVID-19 pandemic and may need to do so in the future. Our customers, spending businesses, and subscribers have been, and may continue to be, negatively impacted by government restrictions. These conditions may continue to have negative implications on demand for goods, the supply chain, production of goods, and transportation. A negative impact on our customers, spending businesses, and subscribers may cause them to go out of business, request discounts, extend payment terms, or discontinue using our services. Any of these actions may have a negative impact on our future results of operations, liquidity, and financial condition.

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

Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue consists of transaction fees and interchange income on a fixed or variable rate per transaction. Transactions primarily include card payments, check issuances, ACH origination, cross-border payments, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.

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

In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and other purchase arrangements with a diverse set of funding sources. We typically fund some portion of these receivable purchases by borrowing under our credit facilities, although we may also fund receivables purchases using corporate cash. Typically, we immediately sell a portion of the receivables interests we have purchased to our warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement. As of March 31, 2022, we had $155.0 million in committed credit facility capacity and with a total balance drawn of $77.5 million, of which $30.0 million is included in current liabilities and $47.5 million is included in long-term liabilities on our condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. On average, our spending businesses pay their statement balances in approximately 20 days.

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

	As of March 31,
	2022	2021	% Growth
Number of customers (1)	146,600	115,600	27%

	Three months ended March 31,			Nine months ended March 31,
	2022	2021	% Growth	2022	2021	% Growth
Total Payment Volume (amounts in millions) (2)	$55,066	$34,971	57%	$158,346	$98,573	61%

	Three months ended March 31,			Nine months ended March 31,
	2022	2021	% Growth	2022	2021	% Growth
Transactions processed (3)	9,462,000	7,182,000	32%	28,053,000	20,951,000	34%

(1) As of March 31, 2022, the total number of spending businesses that used Divvy's spend management platform was approximately 18,100 and the total number of Invoice2go subscribers was approximately 221,400.

(2) The total card payment volume transacted by spending businesses that used Divvy cards was approximately $2.1 billion and $5.4 billion during the three and nine months ended March 31, 2022, respectively. The total payment volume transacted by Invoice2go subscribers was approximately $259.0 million and $628.0 million, during the three and nine months ended March 31, 2022, respectively.

(3) The total transactions executed by spending businesses that used Divvy cards were approximately 5.9 million and 15.9 million during the three and nine months ended March 31, 2022, respectively. The total transactions executed by Invoice2go subscribers were over 312,000 and 766,000 during the three and nine months ended March 31, 2022, respectively.

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

Total Payment Volume (TPV)

To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised approximately 1% of TPV during the three and nine months ended March 31, 2022 and 2021. The TPV in the table above does not include transactions made by spending businesses on our spend management platform and subscribers of Invoice2go.

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

Subscription fees are fixed monthly or annually and charged to our customers for the use of our platform to process transactions. Subscription fees are generally charged on a per user per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, cross-border payments, virtual cards, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers that accept cards as a means of payment.

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

We enter into multi-year contracts with financial institution customers to provide access to our cloud-based payments platform to process transactions. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with our online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete. The total consideration in these contracts varies based on the number of users and transactions to be processed. For additional discussion about revenue, refer to Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 20221.

Cost of Revenue and Expenses

Cost of revenue – Cost of revenue consists primarily of personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, costs that are directly attributed to processing customers’ transactions (such as the cost of printing checks), postage for mailing checks, expenses for processing payments (ACH, check, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our strategic partners’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software, amortization of developed technology, fees on the investment of customer funds, and allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in growing our business.

Research and development – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our research and development teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs in cost of revenue over the estimated life of the new product or incremental functionality, which is generally three years.

We expense a substantial portion of research and development expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our research and development team to develop new products and product enhancements.

Sales and Marketing – Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our sales and marketing teams, rewards expense in connection with our card rewards programs, sales commissions, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, amortization of certain intangible assets, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.

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

General and Administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, payment operations, risk management, legal and compliance, human resources and information technology, costs incurred for external professional services, provision for credit losses, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher costs for professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other expenses, net – Other expenses, net consist primarily of the amortization of debt discount and issuance costs in connection with our Notes, interest expense on our borrowings from credit agreements, lower of cost or market adjustment on card receivables sold and held for sale, interest income on corporate funds, accretion of debt premium, and gains or losses resulting from remeasurement of foreign currency transactions.

Benefit from income taxes – Benefit from income taxes consists primarily of a reduction of valuation allowance in connection with the acquisition of Invoice2go.

Results of Operations

The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three months ended March 31,		Change		Nine months ended March 31,		Change
	2022	2021 (1)	$	%	2022	2021 (1)	$	%
Revenue	$166,911	$59,738	$107,173	179%	$441,738	$159,992	$281,746	176%
Cost of revenue (2)	37,342	15,434	21,908	142%	101,563	41,513	60,050	145%
Gross profit	129,569	44,304	85,265	192%	340,175	118,479	221,696	187%
Operating expenses
Research and development (2)	60,230	22,286	37,944	170%	154,656	60,558	94,098	155%
Sales and marketing (2)	92,065	15,190	76,875	506%	235,194	42,272	192,922	456%
General and administrative (2)	60,457	22,124	38,333	173%	183,788	58,897	124,891	212%
Total operating expenses	212,752	59,600	153,152	257%	573,638	161,727	411,911	255%
Loss from operations	(83,183)	(15,296)	(67,887)	(444)%	(233,463)	(43,248)	(190,215)	(440)%
Other expenses, net	(4,416)	(11,432)	7,016	61%	(12,891)	(13,943)	1,052	8%
Loss before benefit from income taxes	(87,599)	(26,728)	(60,871)	(228)%	(246,354)	(57,191)	(189,163)	(331)%
Benefit from income taxes	(879)	—	(879)	—	(4,935)	(333)	(4,602)	(1,382)%
Net loss	$(86,720)	$(26,728)	$(59,992)	(224)%	$(241,419)	$(56,858)	$(184,561)	(325)%

(1) Excludes the results of Divvy and Invoice2go.

(2) Includes stock-based compensation expenses as follows (in thousands):

	Three months ended March 31,		Change		Nine months ended March 31,		Change
	2022	2021 (1)	$	%	2022	2021 (1)	$	%
Cost of revenue	$1,262	$728	$534	73%	$3,674	$1,971	$1,703	86%
Research and development	13,912	3,638	10,274	282%	38,752	9,953	28,799	289%
Sales and marketing	17,758	1,711	16,047	938%	36,911	5,086	31,825	626%
General and administrative	19,878	4,603	15,275	332%	61,044	14,253	46,791	328%
Total	$52,810	$10,680	$42,130	394%	$140,381	$31,263	$109,118	349%

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021 (1)	2022	2021 (1)
Revenue	100%	100%	100%	100%
Cost of revenue	22%	26%	23%	26%
Gross margin	78%	74%	77%	74%
Operating expenses
Research and development	36%	37%	35%	38%
Sales and marketing	55%	25%	53%	26%
General and administrative	37%	38%	41%	37%
Total operating expenses	128%	100%	129%	101%
Loss from operations	(50)%	(26)%	(52)%	(27)%
Other expenses, net	(3)%	(19)%	(3)%	(9)%
Loss before benefit from income taxes	(53)%	(45)%	(55)%	(36)%
Benefit from income taxes	(1)%	—	(1)%	—
Net loss	(52)%	(45)%	(54)%	(36)%

(1) Excludes the results of Divvy and Invoice2go.

Comparison of the three and nine months ended March 31, 2022 and 2021

Revenue

Revenue consists mainly of subscription and transactions fees. Subscription revenue increased by $22.8 million, or 78%, and $57.9 million, or 72%, during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021, primarily due to the increase in customers and average subscription revenue per customer due to an increase in the number of users. Transaction fee revenue increased by $84.1 million, or 286%, and $225.9 million, or 304%, during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021, primarily due to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products.

We expect revenue to be affected by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations grows as a percentage of our total revenue or our international operations increase.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three and nine months ended March 31, 2022 and 2021 were as follows (amounts in thousands):

	Three months ended March 31,		Change		Nine months ended March 31,		Change
	2022	2021 (1)	Amount	%	2022	2021 (1)	Amount	%
Cost of revenue	$37,342	$15,434	$21,908	142%	$101,563	$41,513	$60,050	145%
Gross profit	$129,569	$44,304	$85,265	192%	$340,175	$118,479	$221,696	187%
Gross margin	78%	74%			77%	74%

(1) Excludes the results of Divvy and Invoice2go.

Cost of revenue increased by $21.9 million and $60.1 million during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021 primarily due to:

•
a $9.3 million and $27.0 million increase during the three and nine months ended March 31, 2022, respectively, in amortization of acquired developed technology;
•
a $5.4 million and $13.9 million increase during the three and nine months ended March 31, 2022, respectively, in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•
a $4.7 million and $12.9 million increase during the three and nine months ended March 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel and new headcount from our acquisitions of Divvy and Invoice2go, who were directly engaged in providing implementation and support services to our customers; and
•
a $2.5 million and $6.3 million increase during the three and nine months ended March 31, 2022, respectively, in costs for consultants, temporary contractors, and shared overhead and other costs.

Gross margin increased to 78% and 77% during the three and nine months ended March 31, 2022, respectively, from 74% for the same periods in fiscal 2021 primarily due to a higher mix of variable-priced transaction revenue.

Research and Development Expenses

Research and development expenses increased by $37.9 million and $94.1 million during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021 primarily due to the following:

•
a $32.1 million and $79.4 million increase during the three and nine months ended March 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel and new headcount from our acquisitions of Divvy and Invoice2Go, who were directly engaged in developing new product offerings; and
•
a $5.8 million and $14.7 million increase during the three and nine months ended March 31, 2022, respectively, in shared overhead costs, costs for engaging consultants and temporary contractors who provided product development services, and other costs.

Our research and development expenses decreased to 36% and 35% as a percentage of total revenue during the three and nine months ended March 31, 2022, respectively, from 37% and 38% for the same periods in fiscal 2021, primarily due to the leveraging of our total research and development spend relative to the increase in our total revenue.

We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.

Sales and Marketing Expenses

Sales and marketing expenses increased by $76.9 million and $192.9 million during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021, primarily due to the following:

•
a $30.5 million and $67.8 million increase during the three and nine months ended March 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel and new headcount from our acquisitions of Divvy and Invoice2go, who were directly engaged in acquiring new customers and in marketing our products and services, and the acquisitions of Divvy and Invoice2go;
•
a $24.3 million and $61.4 million increase during the three and nine months ended March 31, 2022, respectively, in rewards expense in connection with our rewards programs. We offer promotion programs whereby spending businesses that use our spend management application can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses through cash back, statement credit, gift cards and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed;
•
a $10.5 million and $29.2 million increase during the three and nine months ended March 31, 2022, respectively, in amortization expense from acquired intangible assets;
•
a $9.0 million and $26.3 million increase during the three and nine months ended March 31, 2022, respectively, in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness; and
•
a $2.6 million and $8.2 million increase during the three and nine months ended March 31, 2022, respectively, in shared overhead and other costs.

Our sales and marketing expenses increased to 55% and 53% as a percentage of total revenue during the three and nine months ended March 31, 2022, respectively, from 25% and 26% for the same periods in fiscal 2021 primarily due to the rewards expense and the amortization of acquired intangible assets that were recognized during the current periods in fiscal 2022 and none in comparable periods in fiscal 2021. Additionally, the increase was attributed to higher stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $38.3 million and $124.9 million during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021 primarily due to the following:

•
a $26.2 million and $76.8 million increase during the three and nine months ended March 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel including executive employees, and new headcount from our acquisitions of Divvy and Invoice2go;
•
a $7.4 million and $19.8 million increase during the three and nine months ended March 31, 2022, respectively, in provision for card and fraud losses;
•
a $0.9 million and $16.3 million increase during the three and nine months ended March 31, 2022, respectively, in professional and consulting fees as we obtained additional external services to support certain corporate initiatives, including the integration of our acquired businesses; and
•
a $3.8 million and $12.0 million during the three and nine months ended March 31, 2022, respectively, increase in shared overhead costs and other costs.

Our general and administrative expenses decreased to 37% as a percentage of total revenue during the three months ended March 31, 2022 from 38% for the same period in fiscal 2021, primarily due to lower expenses incurred from external services and corporate insurance costs relative to the increase in our total revenue, partially offset by the increase in stock-based compensation expense and provision for card and fraud losses.

Our general and administrative expenses increased to 41% as a percentage of our total revenue during the nine months ended March 31, 2022 from 37% for the same period in fiscal 2021 due primarily to the increase in stock-based compensation expense and provision for card and fraud losses.

Other Expenses, Net

Other expenses, net decreased by $7.0 million and $1.0 million during the three and nine months ended March 31, 2022, respectively, as compared to the same periods in fiscal 2021, primarily due to the decrease in interest expense from the amortization of debt discount and issuance costs associated with our 2025 Notes due to the adoption of ASU 2020-06, partially offset by the increase in the amount of discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market.

Benefit from Income Taxes

Benefit from income taxes during the three and nine months ended March 31, 2022 pertained mainly to the tax benefit of the net loss incurred during the period, and a reduction of valuation allowance in connection with the acquisition of Invoice2go. The benefit from income taxes during the nine months ended March 31, 2021 pertained mainly to a partial reversal of net deferred income tax liability, a majority of which was established in connection with our issuance of the 2025 Notes.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit as gross profit, minus amortization of intangible assets, stock-based compensation expense, payroll taxes related to stock-based compensation expense, and depreciation expense recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors' consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021 (1)	2022	2021 (1)
Revenue	$166,911	$59,738	$441,738	$159,992
Gross profit	129,569	44,304	340,175	118,479
Add:
Amortization of intangible assets	9,285	—	26,971	—
Stock-based compensation expense	1,262	728	3,674	1,971
Payroll taxes related to stock-based compensation expense	139	119	391	263
Depreciation expense	881	800	2,365	1,868
Non-GAAP gross profit	$141,136	$45,951	$373,576	$122,581
Gross margin	77.6%	74.2%	77.0%	74.1%
Non-GAAP gross margin	84.6%	76.9%	84.6%	76.6%

(1) Excludes the results of Divvy and Invoice2go.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash used in operating activities for the periods presented (in thousands):

	Nine months ended March 31,
	2022	2021 (1)
Net cash used in operating activities	$(7,619)	$(13,163)
Purchases of property and equipment	(3,758)	(17,062)
Capitalization of internal-use software costs	(7,409)	(1,038)
Free cash flow	$(18,786)	$(31,263)

(1) Excludes the results of Divvy and Invoice2go.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.1 billion, and our available lines of credit. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our lines of credit are comprised of Credit Agreements (as defined below), under which we have a total borrowing commitment of $155.0 million. We have drawn a total of $77.5 million under our Credit Agreements as of March 31, 2022 and can draw additional funds to the extent that we maintain a sufficient balance of eligible acquired card receivables that serve as collateral.

A significant portion of our cash, cash equivalents and short-term investments as of March 31, 2022 were derived from the recent public offering of our common stock and issuance of 2027 Notes in a private offering on September 24, 2021, in which we received combined aggregate net proceeds of approximately $1.9 billion, after deducting discounts, commissions and other offering costs.

We believe that our cash, cash equivalents, available-for sale short-term investments, and funds available under our lines of credit will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of the principal amount of the Notes in the event that the Notes become convertible and the noteholders opt to exercise their right to convert. We may also seek to raise additional capital from these offerings or financings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine months ended March 31,
	2022	2021 (1)
Net cash provided by (used in):
Operating activities	$(7,619)	$(13,163)
Investing activities	$(1,075,897)	$(563,192)
Financing activities	$2,739,860	$1,356,043

(1) Excludes the results of Divvy and Invoice2go.

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

Net cash used in operating activities decreased to $7.6 million during the nine months ended March 31, 2022 from $13.2 million during the nine months ended March 31, 2021, due mainly to the increase in revenue and timing of the payments for costs of our services and operating expenses.

Net Cash Used in Investing Activities

Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, business acquisitions, capitalization of internal-use software, and purchases of property and equipment. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.

Our net cash used in investing activities increased to $1.1 billion during the nine months ended March 31, 2022 from $563.2 million during the nine months ended March 31, 2021 due primarily to the increase in purchases of corporate and customer fund short-term investments, payment to acquire Invoice2go, and increase in acquired card receivables; partially offset by the increase in proceeds from maturities of corporate and customer short-term investments.

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

Net cash provided by financing activities increased to $2.7 billion during the nine months ended March 31, 2022 from $1.4 billion during the nine months ended March 31, 2021 due primarily to the proceeds from the public offering of our common stock and increase in customer funds liability.

2027 Notes

On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027. The 2027 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

2025 Notes

On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025. The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price.

As of March 31, 2022, one of the conditions for early conversion of the 2025 Notes was triggered. Specifically, our common stock during the calendar quarter ended March 31, 2022 traded at a price greater than 130% of the initial conversion price of the 2025 Notes for more than 20 consecutive trading days. Pursuant to the terms of the 2025 Notes, the holders of the 2025 Notes have the right to convert their notes at their option at any time during the calendar quarter subsequent to March 31, 2022. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. As of March 31, 2022, we classified the net carrying amount of the 2025 Notes as a current liability. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Credit Agreements

Our credit agreements consisted of (i) Revolving Credit and Security Agreement (2021 Revolving Credit Agreement) and (ii) Warehouse Credit Agreement (2019 Credit Agreement, as amended, and together with the 2021 Revolving Credit Agreement, the Credit Agreements).

Our 2021 Revolving Credit Agreement has a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. The total outstanding borrowings from the Class A and Class B facilities, which bear interest at 2.75% and 10.25% per annum, respectively, plus LIBOR (subject to a floor rate of 0.25%), were $37.5 million and $10.0 million, respectively, as of March 31, 2022. Our 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to such agreement and the outstanding borrowings are payable on or before the maturity date.

Our 2019 Credit Agreement (as amended) has a total commitment of $60.0 million. The outstanding borrowings from the amended 2019 Credit Agreement, which bear interest at 6.0% per annum plus LIBOR (subject to a floor rate of 2.0%), amounted to $30.0 million as of March 31, 2022. The interest rate dropped to 4.5% per annum plus LIBOR (subject to a floor rate of 0.25%) beginning October 2021. Our 2019 amended Credit Agreement matures in January 2023 and the outstanding borrowings are payable on or before the maturity date.

The available funds under our Credit Agreements, after deducting our borrowings totaling $77.5 million, was $77.5 million as of March 31, 2022. For additional discussion about our Credit Agreements, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commitments

There were no material changes in our contractual obligations and other commitments from those disclosed in our Annual Report on Form 10-K for fiscal 2021 other than the transactions described below.

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

For additional discussion about our contractual commitments, refer to Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $41.0 million as of March 31, 2022 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of March 31, 2022.

Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of March 31, 2022.

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

Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers slightly increased to 0.18% during the three months ended March 31, 2022 compared to 0.17% during the same period in fiscal 2021, due partially to the increase in interest rates in March 2022. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 0.15% during the nine months ended March 31, 2022 compared to 0.31% during the same period in fiscal 2021, due primarily to the changes in the short-term interest rate environment during the past nine months.

Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income since we classify our marketable debt securities as available for sale. Our investments in marketable debt securities are generally held through maturity with minimal sales before maturity barring unforeseen circumstances, and thus unrealized gains or losses on fixed-income securities from market interest rate decreases or increases are not realized as the securities mature at par.

We are also exposed to interest-rate risk relating to borrowings from our credit agreements. As of March 31, 2022, our available funds under our credit agreements provide for a revolving credit facility of up to $77.5 million, after deducting our outstanding borrowings of $77.5 million. Because the interest rate on the borrowings is indexed to LIBOR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

We continually evaluate the credit quality of the securities in our portfolios. If a security holding is downgraded below our credit rating threshold or we otherwise believe the security’s payment performance may be compromised, we will evaluate the relevant risks, remaining time to maturity, amount of principal, as well as other factors, and we will make a determination of whether to continue to hold the security or promptly sell it.

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

Inflation Risk

We do not believe that inflation had a material effect on our cash flows and operating results during the three months ended March 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of a material weakness in internal controls over financial reporting identified as of June 30, 2021 that has not been remediated as of March 31, 2022. See Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for fiscal 2021. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

Except for the acquisition of Invoice2go as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On September 1, 2021, we completed the acquisition of Invoice2go. We are currently integrating Invoice2go into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at March 31, 2022 does not include Invoice2go.

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
•
We may not have the ability to raise funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes; and
•
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $86.7 million and $26.7 million during the three months ended March 31, 2022 and 2021, respectively, and $241.4 million and $56.9 million during the nine months ended March 31, 2022 and 2021, respectively. Our net loss during the three and nine months ended March 31, 2022 includes the results of operations of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy. As of March 31, 2022, we had an accumulated deficit of $459.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive new customer adoption, expand strategic partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions and transaction fees, on the one hand, and interest earned on customer funds that we hold in trust, on the other. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $166.9 million and $59.7 million during the three months ended March 31, 2022 and 2021, respectively, and $441.7 million and $160.0 million during the nine months ended March 31, 2022 and 2021, respectively. Our revenue for the three and nine months ended March 31, 2022 includes the revenue of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, our TPV was $55.1 billion and $35.0 billion during the three months ended March 31, 2022 and 2021, respectively, and our TPV was $158.3 billion and $98.6 billion during the nine months ended March 31, 2022 and 2021. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

Excluding Divvy spending businesses and Invoice2go subscribers, we had over 146,000 customers on our platform as of March 31, 2022. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, the TPV processed by our customers on our platform was $55.1 billion and $158.3 billion during the three and nine months ended March 31, 2022. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our strategic partners during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

We invest funds that we hold in trust for our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility such as that experienced in 2008, that may result from the COVID-19 or other pandemics or from high inflation, interest rates or recessionary environments. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations. We are also exposed to interest-rate risk relating to our investments of corporate cash in addition to customer fund assets.

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

•
fluctuations in demand for, or pricing of our platform;
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

Our relationships with our more than 5,500 accounting firm partners account for approximately 49% of our total customers as of March 31, 2022 and approximately 26% of our total revenue during the three months ended March 31, 2022. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

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

In order to support Divvy’s business model and the growth of Divvy’s business we must maintain a variety of funding arrangements, including warehouse facilities and purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our issuing banks participation interests in the accounts receivables ("Receivables") generated when Divvy spending businesses make purchases using our cards. We typically fund some portion of these Receivables purchases by borrowing under credit facilities with our finance partners, although we may also fund Receivables purchases using corporate cash. Typically, we immediately sell a portion of the Receivables we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our Receivables to a third-party institution pursuant to a purchase arrangement.

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

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding upon reassessing their exposure to our industry or in light of changes to general economic, market or liquidity conditions. In addition, because our borrowings under current and future financing facilities may bear interest based on floating rate interest rates, our interest costs may increase if market interest rates rise. Moreover, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms or at all.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), lending, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of states in which it conducts business and is contractually obligated to comply with Federal Deposit Insurance Corporation (FDIC) federal banking regulations, as well as Visa and MasterCard network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the FDIC, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Our subsidiary, Bill.com, LLC, has obtained licenses or made registrations, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., in the District of Columbia, the Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. In addition, the regulations applicable to our activity in Canada are enforced by FINTRAC and Quebec’s Autorite Des Marches Financiers (Financial Markets Authority). As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, regulators have identified violations and we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. Regulators and third-party auditors have also identified gaps in our anti-money laundering program. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

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

In addition, to execute our business strategy, we must attract and retain highly-qualified personnel. Competition for software developers, compliance and risk management personnel and other key employees in our industry and locations is intense and increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. We may also face increased competition for personnel from other companies which adopt approaches to remote work that differ from ours. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), approved by California voters in the November 2020, will significantly modify the CCPA, and may create new obligations for us beginning on January 1, 2022, with implementing regulations expected in the second half of 2022, and enforcement commencing July 1, 2023. Many aspects of the CCPA, the CPRA, and their interpretation remain unclear, and their full impact on our business and operations remains uncertain. The laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, several foreign countries and governmental bodies, including the European Union (EU) and the United Kingdom (UK), have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol (IP) addresses. Our current and prospective service offerings subject us to the EU's General Data Protection Regulation (GDPR), the UK GDPR, Australian and Canadian privacy laws and the privacy laws of many other foreign jurisdictions. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

For example, the GDPR and the UK GDPR impose stringent operational requirements for controllers and processors of personal data of individuals within the European Economic Area and the UK, respectively, and non-compliance can trigger robust regulatory enforcement and fines of up to the greater of €20 million or 4% of the annual global revenues. Among other requirements, these laws regulate transfers of personal data to third countries that have not been found to provide adequate protection to such personal data, including the United States. The efficacy and longevity of current transfer mechanisms between the EU or the UK and the United States remains uncertain. Violations of the GDPR or the UK GDPR may also lead to damages claims by data controllers and data subjects, in addition to civil litigation claims by data controllers, customers, and data subjects.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and it could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

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

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. State-sponsored cybersecurity attacks on the U.S. financial system or U.S. financial service providers could also have a material adverse effect on our business. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs, or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy, data protection, and information security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

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

Natural catastrophic events, pandemics, and man-made problems such as power-disruptions, computer viruses, data security breaches, war and terrorism may disrupt our business.

Natural disasters, pandemics such as COVID-19 other catastrophic events and man-made problems, such as terrorism, war or economic or trade sanctions related to war, may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California and in Draper, Utah and a smaller presence in Houston, Texas and Sydney, Australia, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

Although we currently only offer our payment and corporate card products to customers in the U.S. and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries. As we continue to expand internationally we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act and EU money laundering directives. As part of our compliance efforts, we scan our customers against OFAC and other watch lists. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.

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

As of March 31, 2022, we had $1.15 billion aggregate principal amount of the 2025 Notes outstanding due on December 1, 2025 and $575.0 million aggregate principal amount of the 2027 Notes outstanding due on April 1, 2027, as described in Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2027 Notes and 2025 Notes (collectively, the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the Indentures for the 2025 Notes and 2027 Notes, respectively) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or the Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.

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

Prior to the close of business on the business day immediately preceding September 1, 2025 and January 1, 2027, the holders of the 2025 Notes and 2027 Notes, respectively, may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Condition”). The Conversion Condition for the 2025 Notes was triggered as of March 31, 2022. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
•
other events or factors, including those resulting from war (such as the war in Ukraine), incidents of terrorism, or responses to these events;
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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 104,182,577 shares of our common stock outstanding as of March 31, 2022. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, there were 7,390,348 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of March 31, 2022. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on registration statements on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.1†	Confidential Severance Agreement and General Waiver and Release of all Claims					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

May 6, 2022	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 6, 2022	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)