Form 10-K
period 2022-06-30
Bill.com Holdings, Inc.
filed 2022-08-22
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
Commission File Number: 001-39149
___________________________________________
BILL.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	83-2661725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6220 America Center Drive, Suite 100, San Jose, CA	95022
(Address of principal executive offices)	(Zip Code)
(650) 621-7700
___________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2021, was approximately $24.7 billion.
The number of shares of registrant’s common stock outstanding as of August 12, 2022 was 104,840,348.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL.COM HOLDINGS, INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2022, 2021, and 2020 are referred to herein as fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses (including any components of the foregoing), and our ability to achieve, and maintain, future profitability;
•our business plan and our ability to effectively manage our growth;
•our market opportunity, including our total addressable market;
•our international expansion plans and ability to expand internationally;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•beliefs and objectives for future operations;
•our ability to further attract, retain, and expand our customer base;
•our ability to develop new products and services and bring them to market in a timely manner;
•the effects of seasonal trends on our results of operations;
•our expectations concerning relationships with third parties, including partners;
•our ability to maintain, protect, and enhance our intellectual property;
•the effects of increased competition in our markets and our ability to compete effectively;
•the COVID-19 pandemic, economic downturns, recession, inflation and supply chain shortages, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
•future acquisitions or investments in complementary companies, products, services, or technologies;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•economic and industry trends, projected growth, or trend analysis;
•our ability to attract and retain qualified talent;
•the increased expenses associated with being a public company; and
•the future market prices of our common stock.
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
In this Annual Report on Form 10-K, the words "we," "us," and "our" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, including Bill.com, LLC (Bill.com), DivvyPay, LLC (Divvy), Invoice2go, LLC (Invoice2go), and Cimrid Pty, Ltd (Cimrid), unless the context requires otherwise.

PART I
Item 1. BUSINESS
Overview
Our mission is to make it simple to connect and do business.
We are champions of small and midsize businesses (SMBs). As a leading provider of cloud-based software that simplifies, digitizes, and automates financial operations for SMBs, we create efficiencies and free our customers to run their businesses. Our vision is to become the leading one-stop solution that helps millions of businesses around the world manage their financial operations.
Bill.com's purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting systems, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers and payment processors, enabling our customers to access these mission-critical services quickly and easily. Divvy, a Bill.com company, provides products for businesses to build budgets, manage payments, and eliminate the need for expense reports.
As of June 30, 2022, over 157,000 Bill.com customers trusted the Bill.com platform to manage their financial workflows and process their payments, which totaled $219.1 billion in Total Payment Volume (TPV) during fiscal 2022. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our partners during a particular period. As of June 30, 2022, approximately 4.7 million Bill.com network members have paid or received funds electronically using our platform. We define network members as our customers plus their suppliers and clients. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics” for a detailed discussion of our business metrics.
Our Solution
Our platform automates the SMB back office and enables our customers to pay their suppliers and collect payments from their clients, in effect acting as a system of control for their accounts payable, accounts receivable and spend and expense management activities. As a result, our platform frees our customers from cumbersome legacy financial processes and provides the following key benefits:
•Automated and Efficient. Our AI-enabled platform helps our customers pay their bills efficiently and get paid faster. We provide tools that streamline the transaction lifecycle by automating data capture and entry, routing bills for approval, and detecting duplicate invoices.
•Integrated and Accurate. We provide an end-to-end platform that connects our customers to their suppliers and clients. Our platform integrates with accounting software, banks, card issuers, and payment processors, enabling our customers to access all of these mission-critical partners easily. Because we provide a comprehensive view, customers can more easily find inconsistencies and inaccuracies, and fix them quickly.
•Digital and Secure. We enable secure connections and storage of sensitive supplier and client information and documents, such as invoices and contracts, and make them accessible to authorized users on any device, from anywhere.
•Visible and Transparent. With our solutions, customers can easily view their transaction workflows, create budgets and manage spend, enabling them to gain deeper insight into their financial operations and manage their cash flows.

What Sets Us Apart
•Purpose-Built for SMBs. Our platform provides SMBs with core functionality and value-added services generally reserved for larger companies. Through our cloud-based desktop and mobile applications, SMBs can connect and do business from anywhere, any time.
•Diverse Distribution Channels. We leverage both direct and indirect channels - accounting firms, financial institution partners, and accounting software integrations - to efficiently go-to-market.
•Large and Growing Network. As accounts receivable customers issue invoices, and accounts payable customers pay bills, they connect to their clients and suppliers, driving a powerful network effect. This aids our customer acquisition efforts by increasing the number of businesses connected to our platform, which then become prospects.
•Large Data Asset. We have a large data asset as a result of processing millions of documents and billions of dollars in business payments annually for our customers. By leveraging our machine learning capabilities, we generate insights from this data that drive product innovation.
•Proprietary Risk Management Expertise. Leveraging our data, our proprietary risk engine has trained upon millions of business-to-business ACH, check, card, and wire transactions enabling us to keep our customers’ funds secure.
•Experienced Management Team and Vibrant Culture. Our management team has deep experience with SMBs, software-as-a-service companies, accounting firms, and financial institutions. We have built a unique culture that resonates with employees, as evidenced by our highly-competitive low attrition rates.
Our Platform
Our purpose-built platform leverages the fact that we can see both sides of a transaction and can easily connect both transaction parties and promote the rapid exchange of information and funds, with strong network effects and greater monetization opportunities as more customers adopt our platform. Our platform also expands the ability of our spend and expense management customers to budget for, monitor, and approve employee expenses across organizations of all sizes - all in real-time.
Accounts Payable Automation
Our accounts payable automation service streamlines the entire payables process, from the receipt of a bill, through the approvals workflow, to the payment and synchronization with the accounting system. Here are some highlights of our service:
•Visibility at a Glance – Through our platform, our customers gain a comprehensive view of their cash in-flows and outflows.
•Document Management – Bill.com automatically assigns a dedicated email address to each customer to provide to its suppliers. Suppliers use that email address to send invoices to the customer’s dedicated Bill.com inbox. Alternatively, scanned invoices can be uploaded directly through our application. Once uploaded, we store the bills securely, linking them to the associated supplier. With a single click, customers can use our search feature to scan documents quickly and resolve open questions. Our document management capabilities help our customers make payment decisions, answer supplier questions and provide support to accountants and auditors.
•Intelligent bill capture – We have automated the capture of data from bills by leveraging our proprietary AI capabilities. Incoming bills are machine-read, and critical data fields, including due date, amount, and supplier name, are prepopulated. The customer's Accounts Payable staff can review the result and make any adjustments required, and our platform routes the bill internally for approval.
•Digital workflows and approvals – Our platform speeds approval processes through policy-driven workflows. Much of this activity takes place while our customers are on-the-go: one of the top three uses of our mobile app is bill approvals. Our platform proactively suggests payment dates based upon a bill’s due date, helping customers avoid late payment penalty fees. Our customers assign each user a role: administrator, payor, approver, clerk, or accountant. Each role has its own entitlements to ensure appropriate checks and balances in the back office.
•Collaboration and engagement – Our platform promotes collaboration. Our in-app messaging capabilities make communications between our customers and their employees, vendors, and clients, easy. For example, Bill.com allows administrators and payors to remind approvers to act, or delegate payment authority when a key employee is unavailable. Our platform creates a clear audit trail that becomes invaluable in the event of an audit, or for tax compliance.
Accounts Receivable Automation
Our accounts receivable service automates the entire process, from the creation of an invoice and delivery to the client, to funds collection and synchronization back to the accounting system. Here are some highlights of this service:
•Easy invoicing – Using a simple template, customers can easily create electronic invoices on our platform and insert their own logos to customize them. If required, our platform also enables the printing and mailing of paper invoices. Many accounts receivable customers take advantage of our recurring invoice feature.
•Digital workflows and visibility – Our platform automates and simplifies electronic invoice creation, delivery, and collection of funds. Using our progress bar, customers have complete visibility into the accounts receivable process. When both trading partners are in the network, our customer can see when their invoices are delivered, opened, authorized to be paid and when payment was received. Invoices and supporting documents like contracts are readily accessible and notes can be entered for future reference.
•Collaboration and engagement – To make paying an invoice easy, we offer a customizable, branded client payment portal. Clients receive a link to an electronic invoice accessible on the Bill.com site. From this portal, the client can make a payment via ACH or credit card within seconds. In a May 2021 customer survey that we conducted, more than half (or 66% of respondents) reported that using our platform allows them to get paid at least twice as fast compared to other accounts receivable methods. For reference purposes, the client has ongoing access to bills and associated payments within the portal. Just like our accounts payable service, our in-app collaboration tools make communications between the accounts receivable customer and its clients easy and trackable.
Spend and Expense Management
With Divvy, spending businesses gain robust spend and expense management tools, helping them spend smarter. Divvy provides businesses full visibility into their spend, by issuing every employee their own Divvy card. Every card provides access to credit lines originated through our card issuing partner banks and is linked to proactive spend controls: managers control their budgets by team through the assignment of individual permissions. Employees can request funds from their phones, and budget owners or admins can approve or deny spend requests on-the-go from a push notification to their phone.

Spending businesses can leverage a single, centralized budget or opt for a more sophisticated scenario, where budgets are established by department, team, or project. Rather than building a business budgeting strategy using outdated numbers in a static spreadsheet, Divvy’s budgeting software syncs automatically with the employee's Mastercard or Visa cards, while also facilitating reimbursements and vendor spend. With Divvy’s intuitive web and mobile applications, budget owners can drill down into spending by department, team, project, or individual. Whether on-the-go or in the office, an SMB can view up-to-date spend against budgets, so they always know where they stand.
We market Divvy cards to potential spending businesses and issue business-purpose charge cards through our partnerships with card issuing banks (Issuing Banks). When a business applies for a Divvy card, we utilize, on behalf of the card Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a Divvy card pursuant to our credit policies. Once approved for a Divvy card, the spending business is provided a credit limit and can use the Divvy software to request virtual cards or physical cards.
Payment Services
Our suite of comprehensive payment services includes:
•ACH Payments – We enable ACH transactions for both disbursements and collections. Our network makes it simple to make the switch from paper checks.
•Card Payments – Through a third party, we offer accounts receivable customers the convenience of accepting credit and debit card payments. In addition, we enable our accounts payable customers to make virtual card payments. Virtual cards enable faster payments to suppliers along with the data needed to easily match incoming payments with open receivables. Through card issuing partners, Divvy provides both physical and virtual Mastercard and Visa debit and credit cards to companies that enroll in its business spend and expense management program.
•Real-time Payments (RTP) – Through The Clearing House’s RTP® network, a real-time payments platform, we disburse funds rapidly to meet urgent customer funding needs. We also facilitate near real-time payments to customers’ debit cards via a service offered with a partner.
•Checks – We issue checks if our customer prefers or is contractually obligated to pay via this method. By design, we protect our SMB customers against check fraud by never disclosing their bank account details to a supplier and by reviewing every check presented against a check issue file to detect and prevent check fraud.
•Cross-Border Payments – We simplify cross-border disbursements by facilitating electronic funds transfers around the world with our International Payments service. Payments can be issued in either U.S. or foreign currency, and our platform synchronizes with customers’ accounting software for a consolidated view of domestic and international outflows. We offer our U.S.-based customers the ability to disburse funds to over 130 countries worldwide.
Value-Added Services
•Two-Way Sync with Leading Accounting Systems – Our platform automatically synchronizes customers, suppliers, general ledger accounts, and transactions with an SMB’s accounting system to automate reconciliation. We are integrated with several of the most popular business accounting software applications, including QuickBooks, Oracle NetSuite, Sage Intacct, Xero, Microsoft Dynamics 365 Business Central, and Microsoft Dynamics GP. Our two-way synchronization capabilities virtually eliminate double data-entry, as our platform and the customer’s accounting software continuously keep each other updated. Customers who use other types of systems use our advanced file import/export capabilities to minimize data entry activities.
•Purchase Order (PO) Matching – We sync POs directly from accounting software systems, including Oracle NetSuite, Sage Intacct, and Microsoft Dynamics Great Plains into our platform. Users can compare POs and invoices on one screen, then route bills for approval and payment seamlessly in the same workflow. This eliminates the need to switch between systems for two-way matching and reduces the back-and-forth communication between PO creators and AP managers.
•Frequent Status Updates – We provide timely status updates of financial inflows and outflows by providing timely status of all transactions on a regular basis. Through our workflow progress bars on each page, our customers can see who has approved an invoice and what approvals remain, the status of each payment, and the date transactions are expected to clear.
•Treasury Services – Our platform integrates advanced treasury services tools that are normally either not offered to or are costly for SMBs. Examples include:
◦the positive pay feature we employ to ensure only authorized payment transactions are processed;

◦a streamlined void and reissue function when an in-process payment needs to be cancelled; and
◦the cleared check images we make available to enable our customers to confirm payment receipt and facilitate research.
•Custom User Roles – Our platform enables customers to define custom user roles. These roles can be used to expand or limit each user’s access to the platform and core financial operations functions. For example, a customer can temporarily enable its auditors or tax preparers to access our platform using a custom role that allows them to view source documents in support of the services they are providing, but not have access to other confidential documents or information.
•Document Discovery – With our advanced document management capabilities, a customer can easily search for an uploaded document and search its data elements, regardless of how old it is, or how long it has been in our system. Our customers utilize this feature when deciding whether to pay a given bill, re-issue an invoice, or determine who authorized a certain payment.
•Integrated, Robust Mobile Functionality - Our mobile-native apps, available in both iOS and Android, are easy to adopt and use. Through our apps, our customers can manage their transaction workflows, send an invoice, make payments on-the-go and manage spend.
Partner Integrations
We provide our financial institution partners a technology platform that enables a white-label integration with their existing business banking services. We deliver single sign-on, multi-factor authentication, integrated provisioning and entitlement of new accounts, as well as integration with required compliance systems. Transactions are synchronized automatically between the financial institution’s platform and ours, keeping the customer’s view current and consistent.
In addition to our white-labeled solution, we support a broad range of partners and customers with our platform application programming interfaces (APIs). These APIs allow our partners to integrate our platform seamlessly into their solutions, create web or mobile apps that integrate with ours, or leverage our payments capabilities. Through our APIs, developers can:
•interact with business entities, like suppliers and clients;
•obtain summary-level reports, such as payables and receivables reports; and
•interact with accounting details, such as the general ledger codes of the chart of accounts.
Our Unique Data Asset
Bill.com's total payment volume and number of documents processed for our customers provides us with a unique data asset. This asset has allowed us to build powerful artificial intelligence capabilities. The data provides a view into customer transactions and operational status of various payment processes, which enables us to effectively manage risk exposure. Our system continues to learn with each document processed and payment made. This virtuous cycle of learning powers a network effect that facilitates customer satisfaction, offers intelligent insights, improves trust and safety, and will fuel further growth.
Our Network
Through our AI-enabled platform, our customers can easily connect with existing network members. The benefit of being in the network is simple: customers connect with others to pay and be paid electronically, freeing them from the need to solicit or share bank account and routing numbers with each trading partner individually. The process of adding bank account details to our platform is easy and secure. For example, when a supplier of an accounts payable customer receives an invitation to join our network, the supplier can accept and securely share their bank account details once with Bill.com. From that point onward, all payments to that supplier will be electronic.
Once in the network, other Bill.com customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses has allowed us to build a robust and growing business-to-business payments directory, which includes approximately 4.7 million Bill.com network members as of June 30, 2022. We define network members as our customers plus their suppliers and clients, who pay and receive funds electronically via our platform. These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem.
Payment and Risk Management Services
Our payments engine powers our payment services. Through dedicated connections with banks and payment processors, we issue checks, initiate card-based transactions, originate ACH-based payments, and execute wire transfers. Our payments engine handles all aspects of payment file transfers, exception file handling, and required payment status reporting. We have redundancy across our core payment methods such that if there is an outage with one payment processor, we can direct payments to an alternative provider.
Through our risk engine, we use both proprietary and third-party tools to assess, detect, and mitigate financial risk associated with the payment volume that we process. Throughout the transaction lifecycle, we monitor data and payments to ensure that we are safeguarding our customers, their suppliers and clients, and our company. When a bank account is added to the platform, we validate that the bank account is held at a U.S.-domiciled financial institution, is associated with the organization adding the account, and is in good standing.
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
This risk management process gets progressively more insightful as our data set gets larger and our AI-enabled risk engine gets smarter. This is an advantage that we expect to continue to grow over time. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our TPV, fraud and credit loss rates for our Bill.com based payment services were nominal, less than one basis point for each of fiscal 2022, 2021 and 2020. As a percentage of total card payment volume transacted by spending businesses that use Divvy cards, fraud and credit loss rate was approximately 37 basis points for fiscal 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics” for a detailed discussion of our business metrics.
Security, Privacy, and Data Protection
Trust is important for our relationship with customers and partners, and we take significant measures designed to protect their privacy and the data that they provide to us. Keeping our customers’ data safe and secure is a high priority. Our approach to security includes data governance as well as ongoing testing for potential security issues.
We have robust access controls in our production environment with access to data strictly assigned, monitored, and audited. To ensure our controls remain up-to-date, we undergo continuous external testing for vulnerabilities within our software architecture. These efforts have enabled us to certify our platform to SOC1 Type II, SOC2 Type II, and SOC3 standards. Our security program is aligned to the NIST-800-53 standards and is regularly audited and assessed by third parties as well as our partners.
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
Competition
Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises; to providers of point solutions that focus exclusively on one of the many aspects of our business: document management, workflow management, accounts payable solutions, spend and expense management, card issuance, or accounts receivable solutions; to companies that offer industry-specific payment solutions.
We differentiate ourselves from our competitors by offering a financial back-office solution that handles all of these core cash flow activities end-to-end. Our extensive investment in building a fully-integrated two-way sync with popular accounting software providers is well-regarded in the industry. With respect to the domestic payments that comprise the bulk of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine. We manage the associated financial risk of processing billions in total payment volume through our proprietary risk models and rules.
We believe that the key competitive factors in our market include:
•Product features, quality, and functionality;
•Data asset size and ability to leverage artificial intelligence
•Ease of deployment;
•Ease of integration with leading accounting and banking technology infrastructures;
•Ability to automate processes;
•Cloud-based delivery architecture;
•Advanced security and control features;
•Regulatory compliance leadership, as evidenced by having been granted money transmitter licenses in all required U.S. jurisdictions and in Canada;
•Brand recognition; and
•Pricing and total cost of ownership.
We compare favorably with our competitors on the basis of these factors. We expect the market for SMB back-office financial software and business-to-business payment solutions to continue to evolve and grow, as greater numbers of SMBs and larger businesses digitize their back offices. We believe that we are well-positioned to help them.
Research & Development
We invest substantial time, energy, and resources to ensure we have a deep understanding of our customers’ needs, and we continually innovate to deliver value-added products and services. Our technology organization consists of engineering, product, and design teams. These teams are responsible for the design, development, and testing of our applications. We focus our efforts on developing new functionality and further enhancing the usability, reliability, and performance of existing applications.
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
As part of our marketing efforts for our spend and expense management solution, we offer a card rewards program to drive card adoption, incent card usage, and drive card loyalty with spending businesses. Under the card rewards program, spending businesses can earn rewards based on transaction volume on the cards issued to them and can redeem those rewards mainly for cash, travel, and gift cards.
Customer Success
SMBs have unique needs and customer support contact expectations. With more than a decade of experience supporting our product, our customer success team has a deep understanding of their needs and has developed our support model accordingly. We recognize and understand patterns that our customers may not, because we see the aggregate – millions of transactions per month. We use what we learn to continuously improve the platform and the customer experience. We provide onboarding implementation support, as well as ongoing support and training. We periodically contact our customers to discuss their utilization of our platform, highlight additional features that may interest them, and identify any additional tools that may be needed.
Regulatory Environment
We operate in a rapidly-evolving regulatory environment.
Payments and Banking Regulation
In order to conduct the payment services we offer we are required to be licensed to offer money transmission services in most U.S. states. We have procured and maintained money transmitter licenses in 50 U.S. jurisdictions and actively work to comply with new license requirements as they arise. We are also registered as a Money Services Business with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (FinCEN). These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, minimum capital requirements, limitations on the investment of customer funds, and regulatory examinations by state and federal regulatory agencies.
We also hold a Foreign Money Services Business (FMSB) license in Canada that is administered by The Financial Transactions and Reports Analysis Centre of Canada (FINTRAC) and a Money Services Business License administered by Quebec's Autorité Des Marchés Financiers (Financial Markets Authority). Global Affairs Canada and Canada's Department of Public Safety administer Canadian sanctions programs and oversee our compliance with these regulations.
We are contractually obligated to comply with Federal Deposit Insurance Corporation (FDIC) federal banking regulations, as well as with Visa and MasterCard rules, as a card program manager for the card program management banks (CPMB) for our card product offerings. As a card program manager for the CPMBs, we have implemented compliance programs designed to ensure we are in compliance with applicable banking regulations and the Visa and MasterCard network rules. The CPMBs oversee our compliance program and conduct periodic audits to ensure compliance with applicable regulations and rules. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act in our capacity as program manager to the CPMBs for our card product offerings.

In addition, we are subject to FDIC oversight through the provision of FDIC insured business deposit accounts provided by a regulated bank in relation to certain Invoice2Go products.
We maintain loan brokering and servicing licenses in a number of U.S. states in which Divvy's spend and expense management activity requires such licenses, and actively work to comply with new license requirements as they arise.
Our services utilize ACH transfers and require compliance with National Automated Clearing House Association rules.
In the future, we may decide to procure state lending licenses to support future product initiatives.
Anti-money Laundering, Counter-terrorist Financing, and Sanctions.
As a Money Services Business and a licensed money transmitter we are subject to U.S. anti-money laundering (AML) laws and regulations, including under the Bank Secrecy Act (BSA) and similar U.S. state laws and regulations, and as a Foreign Money Service Business in Canada we are subject to various AML laws and regulations in Canada. In addition, we are required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC), as well as similar requirements in other jurisdictions, including, among others, the Canadian Proceeds of Crime and Terrorist Financing Act and the Australian Sanctions Regime. We have implemented an AML and sanctions compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Where we rely on partners for payment services, our partners have implemented AML and sanctions compliance programs. These compliance programs include policies, procedures, reporting protocols, and internal controls designed to address these legal and regulatory requirements and to assist in managing the risk associated with money laundering. Our United States (U.S.) compliance program includes the designation of a BSA compliance officer to oversee the program. These programs are also designed to manage terrorist financing risks and to comply with sanctions requirements to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, including those on designated lists promulgated by OFAC and relevant foreign authorities.
Data Protection and Information Security
We receive, store, process, and use a wide variety of personal, business and financial information from prospective customers, customers, their vendors, and other users on our platform, as well as personal information about our employees and service providers. Our handling of this data is subject to a variety of laws and regulations. In the U.S. we are subject to privacy and information safeguarding requirements under the Graham Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act. Additionally, the U.S. Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. We are also subject to foreign laws and regulation governing the handling of personal data, including the European Union's General Data Protection Regulation (GDPR), the United Kingdom's GDPR, Australian and Canadian privacy laws and the privacy laws of other foreign jurisdictions.
Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities regularly consider new legislative and regulatory proposals and interpretive guidelines that may contain privacy and data protection obligations. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are often uncertain and in a state of flux.
Anti-corruption
We are subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other anti-corruption laws in the foreign jurisdictions in which we operate, including, among others, Australia's anti-bribery laws, the Canadian Criminal Code and the Canadian Corruption of Foreign Public Officials Act. Anti-corruption laws generally prohibit offering, promising, giving, accepting, or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.
Additional Regulatory Developments
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
Human Capital
Our Culture and Employees
We are a people-centric company and actively develop and nurture a positive relationship with our employees. Our culture centers on our company values:
•Humble – No ego;
•Fun – Celebrate the moments;
•Authentic – We are who we are;
•Passionate – Love what you do; and
•Dedicated – To each other and the customer
Our values are core to who we are and who we hire, guide how we operate, define how we treat each other every day and ultimately make our teams strong cohesive units. We believe our culture enables us to attract and retain exceptional talent.
As of June 30, 2022, we had a total of 2,269 employees across three offices in the U.S.: San Jose, CA, Houston, TX, and Draper, UT; one office in Sydney, Australia; and others working remotely. We also employ individuals on a temporary basis and use the services of contractors as necessary. None of our employees are represented by a labor union in connection with their employment.
We have recruiting and hiring practices that meet business hiring needs while maintaining a high bar for talent. We leverage data and analytics to align the recruiting function to business growth and revenue drivers. Our recruiting function was built to quickly scale with increased growth and expansion. Recruiting champions drive inclusive and equitable practices to engage, attract, and hire diverse talent. We provide two key talent management programs to develop our leaders and high potential employees to be their best. We also provide a rigorous program for new people managers. In addition, each year we provide a curriculum of study, linked to business needs, leveraging external learning platforms. The curriculum offers coursework in inclusivity, resiliency and decision-making. We foster a performance and continuous feedback culture including a bi-annual formal feedback cadence in addition to engaging our employees regularly to hear and take action on their sentiment. We have built a unique culture that resonates with employees, as evidenced by our highly-competitive, low attrition rates.
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
Diversity, Equity and Inclusion
We are building a diverse workforce, promoting equity in our practices and creating inclusive employee communities that encourage employee growth. Our mission is to build a company that fosters an equitable approach to hiring, career development, compensation, and career growth, where inclusivity, authenticity, and action matter. We also continuously cultivate a sense of inclusion and social responsibility.
In addition to these internal efforts to support employees from diverse backgrounds, we focus outward as well. For example, we fund and support the African Diaspora Network's ABLE Program to develop and launch programs that prepare the next generation of Black entrepreneurs. Between our internal and external efforts, more than 200 executives and employees actively participate in events, employee resource groups, sponsorships and other activities in support of Diversity, Equity and Inclusion.
Total Rewards
We are committed to providing a fair and equitable compensation and benefits program that supports our diverse workforce. We provide competitive pay and benefits to attract and retain talent, including offering market-competitive base salary, bi-annual bonuses and sales commissions, and equity. We offer employees equity at the time of hire and through annual equity refresh grants, and provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in our long-term success. We routinely run analyses to ensure compensation is fair, considering compensable factors that can impact pay, such as role, level, experience, location, and performance. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package, including our medical, dental and vision insurance, and life and income protection plans. In addition, we provide uncapped time off, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. In offering these benefit plans, our intent is to provide a level of benefits that are comparable to those offered by similar companies.
Employee Wellness/COVID-19 Response
In response to the COVID-19 pandemic, we instituted several programs and precautionary measures in support of employee well-being and to protect the health and safety of our workforce, our customers and the communities in which we participate. For example, in March 2020, we closed our corporate headquarters in California and our office in Texas, implemented full-time work from home for our entire workforce and eliminated non-essential travel. We regularly surveyed our team members through our employee survey tool to best understand their needs. Based on survey results, we established no-meetings Wednesday afternoons, instituted a remote work program, provided several wellness days, gave employees a home office stipend, provided additional mental health resources, and options for social connections and vaccination support. We continue to monitor federal, state and local regulatory pronouncements and COVID-19 infection statistics and have begun to reopen our offices in phases, depending on location. In connection with our office re-openings we have instituted numerous social distancing measures to ensure the safety of our employees. As of June 30, 2022, a significant number of our employees continued to work in a remote capacity while we find ways to return to the office safely and with the right flexibility.
ESG Management
We are committed to creating a more inclusive workplace while adhering to our core values. Our environmental, social, and governance (ESG) management prioritizes social innovation, employees, culture and responsible business practices, and our business model, which helps SMBs automate financial operations and reduce paper consumption, naturally aligns to principles of environmental sustainability. We believe that our approach to conducting business responsibly helps us create value for all of our stakeholders. We take this commitment seriously and endeavor to provide transparent disclosures on the progress of this work through both our internal and external communications.

Intellectual Property
We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.
As of June 30, 2022, in the U.S., we had nineteen issued patents that expire between 2028 and 2040, and six pending patent applications along with two pending international patent applications. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of June 30, 2022, in the U.S. we had three trademark registrations covering the “Bill.com” logo and two trademark registrations related to the “Divvy” name, along with three additional trademark registrations filed by Divvy. We also own a U.S. trademark registration for the name Invoice2Go and the Invoice2Go logo, along with a registration in Canada for the logo, and an application to register the mark GETGO, also in Canada. We own one registration in Australia for the Invoice2Go logo along with an application to register GETGO. In addition, we own three International Registrations for the marks GETGO, Invoice2Go and the Invoice2Go logo, with protection extended to multiple countries, primarily in Europe. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective. We also own several domain names, including www.bill.com, www.getdivvy.com and www.invoice2go.com.
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
From time to time, we also incorporate certain intellectual property licensed from third parties, including under certain open source licenses. Even if any such third-party technology was not available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed.
For additional information about our intellectual property and associated risks, see the section titled “Risk Factors—Risks Related to our Business and Industry.”
Available Information
Our internet address is www.bill.com. We make available free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We have used, and intend to continue to use, our website, investor relations website (accessible via our website), and social media accounts, including our Twitter account (@billcom) and our Facebook account (@billcom), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
Summary of Risk Factors
Some of the material risks that we face include:
•We have a history of operating losses and may not achieve or sustain profitability in the future;
•Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively;
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our operating results, our stock price and the value of your investment could decline;
•If we are unable to attract new customers or convert trial customers into paying customers, our revenue growth and operating results will be adversely affected;
•If we are unable to retain our current customers, increase customer adoption of our products, sell additional services to them, or develop and launch new payment products, our revenue growth will be adversely affected;
•We are exposed to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their Divvy cards and in relation to several other product offerings;
•Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business;
•A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn;
•The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed;
•We transfer large sums of customer funds daily, and are subject to numerous associated risks, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which could harm our business and financial results;
•Our business depends, in part, on our relationships with accounting firms;
•Our business depends, in part, on our partnerships with financial institutions;
•We are subject to numerous risks related to partner banks and financing arrangements with respect to our Divvy solution;
•Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business;
•Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition;

•Our debt service obligations, including the Notes, may adversely affect our financial condition and results of operations;
•We may not have the ability to raise funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes; and
•The market for our common stock has been, and will likely continue to be, volatile and the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.
Risks Related to Our Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $326.4 million, $98.7 million and $31.1 million for fiscal 2022, 2021 and 2020, respectively. Our net loss for fiscal 2022 includes the results of operations of Invoice2go from the date of acquisition on September 1, 2022 and of Divvy. Our net loss for fiscal 2021 includes the results of operations of Divvy from the date of acquisition on June 1, 2021. As of June 30, 2022, we had an accumulated deficit of $544.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion, and to continue hiring across all functions to accomplish these objectives. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on customer funds that we hold for the benefit our customers, respectively. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our corporate charge cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. We also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $642.0 million, $238.3 million and $157.6 million during fiscal 2022, 2021 and 2020, respectively. Our revenue for fiscal 2022 includes the revenue of Invoice2go from the date of acquisition on September 1, 2021 and of Divvy for the full fiscal year. Our revenue for fiscal 2021 includes the revenue of Divvy from the date of acquisition on June 1, 2021. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, our TPV was $219.1 billion, $140.3 billion and $96.5 billion during fiscal 2022, 2021 and 2020, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•price our platform effectively to attract new customers and increase sales to our existing customers;
•expand the functionality and scope of the products we offer on our platform;
•maintain the rates at which customers subscribe to and continue to use our platform;
•maintain payment volume;
•generate interest income on customer funds that we hold in trust;
•provide our customers with high-quality customer support that meets their needs;
•introduce our products to new markets outside of the U.S.;
•serve SMBs across a wide cross-section of industries;
•expand our target market beyond SMBs;
•manage the effects of the COVID-19 pandemic on our business and operations;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand and successfully compete with other companies.
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
In addition, we expect to continue to expend substantial financial and other resources on:
•sales, marketing and customer success, including an expansion of our sales organization and new customer success initiatives;
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•product development, including investments in our product development team and the development of new products and new functionality for our AI-enabled platform;
•acquisitions or strategic investments;
•international expansion;
•regulatory compliance and risk management; and
•general administration, including increased legal and accounting expenses associated with being a public company.
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
•fluctuations in demand for, or pricing of our platform;
•our ability to attract new customers;
•our ability to retain and grow engagement with our existing customers;
•our ability to expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or identify and attract new partners;
•customer expansion rates;
•changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•the impact of the COVID-19 pandemic on our employees, customers, partners, vendors, results of operations, liquidity and financial condition, including as a result of supply chain disruptions and labor shortages;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
•the development or introduction of new platforms or services that are easier to use or more advanced than our current suite of services, especially related to the application of artificial intelligence-based services;
•our failure to adapt to new forms of payment that become widely accepted;
•the adoption or retention of more entrenched or rival services in the international markets where we compete;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training, and integrating new employees, and retaining and motivating existing employees;
•fluctuation in market interest rates, which impacts interest earned on funds held for customers;
•the effects of acquisitions and their integration, including impairment of goodwill;
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as high inflation, high interest rate and recessionary environments, as well as economic conditions specifically affecting industries in which our customers participate;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market;
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and
•awareness of our brand and our reputation in our target markets.

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
If we are unable to attract new customers or convert trial customers into paying customers or if our efforts to promote our charge card usage through marketing, promotion, and spending business rewards, our revenue growth and operating results will be adversely affected.
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
We rely upon our marketing strategy of offering risk-free trials of our platform and other digital marketing strategies to generate sales opportunities. Many of our customers start a risk-free trial of our service. Converting these trial customers to paid customers often requires extensive follow-up and engagement. Many prospective customers never convert from the trial version of a product to a paid version of a product. Further, we often depend on the ability of individuals within an organization who initiate the trial versions of our products to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected. In addition, it may be necessary to engage in more sophisticated and costly sales and marketing efforts in order to attract new customers, and changes in privacy laws and third party practices may make adding new customers more expensive or difficult. As a result of these and other factors, we may be unable to attract new customers or our related expenses may increase, which would have an adverse effect on our business, revenue, gross margins, and operating results.
In addition, revenue growth from our charge card products is dependent on increasing business spending on our cards. We have been investing in a number of growth initiatives, including to capture a greater share of spending businesses’ total spend, but there can be no assurance that such investments will be effective. In addition, if we develop new products or offerings that attract spending businesses looking for short-term incentives rather than displaying long-term loyalty, attrition and costs could increase. Expanding our service offerings, adding acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements and could dilute our brand. In addition, we offer rewards to spending businesses based on their usage of charge cards. Redemptions of rewards present significant associated expenses for our business. We operate in a highly competitive environment and may need to increase the rewards that we offer or provide other incentives to spending businesses in order to grow our business. Any significant change in, or failure by management to reasonably estimate, such costs could adversely affect or harm our business, operating results, and financial condition.
If we are unable to retain our current customers, increase customer adoption of our products, sell additional services to them, or develop and launch new payment products, our revenue growth will be adversely affected.
To date, a significant portion of our growth has been attributable to customer adoption of new and existing payment products. To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by incentivizing them to pay for additional services and driving adoption of new and existing payment products, including ad valorem products. Our ability to retain our customers, drive adoption and increase usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, customer reaction to changes in the pricing of our products, general economic conditions or the other risks described in this Annual Report on Form 10-K. Our ability to sell additional services or increase customer adoption of new or existing products may require more sophisticated and costly sales and marketing efforts, especially for our larger customers. If we are unable to retain existing customers or increase the usage of our platform by them, it would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with customers and accounting firms primarily consist of open-ended arrangements that can be terminated by either party without penalty at any time. Our customers have no obligation to renew their subscriptions to our platform after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including customer spending levels, customer satisfaction with our platform, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. In addition, our customers, most of which are SMBs, may be particularly vulnerable to changes in general economic conditions, such as economic recessions. If our customers do not renew their subscriptions, or if they reduce their usage of our platform, our revenue and other operating results will decline and our business will suffer. Moreover, if our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
Our Divvy card exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their Divvy cards. Certain of our other current and future product offerings may also subject us to credit risk.
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
For a substantial majority of extensions of credit to Divvy spending businesses facilitated through our platform, we purchase from our Issuing Banks participation interests in the accounts receivables generated when Divvy spending businesses make purchases using Divvy cards and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among Divvy spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, a decline in economic conditions, such as a recession, high inflation or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. We do not file UCC liens or take other security interests on Divvy card balances, which significantly reduces our ability to collect amounts outstanding to spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
Moreover, the funding model for our Divvy card product relies on a variety of funding arrangements, including warehouse facilities and purchase arrangements, with a variety of funding sources. Any significant underperformance of the participation interests we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.
Several of our other product offerings in connection with which we advance funds to our customers or vendors of our customers based on credit and risk profiling before we receive the funds on their behalf, such as our Instant Transfer feature and our current and prospective working capital loan products, also expose us to credit risks. Although these offerings are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness would expose us to many of the credit risks described above and could harm our business, operating results, and financial condition.
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.
We offer software that digitizes and automates financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud and stolen cards or card account numbers. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees or third-parties. In addition, our customers or spending businesses may suffer losses from acts of financial fraud by third parties posing as our Company through account takeover, credential harvesting, use of stolen identities and various other techniques, which could harm our reputation or prompt us to reimburse our customers for such losses in order to maintain customer and spending business relationships.
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
Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our platform evolve, we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses.
Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability and governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party partners.
A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

A significant portion of our revenue comes from SMBs. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, supply chain shortages, the COVID-19 pandemic, and catastrophic events than larger, more established businesses, as SMBs typically have fewer financial resources than larger entities. If any of these conditions occur, they may have a disproportionate negative impact on SMBs and as a result the overall demand for our products and services could be materially and adversely affected.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
The market for cloud-based software that automates the financial back-office is fragmented, competitive, and constantly evolving. Our competitors range from large entities that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segment and develop and offer products that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers, spending business or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
We compete on several factors, including:
•product features, quality, and functionality;
•data asset size and ability to leverage artificial intelligence to grow faster and smarter;
•ease of deployment;
•ease of integration with leading accounting and banking technology infrastructures;
•ability to automate processes;
•cloud-based delivery architecture;
•advanced security and control features;
•regulatory compliance leadership, as evidenced by money transmitter licenses in all required U.S. and Canadian jurisdictions;
•brand recognition; and
•pricing and total cost of ownership.
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
We transfer large sums of customer funds daily, and are subject to numerous associated risks which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.
Excluding Divvy spending businesses and Invoice2go subscribers, we had over 157,000 customers on our platform as of June 30, 2022. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, the TPV processed by our customers on our platform was $219.1 billion, $140.3 billion and $96.5 billion during fiscal 2022, 2021, and 2020, respectively. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our financial institution partners during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, spend and expense management and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.
Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud-based software for complex back-office financial operations, the occurrence of any credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with financial institution partners and accountants, each of which could result in:
•loss of customers;
•lost or delayed market acceptance and sales of our platform;
•legal claims against us, including warranty and service level agreement claims;
•regulatory enforcement action; or
•diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs.
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
We, our partners, our customers, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business.
We, our partners, our customers, and the third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers and their transactions, as well as other data of the counterparties to their payments. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.
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
In addition, our financial institution partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with certain partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, as the current COVID-19 pandemic continues to result in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We have heightened monitoring in the face of such risks, but cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.
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
Customer funds that we hold for the benefit of our customers are subject to market, interest rate, foreign exchange, and liquidity risks, as well as general political and economic conditions. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations.
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility such as that experienced in 2008 and 2022, that may result from the COVID-19 or other pandemics, from high inflation, high interest rate or recessionary environments or from war (such as the war in Ukraine). As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations. In addition to the risks related to customer funds, we are also exposed to interest-rate risk relating to our investments of the Company's corporate cash.
We are licensed as a money transmitter in all required U.S. states and registered as a Money Services Business with the U.S. Treasury's Financial Crimes Enforcement Network (FinCEN). In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulators in each jurisdiction, equal to at least 100% of the aggregate amount of all customer balances. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we will need to scale these associated internal controls. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to accurately manage our customer funds and the assets underlying our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines, possibly including the loss of our state money transmitter licenses, which would materially harm our business.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 6,000 firm partners account for approximately 48% of our total customers (excluding spending businesses that used our Divvy spend and expense management products, and Invoice2go subscribers) as of June 30, 2022 and approximately 27% of our consolidated revenue during fiscal 2022. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
Our business depends, in part, on our business relationships with financial institutions.
We enter into partnering relationships with financial institutions pursuant to which they offer our services to their customers. These relationships involve risks that may not be present or that are present to a lesser extent with sales to our direct SMB customers. Launching a product offering with our financial institution partners entails integrating our platform with our partners’ websites and apps, which requires significant engineering resources and time to design, deploy and maintain, and requires developing associated sales and marketing strategies and programs. With financial institution partners, the decision to roll out our product offering typically requires several levels of management and technical personnel approval by our partners and is frequently subject to budget constraints. Delays in decision making, unplanned budget constraints or changes in our partners’ business, business priorities or internal resource allocations may result in significant delays to the deployment of our platform and its availability to their customers. Significant delays in the deployment of our platform to our partners’ customers could cause us to incur significant expenditures for platform integration and product launch without generating anticipated revenue in the same period or at all and could adversely impact our results of operations. In addition, once we have successfully launched a product offering with a financial institution partner, lower than anticipated customer adoption or unanticipated ongoing system integration costs could result in lower than anticipated profit margins, which could have an adverse impact on our business, financial position and operating results Moreover, if our partners or their customers experience problems with the operation of our platform, such as service outages or interruptions or security breaches or incidents, our relationship with the partner and our reputation could be harmed and our results of operations may suffer.
We may not be able to attract new financial institution partners if our potential partners favor our competitors’ products or services over our platform or choose to compete with our products directly. Further, many of our existing financial institution partners have greater resources than we do and could choose to develop their own solutions to replace ours. Moreover, certain financial institutions may elect to focus on other market segments and decide to terminate their SMB-focused services. If we are unsuccessful in establishing, growing, or maintaining our relationships with financial institution partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.
We are subject to oversight by our financial institution partners and they conduct audits of our operations, information security controls, and compliance controls. To the extent an audit were to identify material gaps or evidence of noncompliance in our operations or controls it could violate contractual terms with the financial institution partner, which could materially and adversely impact our commercial relationships with that partner.
Our spend and expense management products are dependent on our relationship with our Issuing Banks, Cross River Bank and WEX Bank.
The extensions of credit facilitated through our platform are originated through Cross River Bank and WEX Bank, and we rely on these Issuing Banks to comply with various federal, state and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank - non-bank partnership arrangements. If the legal structure underlying our relationship with our Issuing Banks were to be successfully challenged, our extension of credit offerings through these banks may be determined to be in violation of state licensing requirements and other state laws. In addition, Issuing Banks engaged in this activity have been subject to increased regulatory scrutiny recently. Adverse orders or regulatory enforcement actions against our Issuing Banks, even if unrelated to our business, could impose restrictions on our Issuing banks’ ability to continue to extend credit through our platform or on current terms.
Cross River Bank and WEX Bank are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking rules, regulations and examination requirements. As a service provider to Cross River Bank and WEX Bank, we are subject to audit by these banks in accordance with FDIC guidance related to management of service providers and other bank specific requirements pursuant to the terms of our agreements with these banks. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act and state regulators in our capacity as a service provider for these banks. If we fail to comply with requirements applicable to us by law or contract, or if audits by our Issuing Banks were to conclude that our processes and procedures are insufficient, we may be subject to fines or penalties or our Issuing Banks could terminate their relationships with us.
In the event of a challenge to the legal structure underlying our program agreements with our Issuing Banks or if one or both of our Issuing Banks were to suspend, limit, or cease its operations, or were to otherwise terminate for any reason (including, but not limited to, the failure by an Issuing Bank to comply with regulatory actions), we would need to identify and implement alternative, compliant, bank relationships or otherwise modify our business practices in order to be compliant with prevailing law or regulation, which could result in business interruptions or delays, force us to incur additional expenses and potentially interfere with our existing customer and spending business relationships or make us less attractive to potential new customers and spending businesses, any of which could have a material adverse effect on our business.
We rely on a variety of funding sources to support Divvy’s business model. If our existing funding arrangements are not renewed or replaced, or if our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.
In order to support Divvy’s business model and the growth of Divvy’s business we must maintain a variety of funding arrangements, including warehouse facilities and purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our Issuing Banks participation interests in the accounts receivables generated when Divvy spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. Typically, we immediately sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of the participation interests to a third-party institution pursuant to a purchase arrangement.
If our finance partners terminate or interrupt their financing or purchase of participation interests or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which we have a limited ability to do and may place significant stress on our cash resources. An inability to purchase participation interests from our Issuing Banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to Divvy spending businesses or ceasing to extend credit for our cards altogether, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.
We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding upon reassessing their exposure to our industry or in light of changes to general economic, market, credit or liquidity conditions. In addition, because our borrowings under current and future financing facilities may bear interest based on floating rate interest rates, our interest costs may increase if market interest rates rise. Moreover, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms or at all.
If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we may need to secure additional sources of funding or reduce Divvy’s operations significantly. Further, as the volume of credit facilitated through our platform increases, we may need to expand the funding capacity under our existing funding arrangements or add new sources of capital. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.
If we do not or cannot maintain the compatibility of our platform with popular accounting software solutions or offerings of our partners, our revenue and growth prospects will decline.

To deliver a comprehensive solution, our platform integrates with popular accounting software solutions including Intuit QuickBooks, Oracle NetSuite, Sage Intacct, Xero, Microsoft Dynamics 365 Business Central and Microsoft Dynamics GP, through application program interfaces (APIs) made available by these software providers. We automatically synchronize certain data between our platform and these accounting software systems relating to invoices and payment transactions between our customers and their suppliers and clients. This two-way sync saves time for our customers by reducing duplicative manual data entry and provides the basis for managing cash-flow through an integrated solution for accounts payable, accounts receivable, spend and expense management and payments.
If any of the accounting software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we may be restricted or may not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business, operating results, and financial condition. In addition, if any of these accounting software providers reconfigure their platforms in a manner that no longer supports our integration with their accounting software we would lose customers and our business would be adversely affected.
If we are unable to increase adoption of our platform with customers of these accounting software solutions our growth prospects may be adversely affected. In addition, any of these accounting software providers may seek to develop a payment solution of its own, acquire a solution to compete with ours, or decide to partner with other competing applications, any of which its SMB customers may select over ours, thereby harming our growth prospects and reputation and adversely affecting our results of operations.
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
We depend on banks, including JPMorgan Chase and Silicon Valley Bank, to process ACH transactions and checks for our customers. We also rely on third-party providers to support other aspects of our business, including, for example, for card transaction processing, check printing, real-time payments, virtual and physical card issuance and our cross-border funds transfer capabilities. If we are unable to effectively manage our third-party relationships, we are unable to comply with security, compliance or operational obligations to which we are subject under agreements with these providers, these providers are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our operations, results of operations and financial condition could be adversely impacted. In addition, in some cases a provider may be the sole source, or one of a limited number of sources, of the services they provide to us and we may experience increased costs and difficulties in replacing those providers and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.
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
Our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services
Moreover, we are in the process of migrating our systems from internal data centers and smaller vendors to AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. We have a limited history of operating on AWS. As we migrate our data from our servers to AWS’ servers, we may experience some duplication and incur additional costs. If our data migration is not successful, or if AWS unexpectedly terminates our agreement, we would be forced to incur additional expenses to locate an alternative provider and may experience outages or disruptions to our service. Any service disruption affecting our platform during such migration or while operating on the AWS cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.
Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business.
The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as licensed money transmission, payment processing, and settlement services), lending, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of states in which it conducts business and is contractually obligated to comply with Federal Deposit Insurance Corporation (FDIC) federal banking regulations, as well as Visa and MasterCard network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the FDIC, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Our subsidiary, Bill.com, LLC, maintains licenses, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., in the District of Columbia, the Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. In addition, our subsidiary, Bill.com Canada, LLC is a Foreign Money Services Business in Canada and the regulations applicable to our activity in Canada are enforced by FINTRAC and Quebec’s Autorité Des Marchés Financiers (Financial Markets Authority). As a licensed money transmitter in the U.S., we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and examinations by state and federal regulatory agencies concerning various aspects of our business. As a licensed Foreign Money Services business in Canada, we are subject to Canadian compliance regulations applicable to money movement and sanctions requirements.
Evaluation of our compliance efforts in the U.S. and Canada, as well as questions as to whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities for violations of state money transmission laws. Regulators and third-party auditors have also identified gaps in our anti-money laundering and sanctions program, which we have addressed through remediation processes. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.
Government agencies may impose new or additional rules on money transmission, including regulations that:
•prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, and entities;
•impose additional customer and spending business identification and customer or spending business due diligence requirements;
•impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•impose minimum capital or other financial requirements;
•limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
•require enhanced disclosures to our money transmission customers;
•require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
•restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region.
Our business and operations have and may continue to be affected by the global outbreak of the COVID-19 pandemic.

Our business and operations have been and may continue to be affected by the COVID-19 pandemic and variants thereof. For so long as the COVID-19 pandemic persists, responsive restrictions and policies implemented by governments and companies may continue to have negative implications on business and consumer spending, the supply chain, production of goods and transportation, the labor market, global capital markets and the global economy, and could result in a prolonged economic downturn. To the extent that these conditions adversely impact the operations and business of our customers, it may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of any resulting economic downturns, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may decline or fail to grow, and we may incur additional operating losses.
Our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based automated back-office solution as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including prospective customers’ awareness of our platform, the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce, the effectiveness of our marketing programs, the costs of our platform, and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform may not continue to develop or may develop more slowly than we expect, either of which would harm our growth prospects and operating results.
If we lose our founder or key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, our partnerships, our culture, our relationships with accounting firms, and our strategy. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of acquired businesses. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable now that we are a public company. The loss of our founder, or one or more of our senior management, key members of senior management of acquired companies or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
In addition, to execute our business strategy, we must attract and retain highly-qualified personnel. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payments systems, as well as for skilled legal and compliance and risk operations professionals. Competition for software developers, compliance and risk management personnel and other key employees in our industry and locations is intense and increasing and may be exacerbated in tight labor markets. We may also face increased competition for personnel from other companies which adopt approaches to remote work that differ from ours. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.
Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. However, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets. Moreover, an acquisition, investment, or business relationship may not further our business strategy or result in the economic benefits or synergies as expected or may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results.
In addition, the technology and information security systems and infrastructure of businesses we acquire may be underdeveloped or subject to vulnerabilities, subjecting us to additional liabilities. We could incur significant costs related to the implementation of enhancements to or the scaling of information security systems and infrastructure of acquired businesses and related to the remediation of any related security breaches. If security, data protection and information security measures in place at businesses we acquire are inadequate or breached, or are subject to cybersecurity attacks, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged and we could be subject to regulatory scrutiny, investigations, proceedings, and penalties. We may also acquire businesses whose operations may not be fully compliant with all applicable law, including economic and trade sanctions and anti-money laundering, counter-terrorist financing and privacy laws, subjecting us to potential liabilities and requiring us to spend considerable time, effort, and resources to address.
Moreover, we may acquire businesses whose management or compliance functions require significant investments to support current and anticipated future product offerings, or that have underdeveloped internal control infrastructures or procedures or with respect to which we discover significant deficiencies or material weaknesses. The costs that we may incur to implement or improve such functions, controls and procedures may be substantial and we could encounter unexpected delays and challenges related to such activity.
Given the complexity of our platform and the integration that we offer to our accounting firm customers and financial institution partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as is the case with the concurrent integration efforts related to our acquisitions of the Divvy and Invoice2go businesses.
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
Our customers rely on our customer support services to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. We provide customer support via chat email, and phone. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers during the hours that we currently provide support, we may need to increase our support coverage or provide additional support, which may reduce our profitability.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, our products may become less competitive.
The market for SMB software financial back-office solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. In addition, the market for our Divvy spend and expense management solution is new and fragmented, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods, or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer or spending business dissatisfaction and adversely affect our business.
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
We typically provide service level commitments under our financial institution partner agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenue.
Our agreements with our financial institution partners typically contain service level commitments evaluated on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these partners with service credits, up to 10% of the partner’s subscription fees for the month in which the service level was not met. In addition, we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenue could be significantly affected if we suffer unexcused downtime under our agreements with our partners. Further, any extended service outages could adversely affect our reputation, revenue, and operating results.
We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.
As usage of our platform grows and we sign additional partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing customer base.
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
Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. Although we will adjust our sales and marketing spend levels as needed in response to changes in the economic environment, we plan to continue expanding our direct-to-SMB sales force as well as our sales force focused on identifying new partnership opportunities. We also dedicate significant resources to sales and marketing programs, including digital advertising through services such as Google AdWords. The effectiveness and cost of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, and changes in the search algorithms used by major search engines. These efforts will require us to invest significant financial and other resources.
In addition, our ability to broaden the spending business base for our Divvy spend and expense management offerings and achieve broader market acceptance of these products will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate spending business and partner relationships to drive revenue growth. If we are unable to recruit, hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel and partners are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our spending business base and achieve broader market acceptance of our platform could be harmed. Moreover, our Divvy marketing efforts depend significantly on our ability to call on our current spending businesses to provide positive references to new, potential spending business customers. Given our limited number of long-term spending businesses, the loss or dissatisfaction of any spending business could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new spending businesses and maintain existing spending businesses.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), approved by California voters in November 2020, will significantly modify the CCPA, and may create new obligations for us beginning on January 1, 2022, with implementing regulations expected in the second half of 2022, and enforcement commencing July 1, 2023. Many aspects of the CCPA, the CPRA, and their interpretation remain unclear, and their full impact on our business and operations remains uncertain. The laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
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
A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently offer our payments products to customers outside the U.S., starting in 2018, we introduced cross-border payments, and now, working with two international payment services, offer our U.S.-based customers the ability to disburse funds to over 130 countries. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.
Our cross-border payments product and international expansion strategy involve a variety of risks, including:
•complying with financial regulations and our ability to comply and obtain any relevant licenses in applicable countries or jurisdictions;

•currency exchange rate fluctuations and our cross-border payments providers' ability to provide us favorable currency exchange rates, which may impact our revenues and expenses;
•reduction or cessation in cross-border trade resulting from government sanctions, trade tariffs or restrictions, other trade regulations or strained international relations;
•potential application of more stringent regulations relating to privacy, information protection, and data security, and the authorized use of, or access to, commercial and personal information;
•sanctions imposed by applicable government authorities or jurisdictions, such as the U.S. Office of Foreign Assets Control, or comparable authorities in other countries;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (FCPA), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;
•unexpected changes in tax laws; and
•cessation of business of a cross-border payment service provider or other limitation or inability of a cross-border payment service provider to make payments into certain countries, including for the reasons set forth above.
If we invest substantial time and resources to further expand our cross-border payments offering and are unable to do so successfully and in a timely manner, our business and operating results may suffer.
Our card payment products generate interchange revenues which exposes us to potential variability in income and other risks.
Our card payment products, including our Divvy card and our virtual card payment products, generate revenues primarily from interchange paid by the supplier accepting the cards for purchase transactions, which involve a variety of risks, including:
•interchange income fluctuations due to the variability of card acceptance practices at supplier locations, and the resulting effect on our revenue;
•changes in card network interchange rates or rules which could dissuade new and existing card-accepting suppliers from continuing to accept card payments;
•unexpected compliance and risk management imposed by the card networks;
•declines in the number of active card-accepting suppliers due to concerns about cost or operational complexity; and
•unexpected changes in card acceptance or card issuing rules which may impact our ability to offer this payment product.
Any of these developments could adversely affect our operating results.
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
We believe that maintaining and enhancing our brands are important to support the marketing and sale of our existing and future products to new customers and partners and to expand sales of our platforms to new and existing customers and partners. Our ability to protect our Bill.com brand is limited as a result of its descriptive nature. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brands, our business could suffer.
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
Our agreements with financial institution partners and some larger customers include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. Although we normally limit our liability with respect to such obligations in our contracts with direct customers and with customers acquired through our accounting firm partners, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products, as a result of intellectual property-related claims. Any dispute with a customer with respect to these obligations could have adverse effects on our relationship with that customer and other existing or new customers, and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
Changes to payment card networks rules or fees could harm our business.
We are required to comply with Mastercard, American Express, and Visa payment card network operating rules applicable to our card products. We have agreed to reimburse certain service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other card-related products in the future, which would entail compliance with additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could be hindered or lose our ability to provide our card products, which would adversely affect our business. In addition, we are contractually obligated to comply with MasterCard and Visa network rules as a card program manager. As a result of any violations of these rules or new rules being implemented, we could lose our ability or rights to act as a card program manager.
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
•subject us to significant fines, penalties, criminal and civil lawsuits, license suspension or revocation, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions levied by federal, state, local or foreign regulators, state attorneys general, and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;
•result in additional compliance and licensure requirements;
•increase regulatory scrutiny of our business; and
•restrict our operations and force us to change our business practices or compliance program, make product or operational changes, or delay planned product launches or improvements.
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
We have funded our operations since inception primarily through equity and debt financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. During 2022, interest rates have increased and the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession or depression, high inflation or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of June 30, 2022, we had net operating loss (NOL) carryforwards of approximately $1.5 billion, $1.1 billion, and $61.3 million for federal, state and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2027. As of June 30, 2022, approximately $1.4 billion and $61.3 million of the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2022, we had research and development tax credit carryforwards of approximately $40.1 million and $27.1 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2028. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
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
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the 2017 Tax Act as modified by the CARES Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our operating results.
Natural catastrophic events, pandemics, and man-made problems such as power-disruptions, computer viruses, data security breaches, war, and terrorism may disrupt our business.

Natural disasters, pandemics such as COVID-19, other catastrophic events and man-made problems, such as terrorism, war or economic or trade sanctions related to war (including the 2022 Russian invasion of Ukraine), may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California, Draper, Utah, Houston, Texas and Sydney, Australia, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones, the Houston area frequently experiences significant hurricanes and Sydney frequently experiences wildfires. In the event of a major earthquake, hurricane or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.
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
This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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

We rely on assumptions and estimates to calculate certain of our performance metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We calculate and track certain customer and other performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our customer base and payment and transaction volumes for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, the accuracy and consistency of our performance metrics may be impacted by changes to internal assumptions regarding how we account for and track customers, limitations on system implementations, and limitations on third party tools’ ability to match our database. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. Further, as our business develops, we may revise or cease reporting certain metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If our performance metrics are not accurate representations of our business, customer base, or payment or transaction volumes; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our business, financial condition, results of operations, and prospects could be adversely affected.
Any future litigation against us could be costly and time-consuming to defend.
In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.
We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.
Although we currently only offer our payment and card products to customers in the U.S. and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries, for which payment activity is conducted through third party payment providers. As we continue to expand internationally we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act and, to the extent we expand our offerings into the United Kingdom and the EU, EU money laundering directives. As part of our compliance efforts, we scan our customers against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S., Canada, Australia and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.
In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar state laws and regulations. The BSA requires, among other things, money services businesses (MSBs) to develop and implement risk-based anti-money laundering programs, to report suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States, Canada, Australia and in many other foreign jurisdictions continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S., Canada and Australia. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including Australia’s anti-bribery laws, the Canadian Criminal Code and the Canadian Corruption of Foreign Public Officials Act. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only offer our payment and card products to customers in the U.S. and payment services in Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries for which payment activity is conducted through third party payment providers. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
We are exposed to foreign currency exchange risk relating to our Australian operations

We are exposed to foreign currency exchange risk relating to our Australian operations and Australian subsidiary. A change in foreign currency exchange rates, particularly in Australian dollars to U.S. dollars, can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than U.S. dollars, which is the functional currency of our Australian subsidiary. In addition, we expect our exposure to foreign currency rate risks in the future to increase as our international operations increase.
Risks Related to Our Indebtedness
Our debt service obligations, including the Notes, may adversely affect our financial condition and results of operations.

As of June 30, 2022, we had $1.15 billion aggregate principal amount of the 0% Convertible Notes outstanding (the 2025 Notes) due on December 1, 2025 and $575.0 million aggregate principal amount of the 0% convertible senior notes outstanding due on April 1, 2027 (the 2027 Notes), as described in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes and 2027 Notes (collectively, the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
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
Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the Indentures governing the 2025 Notes and 2027 Notes, respectively) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or the Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.
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
Our failure to repurchase the Notes at a time when the repurchase is required by the applicable Indenture or to pay any cash payable on future conversions of the Notes as required by such Indenture would constitute a default under that Indenture. A default under one of the Indentures or the fundamental change itself could also lead to a default under the other Indenture or other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Condition”). The Conversion Condition for the 2025 Notes was not triggered as of June 30, 2022, but had been triggered in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the applicable maturity of the 2025 Notes and the 2027 Notes (and are likely to do so following any conversion, repurchase, or redemption of the Notes, to the extent we exercise the relevant election under the Capped Calls). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of the Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the Notes.

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
The market for our common stock has been, and will likely continue to be, volatile. In addition to the factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry, such as high inflation, high interest rate and recessionary environments;
•the global macroeconomic impact of the COVID-19 pandemic;
•negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations;
•acquisitions, partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us, litigation involving our industry, or both;
•developments or disputes concerning our or other parties’ products, services or intellectual property rights;

•changes in accounting standards, policies, guidelines, interpretations, or principles;
•interpretations of any of the above or other factors by trading algorithms, including those that employ natural language processing and related methods to evaluate our public disclosures;
•other events or factors, including those resulting from war (such as the war in Ukraine), incidents of terrorism, or responses to these events;
•the expiration of contractual lock-up agreements; and
•sales of shares of our common stock by us or our stockholders.
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
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 104,730,261 shares of our common stock outstanding as of

June 30, 2022. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, there were 7,136,241 shares of common stock issuable upon the exercise of options outstanding and vesting of RSUs as of June 30, 2022. We have registered all of the shares of common stock issuable upon exercise of outstanding options or settlement of RSUs or other equity incentives we may grant in the future on registration statements on Form S-8 for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to compliance with applicable securities laws.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. PROPERTIES
We lease our office facilities, which consisted of the following as of June 30, 2022:
▪Approximately 138,000 square feet of offices located in San Jose, California. This leased property, which is being used as our corporate headquarters, expires in June 2031.
▪Approximately 155,000 square feet of offices located in Draper, Utah. This leased property, which is being used as office space for our employees located in Draper, Utah, expires in March 2030. Approximately 20,000 square feet is being subleased for a period of 5 years expiring in December 2025.
▪Approximately 25,000 square feet of offices in Houston, Texas. This leased property, which is being used as office space for our employees located in Houston, Texas, expires in March 2025.
▪Approximately 3,000 square feet of offices in Sydney, Australia. This leased property, which is being used as office space for our employees located in Sydney Australia, expires in September 2022.
We believe that our office facilities are adequate to meet our needs for the immediate future. We continue to evaluate our real estate strategy to accommodate expansion of our operations.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The New York Stock Exchange under the symbol “BILL.”
Holders of Record
As of June 30, 2022, there were 148 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from December 12, 2019, the first day of trading of our common stock on The New York Stock Exchange, through June 30, 2022, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on December 12, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. RESERVED

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
Overview
We are a provider of cloud-based software that simplifies, digitizes, and automates financial operations for small and midsize businesses (SMBs). Our mission is to make it simple to connect and do business. We partner with leading U.S. financial institutions, accounting firms, and accounting software providers. Our vision is to become the leading one-stop solution that helps millions of businesses around the world manage their financial operations.
Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Customers use our platform to generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers and payment processors, enabling our customers to access these mission-critical services quickly and easily.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of June 30, 2022, our partners included some of the most trusted brands in the financial services business, including 85 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank and American Express. As we add customers and partners, we expect our network to continue to grow organically.
On September 1, 2021, we completed our acquisition of Invoice2go, Inc. (Invoice2go), a provider of mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand, for an aggregate purchase price of $674.3 million. On June 1, 2021, we completed our acquisition of DivvyPay, Inc. (Divvy), a leading provider of cloud-based spend and expense management products and smart charge cards to SMBs in the U.S., for an aggregate purchase price of $2.3 billion. Following the acquisitions, Invoice2go and Divvy became our wholly-owned subsidiaries. Our consolidated results of operations shown below for fiscal 2022 include the operating results of Invoice2go from the date of its acquisition on September 1, 2021, and of Divvy for the full fiscal year, while our consolidated results of operations for fiscal 2021 include the operating results of Divvy from the date of its acquisition on June 1, 2021. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion about our acquisitions.
We have grown rapidly and scaled our business operations in recent periods. Our revenue and net loss during fiscal 2022, which include the results of Invoice2go from the acquisition date, were $642.0 million and $326.4 million, respectively. Our revenue and net loss during fiscal 2021, which include the results of Divvy from the acquisition date, were $238.3 million and $98.7 million, respectively. Our revenue and net loss during fiscal 2020 were $157.6 million and $31.1 million, respectively.
Impact of COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in various travel restrictions and mandates and greater uncertainty in global financial markets. Our customers, spending businesses and subscribers, and our business and operations, have been and may continue to be affected by the COVID-19 pandemic, variants and responsive government restrictions. For so long as the COVID-19 pandemic persists, restrictions and policies implemented by governments and companies may continue to have negative implications on business and consumer spending, the supply chain, production of goods, demand for goods, transportation, the labor market, the global capital markets and the global economy, and could result in inflation, recession and prolonged economic downturn. A negative impact on our customers, spending businesses, and subscribers may cause them to go out of business, request discounts, extend payment terms, or discontinue using our services. Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S. or other countries, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Our Receivables Purchases and Servicing Model
We market Divvy charge cards to potential spending businesses and issue business-purpose charge cards through our partnerships with card Issuing Banks. When a business applies for a Divvy card, we utilize, on behalf of the card Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a Divvy card pursuant to our credit policies. Once approved for a Divvy card, the spending business is provided a credit limit and can use the Divvy software to request virtual cards or physical cards.
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
When a spending business completes a purchase transaction, the payment to the merchant is made by the card Issuing Bank. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the bank’s balance sheet from the Divvy card account for the spending business. The bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation interests, the purchase price is equal to the outstanding principal balance of the receivable.
We act as the servicer for all Divvy card accounts and earn a servicing fee in connection with participation interests we sell to our funding sources. We do not sell the servicing rights on any of the loans, allowing us to control the consumer experience end-to-end.
In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and other purchase arrangements with a diverse set of funding sources. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash. Typically, we immediately sell a portion of the participation interests we have purchased to our warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement.

Our Business Model
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire customers directly through digital marketing and inside sales. We also acquire customers indirectly by partnering with leading companies that are trusted by our current and prospective customers, including accounting firms, financial institutions, and software companies.
Our revenue from our existing customers is visible and predictable. For fiscal 2022, over 82% of our subscription and transaction revenue from Bill.com customers came from customers who were acquired prior to the start of the fiscal year. See "-- Key Business Metrics — Number of Customers" below for the definition of customer. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those customers of our financial institution partners, approximately 86% of customers as of June 30, 2021 were still customers as of June 30, 2022.
Net Dollar-Based Retention Rate
Net dollar-based retention rate is an important indicator of customer satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each fiscal year. We calculate our net dollar-based retention rate by starting with the revenue billed to Bill.com customers in the last quarter of the prior fiscal year (Prior Period Revenue). We then calculate the revenue billed to these same customers in the last quarter of the current fiscal year (Current Period Revenue), excluding interest earned on customer funds held in trust. See "Key Business Metrics — Number of Customers" below for the definition of customer. Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new customers and excludes interest earned on funds held on behalf of customers. We then repeat the calculation of Prior Period Revenue and Current Period Revenue with respect to each of the preceding three quarters, and aggregate the four Prior Period Revenues (the Aggregate Prior Period Revenue) and the four Current Period Revenues (the Aggregate Current Period Revenue). Our net dollar-based retention rate equals the Aggregate Current Period Revenue divided by Aggregate Prior Period Revenue.
Our net dollar-based retention rate was 131%, 124% and 121% during fiscal 2022, 2021 and 2020, respectively. These consecutive increases are primarily attributable to increases in the number of users, more transactions per customer, and selling additional products to those customers.
Customer Acquisition Efficiency
Our efficient direct and indirect go-to-market strategy, combined with our recurring revenue model, results in our short payback period. We define “payback period” as the number of quarters it takes for the cumulative non-GAAP gross profit we earn from Bill.com customers acquired during a given quarter to exceed our total sales and marketing spend in that same quarter, excluding customers acquired through financial institutions and the related sales and marketing spend. See "-- Key Business Metrics — Number of Customers" below for the definition of customer. For customers acquired during fiscal 2021, the average payback period was approximately four quarters.
Key Business Metrics
We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business. Historically, we have presented the number of customers, TPV and transactions processed of and by the Bill.com business as we believe that these key business metrics provide meaningful supplemental information for management and investors in assessing the historical and future operating performance of the Bill.com business. We have presented these key metrics below with respect to the Bill.com business, together with certain supplemental information related to the businesses of Divvy and Invoice2go. As a result of the Divvy and Invoice2go acquisitions, we are considering which metrics best reflect the performance of our consolidated business, and may determine to provide new or revised key business metrics in our future reports. Our key business metrics are defined following the table below. Our key business metrics track our Bill.com products and exclude Divvy and Invoice2go products. Relevant metrics for Divvy and Invoice2go are set forth in the footnotes to the table. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors.

	As of June 30,			% Growth as of June 30,
	2022	2021	2020	2022	2021
Number of customers (1)	157,800	121,200	98,100	30%	24%

	Year ended June 30,			% Growth Year ended June 30,
	2022	2021	2020	2022	2021
Total Payment Volume (amounts in millions) (2)	$219,080	$140,304	$96,489	56%	45%

	Year ended June 30,			% Growth Year ended June 30,
	2022	2021	2020	2022	2021
Transactions processed (3)	38,560,000	29,159,400	23,852,000	32%	22%
(1)As of June 30, 2022, the total number of spending businesses that used Divvy's spend and expense management products was approximately 20,700 and the total number of Invoice2go subscribers was approximately 221,600.
(2)The total card payment volume transacted by spending businesses that used Divvy cards was approximately $8.1 billion during fiscal 2022. The total payment volume transacted by Invoice2go subscribers was approximately $932.1 million from the date of acquisition on September 1, 2021 to June 30, 2022.
(3)The total transactions executed by spending businesses that used Divvy cards were approximately 23.2 million during fiscal 2022. The total transactions executed by Invoice2go subscribers were approximately 1.1 million from the date of acquisition on September 1, 2021 to June 30, 2022.
Number of Customers
For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our partners for Bill.com products during a particular period. Customers who are using Bill.com products during a trial period are not counted as new customers during that period. If an organization has multiple entities billed separately for the use of our platform, each entity is counted as a customer. The number of customers in the table above represents the total number of customers at the end of each fiscal year. Spending businesses that use Divvy's spend and expense management products and Invoice2go subscribers, and in each case that do not also use Bill.com products, are not included for purposes of measuring Number of Customers.
Total Payment Volume (TPV)
To grow revenue from customers we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that customers are completing on the platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of Bill.com customer transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised of less than 2% of TPV during fiscal 2022, 2021, and 2020. The TPV in the table above does not include transactions made by spending businesses using Divvy cards or by our Invoice2go subscribers.

Transactions Processed
We define transactions processed as the number of Bill.com customer payments initiated and processed through our platform during a particular period. Payment transactions include checks, ACH items, real-time payments, wire transfers and card payments. The transactions processed in the table above do not include transactions made by spending businesses using Divvy cards or by Invoice2go subscribers.
Components of Results of Operations
Revenue
We generate revenue primarily from subscription and transaction fees.
Subscription fees are fixed monthly or annually and charged to our customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments.
Our contracts with SMB and accounting firm customers provide them with access to the functionality of our cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears or upfront, or annual arrangements paid up front. We charge our SMB and accounting firm customers subscription fees to access our platform either based on the number of users or per customer account and the level of service. We generally also charge these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on our website. Revenue recognized excludes amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.
We facilitate the extension of credit to spending businesses through our Divvy product in the form of Divvy cards, which are originated through our agreements with our Issuing Banks. The agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. The spending businesses utilize the credit on the Divvy cards as a means of payment for goods and services provided by their suppliers. For each transaction, the suppliers are required to pay interchange fees to the issuer of the credit. Based on our agreements with the Issuing Banks, we recognize the interchange fees as revenue gross or net of rebates received from the Issuing Bank based on our determination of whether we are the principal or the agent under the agreements.
We also enter into multi-year contracts with financial institution customers to provide them with access to our cloud-based payments platform. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with our online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete. The total consideration in these contracts varies based on the number of users and transactions to be processed.
Service Costs and Expenses
Service costs – Service costs consists primarily of personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, outsourced support services for our customer success team, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments, such as ACH, check, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software, fees on the investment of customer funds, and allocation of overhead costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business.
Research and development – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our research and development teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of research and development expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our research and development team to develop new products and product enhancements. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs over the estimated life of the new product or incremental functionality, which is generally three years.
Sales and marketing – Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our sales and marketing teams, rewards expense in connection with our card rewards programs, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.
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
General and administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, corporate business operations, risk management, legal and compliance, human resources, information technology, costs incurred for external professional services, provision for credit losses, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher costs for professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of revenue from period to period.
Depreciation and amortization of intangible assets - Depreciation and amortization of intangible assets expenses consist of depreciation of property and equipment, and amortization of developed technology, customer relationship, and trade names.
Other expenses, net – Other expenses, net consist primarily of the lower of cost or market adjustment on card receivables sold and held for sale, and interest expense on our borrowings (including amortization of debt discount and issuance costs in connection with our Notes), partially offset by interest income on our corporate funds.
Benefit from income taxes – Benefit from income taxes consists primarily of the tax benefit of the net loss incurred during the period, reduction of valuation allowance in connection with the acquisitions of Invoice2go and Divvy, and change in deferred tax liability relating to our 2025 Notes.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Year ended June 30,			Change (2022 compared to 2021)		Change (2021 compared to 2020)
	2022 (1)	2021 (2)	2020	Amount	%	Amount	%
Revenue	$641,959	$238,265	$157,600	$403,694	169%	$80,665	51%
Cost of revenue
Service costs (3)	105,496	56,576	37,049	48,920	86%	19,527	53%
Depreciation and amortization of intangible assets (4)	39,508	5,230	2,095	34,278	655%	3,135	150%
Total cost of revenue	145,004	61,806	39,144	83,198	135%	22,662	58%
Gross profit	496,955	176,459	118,456	320,496	182%	58,003	49%
Operating expenses
Research and development (3)	219,818	89,503	52,996	130,315	146%	36,507	69%
Sales and marketing (3)	307,151	67,935	45,070	239,216	352%	22,865	51%
General and administrative (3)	241,174	128,116	53,450	113,058	88%	74,666	140%
Depreciation and amortization of intangible assets (4)	45,630	4,872	1,138	40,758	837%	3,734	328%
Total operating expenses	813,773	290,426	152,654	523,347	180%	137,772	90%
Loss from operations	(316,818)	(113,967)	(34,198)	(202,851)	178%	(79,769)	233%
Other income (expense), net	(13,861)	(25,370)	3,160	11,509	(45)%	(28,530)	(903)%
Loss before (benefit from) provision for income taxes	(330,679)	(139,337)	(31,038)	(191,342)	137%	(108,299)	349%
(Benefit from) provision for income taxes	(4,318)	(40,617)	53	36,299	(89)%	(40,670)	(76736)%
Net loss	$(326,361)	$(98,720)	$(31,091)	$(227,641)	231%	$(67,629)	218%

(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
(3) Includes stock-based compensation expense as follows (in thousands):

	Year ended June 30,			Change (2022 compared to 2021)		Change (2021 compared to 2020)
	2022	2021	2020	Amount	%	Amount	%
Cost of revenue - service costs	$5,144	$2,938	$1,257	$2,206	75%	$1,681	134%
Research and development	54,907	16,091	5,495	38,816	241%	10,596	193%
Sales and marketing	60,237	8,547	2,777	51,690	605%	5,770	208%
General and administrative	76,869	44,411	8,535	32,458	73%	35,876	420%
Total	$197,157	$71,987	$18,064	$125,170	174%	$53,923	299%

(4) Depreciation expense does not include amortization of capitalized internal-use software costs.

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year ended June 30,
	2022 (1)	2021 (2)	2020
Revenue	100%	100%	100%
Cost of revenue
Service costs	16%	24%	24%
Depreciation and amortization of intangible assets	7%	2%	1%
Total cost of revenue	23%	26%	25%
Gross profit	77%	74%	75%
Operating expenses
Research and development	34%	38%	34%
Sales and marketing	48%	29%	29%
General and administrative	38%	54%	34%
Depreciation and amortization of intangible assets	7%	1%	—%
Total operating expenses	127%	122%	97%
Loss from operations	(50)%	(48)%	(22)%
Other income (expense), net	(2)%	(11)%	2%
Loss before (benefit from) provision for income taxes	(52)%	(59)%	(20)%
(Benefit from) provision for income taxes	(1)%	(17)%	—%
Net loss	(51)%	(42)%	(20)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
Comparison of Fiscal 2022 and 2021
Revenue
Revenue consisted mainly of subscription and transactions fees. Subscription revenue increased by $81.9 million, or 73%, during fiscal 2022 as compared to fiscal 2021, primarily due to the increase in customers and average subscription revenue per customer due to an increase in the number of users. Transaction fee revenue increased by $319.2 million, or 265%, during fiscal 2022 as compared to fiscal 2021, primarily due to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations grows as a percentage of our revenue or our international operations increase.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin were as follows (amounts in thousands):

	Year ended June 30,		Change
	2022 (1)	2021 (2)	Amount	%
Cost of revenue:
Service costs	$105,496	$56,576	$48,920	86%
Depreciation and amortization of intangible assets (3)	39,508	5,230	34,278	655%
Total cost of revenue	$145,004	$61,806	$83,198	135%
Gross profit	$496,955	$176,459	$320,496	182%
Gross margin	77%	74%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
(3) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs.
Service costs increased by $48.9 million during fiscal 2022 as compared to fiscal 2021, primarily due to:
•a $23.2 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $17.8 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel and added headcount from our acquisitions of Divvy and Invoice2go, who were directly engaged in providing implementation and support services to our customers; and
•a $7.9 million increase in costs for consultants, temporary contractors, shared overhead, and other costs.
Gross margin increased to 77% during fiscal 2022 from 74% during fiscal 2021, primarily due to a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $130.3 million during fiscal 2022 as compared to fiscal 2021, primarily due to the following:
•a $111.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel and added headcount from our acquisitions of Divvy and Invoice2Go, who were directly engaged in developing new product offerings;
•a $13.2 million increase in costs for engaging consultants and temporary contractors who provided product development services, and increase in computer-related expenses and software costs; and
•a $5.8 million increase in shared overhead and other costs.
Our research and development expenses decreased to 34% as a percentage of revenue during fiscal 2022 from 38% during fiscal 2021, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses and consulting services as a percentage of revenue during fiscal 2022 compared to fiscal 2021.
We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.
Sales and Marketing Expenses
Sales and marketing expenses increased by $239.2 million during fiscal 2022 as compared to fiscal 2021, primarily due to the following:
•a $103.2 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel and added headcount from our acquisitions of Divvy and Invoice2go, who were directly engaged in acquiring new customers and in marketing our products and services;
•a $90.7 million increase in rewards expense in connection with our rewards programs mainly due to recording a full-year reward expense during fiscal 2022, compared to one month of reward expense recorded during fiscal 2021. We offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses through cash back, statement credit, gift cards and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed;
•a $36.0 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness; and
•a $9.3 million increase in software subscription and computer-related expenses, shared overhead, and other costs.
Our sales and marketing expenses increased to 48% as a percentage of revenue during fiscal 2022 from 29% during fiscal 2021, primarily due to the increase in rewards expense and a higher stock-based compensation expense recognized during fiscal 2022.
General and Administrative Expenses
General and administrative expenses increased by $113.1 million during fiscal 2022 as compared to fiscal 2021, primarily due to the following:
•a $73.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel, and added headcount from our acquisitions of Divvy and Invoice2go;
•a $24.3 million increase in provision for card and fraud losses mainly due to recording a full-year of credit card and fraud losses from card receivables related to our spending businesses that used Divvy cards during fiscal 2022, compared to one month of losses recorded during fiscal 2021; and
•a $14.9 million increase in software subscription and computer-related expenses, temporary contractors, shared overhead and other costs.
Our general and administrative expenses decreased to 38% as a percentage of revenue during fiscal 2022 from 54% during fiscal 2021, primarily due to a higher revenue growth rate but a relatively lower increase in stock-based compensation expense and consulting costs as a percentage of revenue.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $75.0 million during fiscal 2022 as compared to fiscal 2021, primarily due to a full-year amortization of intangible assets associated with the acquisition of Divvy in June 2021 and due to amortization of intangible assets associated with the acquisition of Invoice2go in September 2021.
Other Expenses, Net
Other expenses, net decreased by $11.5 million during fiscal 2022 as compared to fiscal 2021, primarily due to the following:
•an $18.7 million decrease in interest expense from the amortization of debt discount and issuance costs associated with our 2025 Notes due to the adoption of ASU 2020-06; and
•a $3.7 million increase in interest income; and partially offset by
•a $10.9 million increase in discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market.
Benefit from Income Taxes
Benefit from income taxes during fiscal 2022 pertained mainly to the tax benefit of the net loss incurred during the period, and a reduction of valuation allowance in connection with the acquisition of Invoice2go. Benefit from income taxes during fiscal 2021 pertained mainly to a partial reversal of net deferred income tax liability, a majority of which was established in connection with our issuance of the 2025 Notes.
Comparison of Fiscal 2021 and 2020
Revenue
Revenue consists mainly of subscription and transactions fees. Subscription fees increased by $27.8 million or 33% during fiscal 2021 as compared to fiscal 2020, driven primarily by the increase in customers and average subscription revenue per customer. Transaction fees increased by $68.1 million or 129% during fiscal 2021 as compared to fiscal 2020 due mainly to increased adoption of new product offerings, the mix of transaction revenues shifting to variable-priced products, and Divvy’s transaction revenue from the acquisition date.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during fiscal 2022 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2021 (1)	2020	Amount	%
Cost of revenue
Service costs	$56,576	$37,049	$19,527	53%
Depreciation and amortization of intangible assets (2)	5,230	2,095	3,135	150%
Total cost of revenue	$61,806	$39,144	$22,662	58%
Gross profit	$176,459	$118,456	$58,003	49%
Gross margin	74%	75%
(1) Includes the results of Divvy from the acquisition date on June 1, 2021.

(2) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs.
Service costs increased by $19.5 million during fiscal 2021 compared to fiscal 2020, primarily due to the following:
•a $9.2 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $7.5 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel who were directly engaged in providing implementation and support services to our customers; and
•a $2.9 million increase in costs for consultants, temporary contractors, and shared overhead and other costs.
Gross margin decreased to 74% during fiscal 2021 from 75% during fiscal 2020, a decrease of 1% due primarily to the amortization of acquired developed technologies.
Research and Development Expenses
Research and development expenses increased $36.5 million, primarily due to the following:
•a $27.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings, and the acquisition of Divvy;
•a $4.9 million increase in costs for engaging consultants and temporary contractors who provided product development services; and
•a $4.5 million increase in shared overhead and other costs.
As a percentage of revenue, research and development expenses increased to 38% during fiscal 2021 from 34% during fiscal 2020, primarily due to the increase in stock-based compensation expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $22.9 million, primarily due to the following:
•an $11.4 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services, and the acquisition of Divvy;
•a $5.2 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our effort in promoting our products and services and in increasing brand awareness;
•a $4.5 million increase in rewards expense in connection with our rewards programs, whereby spending businesses earn rewards when they spend using cards issued to them; and
•a $1.8 million increase in shared overhead and other costs.
As a percentage of revenue, sales and marketing expenses during fiscal 2021 was consistent with fiscal 2020.

General and Administrative Expenses
General and administrative expenses increased by $74.7 million, primarily due to the following:
•a $44.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional executive employees and administrative personnel and the acquisition of Divvy;
•a $25.4 million increase in professional and consulting fees as we obtained additional external assistance to support certain corporate initiatives, including the acquisition of Divvy;
•a $4.3 million increase in provision for credit losses, money transfer license fees, shared overhead and other costs; and
•a $2.6 million increase in corporate insurance costs (mainly pertaining to costs associated with insurance policies for our directors and officers); partially offset by,
•a $2.5 million decrease in sales and use tax reserves.
As a percentage of revenue, general and administrative expenses increased to 54% during fiscal 2021 from 34% during fiscal 2020, primarily due to the increase in stock-based compensation expense and professional and consulting fees.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $6.9 million during fiscal 2021 as compared to fiscal 2020, primarily due to the amortization of intangible assets associated with the acquisition of Divvy.
Other (Expense) Income, Net
The change in other (expense) income, net during fiscal 2021 compared to fiscal 2020 was primarily due to the following:
•a $27.9 million increase in interest expense mainly due to the amortization of debt discount and issuance costs of our 2025 Notes;
•a $1.1 million decrease in interest income due to the decrease in interest rates; and
•a $0.7 million loss on revaluation of redeemable convertible preferred stock warrant liabilities that was reported during fiscal 2020, but none during fiscal 2021.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit minus depreciation and amortization of intangible assets, and stock-based compensation and related payroll taxes recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors' consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Year ended June 30,
	2022 (1)	2021 (2)	2020
Revenue	$641,959	$238,265	$157,600
Gross profit	$496,955	$176,459	$118,456
Add:
Depreciation and amortization of intangible assets (3)	39,508	5,230	2,095
Stock-based compensation and related payroll taxes	5,599	3,309	1,296
Non-GAAP gross profit	$542,062	$184,998	$121,847
Gross margin	77.4%	74.1%	75.2%
Non-GAAP gross margin	84.4%	77.6%	77.3%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

(2) Includes the results of Divvy from the acquisition date on June 1, 2021.

(3) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software cost.
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

	Year ended June 30,
	2022 (1)	2021 (2)	2020
Net cash (used in) provided by operating activities	$(18,093)	$4,623	$(4,430)
Purchases of property and equipment	(5,377)	(18,902)	(11,437)
Capitalization of internal-use software costs	(10,259)	(2,304)	(639)
Free cash flow	$(33,729)	$(16,583)	$(16,506)
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

(2) Includes the results of Divvy from the acquisition date on June 1, 2021.

Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.1 billion, and our lines of credit, of which we borrowed the maximum amount of $75.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. We have a total borrowing commitment of $75.0 million from our line of credit and have drawn the maximum amount as of June 30, 2022. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
A significant portion of our cash, cash equivalents, and short-term investments as of June 30, 2022 were derived from the public offering of our common stock and issuance of 2027 Notes in a private offering on September 24, 2021, in which we received combined aggregate net proceeds of approximately $1.9 billion, after deducting discounts, commissions and other offering costs.
We believe that our cash, cash equivalents, and available-for sale short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of the principal amount of the Notes in the event that the Notes become convertible and the noteholders opt to exercise their right to convert. We may also seek to raise additional capital from these offerings or financings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our line of credit as further discussed below. For additional discussion about our senior convertible notes and line of credit borrowings, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. For additional discussion about our operating leases and other commitments, refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2022 (1)	2021 (2)	2020
Net cash provided by (used in):
Operating activities	$(18,093)	$4,623	$(4,430)
Investing activities	(1,127,302)	(1,426,890)	(249,487)
Financing activities	2,878,566	1,639,583	863,126
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
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
Net cash used in operating activities was $18.1 million during fiscal 2022 compared to a net cash provided of $4.6 million during fiscal 2021. The net cash used during fiscal 2022 was due mainly to the timing of the payments for costs of our services and operating expenses, partially offset by the increase in our revenue.
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
Net Cash Used in Investing Activities
Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, business acquisitions, capitalization of internal-use software, and purchases of property and equipment. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired participation interests in card receivable balances.
Our net cash used in investing activities decreased to $1.1 billion during fiscal 2022 from $1.4 billion during fiscal 2021 due primarily to the increase in proceeds from maturities of corporate and customer short-term investments, partially offset by the increase in purchases of corporate and customer fund short-term investments, and increase in acquired participation interests in card receivables. Additionally, our payment to acquire Invoice2go during fiscal 2022 was lower compared to our payment to acquire Divvy during fiscal 2021.
Our net cash used in investing activities increased to $1.4 billion during fiscal 2021 from $249.5 million during fiscal 2020 due primarily to the increase in purchases of corporate and customer fund short-term investments, payment made to acquire Divvy, increase in acquired participation interests in card receivables, and increase in purchases of property and equipment; partially offset by the increase in proceeds from the maturities and sale of corporate and customer short-term investments.
Net Cash Provided by Financing Activities

Our cash proceeds from our financing activities consist primarily of proceeds from public offerings of our common stock, issuance of convertible notes, exercises of stock options, and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). In addition, our cash proceeds from our financing activities during fiscal 2020 included net proceeds from our IPO and follow-on offering. Our cash usage for our financing activities consists primarily of payments of costs related to public offerings of our common stock and issuance of debt. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.
Our net cash provided by financing activities increased to $2.9 billion during fiscal 2022 from $1.6 billion during fiscal 2021 due primarily to the proceeds from the public offering of our common stock and increase in customer funds liability.
Our net cash provided by financing activities increased to $1.6 billion during fiscal 2021 from $863.1 million during fiscal 2020 due primarily to the proceeds from the issuance of the 2025 Notes, increase in exercises of stock options, increase in employee purchases of common stock under our ESPP, and an increase in customer funds liability; offset by the purchase of Capped Calls in connection with the issuance of the 2025 Notes and repayment of our line of credit borrowings. Additionally, our cash from financing activities during fiscal 2020 included the net proceeds from our IPO and follow-on offering.
2027 Notes
On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027. The 2027 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025. The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2021 Revolving Credit Agreement
We have a total borrowing commitment of $75.0 million under the Class A facility of the 2021 Revolving Credit Agreement, of which we borrowed the maximum amount of $75.0 million as of June 30, 2022. Our 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to such agreement and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Credit Agreements, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on
Form10-K.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase participation interests in all card receivables from U.S. based card Issuing Banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $55.2 million as of June 30, 2022 and have not been recorded on our consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions was not material as of June 30, 2022.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of June 30, 2022.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting estimates are most important to understanding and evaluating our reported financial results.
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
Our implementation services, included in certain contracts with our financial institution customers, consist of the development of interfaces between our online platform and the financial institutions’ online platform. The financial institution’s customers cannot access online bill pay services until implementation is complete. As a result, initial implementation services are not capable of being distinct from subscription and transaction processing services, and are combined into a single performance obligation. We also evaluate the ability of financial institution customers to renew contracts without having to pay up-front implementation fees again to determine if it provides them a material right. Material rights, which have not been significant to date, are treated as separate performance obligations and are recognized over the expected period of benefit. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.

Business Combinations
We account for acquisitions using the acquisition method of accounting, which requires assigning the fair value of purchase consideration to the assets acquired and liabilities assumed by the acquiree at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquiree is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
Credit Losses on Acquired Card Receivables
We acquire card receivables pursuant to our contracts with certain Issuing Banks. The acquired card receivable portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. We establish an allowance for credit losses based on an estimate of uncollectible balances resulting from credit losses and such allowance could fluctuate depending on certain factors. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, we use models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of our reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. We use these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivable balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. Our models use past loss experience to estimate the probability of default and exposure at default by aged balances. We also estimate the likelihood and magnitude of recovery of previously written off card receivables based on historical recovery experience. Additionally, we evaluate whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts.
We review our assumptions periodically and the amount of allowance that we recorded may be impacted by actual performance of the acquired card receivables and changes in any of the assumptions used. In general, we write-off card receivables after the balance substantially becomes 120 days delinquent.
Customer Rewards
We offer a promotion program whereby users of our spend and expense management products can earn rewards based on the volume of their card transactions. Users can redeem those rewards for cash, travel, and gift cards, among other things. We establish a rewards liability that represents management’s estimate of the cost for earned rewards. The portion of our liability related to points earned is determined based on an estimate of the redemption cost and an estimate of expected redemption (net of breakage). Our estimated liability could fluctuate based on the changes on the input used to make our estimate.
Stock-based Compensation
Stock-based compensation expense related to stock option awards and purchase rights issued under our Employee Stock Purchase Plan (ESPP) is measured at fair value on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense related to market-based RSU awards is measured at fair value on the date of grant using the Monte Carlo simulation model. Stock-based compensation expense for performance-based awards is measured at fair value on the date of grant using the Black-Scholes valuation option-pricing model or other valuation technique depending on the nature of the award. Awards that are classified as liabilities are remeasured at fair value at the end of each reporting period. These valuation methods require inputs that are based on estimates, which are highly subjective.
Estimates used in the Black-Scholes option-pricing model include:
Expected term – represents the period that stock option awards are expected to be outstanding. The expected term for stock option awards is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
Expected volatility – represents the historical volatility of our common stock. The expected volatility that we used for stock option awards assumed in an acquisition was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the lifecycle or area of specialty.
Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of stock option awards for periods corresponding with the expected term of the option.
Expected dividend yield – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock.
Estimates used in the Monte Carlo simulation model include (i) expected volatility, (ii) risk-free interest rate, and (iii) performance period of the market-based RSU award.:
We recognize the compensation costs for stock option awards, purchase rights issued under our ESPP, market-based RSUs over the requisite service period of the awards, which is generally the vesting term, reduced for estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the forfeiture rate based on the historical experience. We recognize compensation costs for performance-based awards over the vesting period if it is probable that the performance condition will be achieved.

Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2022.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts. Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. Our customer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. As a secondary objective, we seek to maximize interest income. Our customer funds assets are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers slightly increased to 0.29% during fiscal 2022 compared to 0.27% during fiscal 2021 due primarily to the changes in the short-term interest rate environment during fiscal 2022.
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
We are also exposed to interest-rate risk relating to borrowings from our line of credit. As of June 30, 2022, we borrowed the maximum commitment amount of $75.0 million from our line of credit. Because the interest rate on our borrowings is indexed to LIBOR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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
Inflation Risk
We do not believe that inflation had a material effect on our cash flows and operating results during fiscal 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bill.com Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bill.com Holdings, Inc. (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2022 expressed an unqualified opinion thereon.
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
As discussed in Note 1 to the consolidated financial statements, funds held for customers and the corresponding customer fund deposits liability represent the Company’s contractual obligations to remit funds to customers or customers’ suppliers, to satisfy customers’ fund obligations and are recorded as an asset and corresponding liability at the time the Company collects funds from customers or on behalf of customers. At June 30, 2022, the Company reported a funds held for customers and corresponding customer fund deposit liability of $3.1 billion. The Company processes a high volume of transactions comprising of funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers.
Auditing the funds held for customers and corresponding customer fund deposits liability was complex and involved increased audit effort due to the subjectivity in applying audit procedures, the significance of the balances, and the high volume of transactions and the complexity of the account reconciliations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s funds held for customers and customer funds deposits. For example, we tested controls over management’s review of the completeness and accuracy of the account reconciliations.
To test the funds held for customers and corresponding customer fund deposits liability, our audit procedures included, among others, obtaining external confirmations for the cash and investment balances and testing the account reconciliations. We sampled funding and disbursement transactions prior to and subsequent to period end and evaluated whether funds were properly included or excluded from the funds held for customers and customer fund deposit balances and evaluated the aging of balances. We evaluated the reasonableness of the customer fund deposits liability balance by performing analytical procedures using transactional data for a period of time prior to and subsequent to period end.

Valuation of an Acquired Customer Relationships Intangible Asset
Description of the Matter
As described in Note 3 to the consolidated financial statements, in September 2021, the Company completed the acquisition of Invoice2go for net consideration of $674.3 million. The transaction was accounted for as a business combination. The Company’s accounting for the acquisition included determining the fair value of an acquired customer relationships intangible asset.
Auditing the Company's accounting for its acquisition of Invoice2go was complex due to the significant estimation in determining the fair value of the customer relationships intangible asset of $61 million. The significant estimation was primarily due to the judgmental nature of the underlying significant assumptions of the valuation method used to measure the fair value of the customer relationships intangible asset, as well as the sensitivity of the fair value to the underlying significant assumptions. The Company used an income approach by applying the discounted cash flow method to measure the fair value of the customer relationships. The significant assumptions used to estimate the fair value of the customer relationships included projected revenue and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the fair value of the acquired customer relationships intangible asset. For example, we tested controls over management’s review of the valuation of the customer relationships intangible asset, including the review of the valuation method and the significant assumptions used in the valuation, as described above.
To test the fair value of the customer relationships intangible asset, our audit procedures included, among others, evaluating the appropriateness of the Company's selected valuation method, evaluating the reasonableness of the projected revenue and discount rate and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions described above. For example, we evaluated the projected revenue by comparing it to the historical results of the acquired business. We evaluated the discount rate by comparing the rate to those of the acquired business’s weighted average cost of capital, internal rate of return and weighted-average return on assets. We also performed sensitivity analyses of the significant assumptions described above to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.
San Francisco, California
August 22, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bill.com Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bill.com Holdings, Inc.’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Bill.com Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Invoice2go, Inc., which is included in the June 30, 2022 consolidated financial statements of the Company and constituted 5% and 11% of total and net assets, respectively, as of June 30, 2022 and 5% and 6% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Invoice2go, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 22, 2022 expressed an unqualified opinion thereon.
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
San Francisco, California
August 22, 2022

BILL.COM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,596,542	$509,615
Short-term investments	1,108,493	655,314
Accounts receivable, net	24,045	18,222
Acquired card receivables, net	256,392	147,093
Prepaid expenses and other current assets	151,258	67,195
Funds held for customers	3,142,660	2,208,598
Total current assets	6,279,390	3,606,037
Non-current assets:
Operating lease right-of-use assets, net	76,445	71,925
Property and equipment, net	56,985	48,902
Intangible assets, net	432,583	417,341
Goodwill	2,362,893	1,772,043
Other assets	47,730	52,925
Total assets	$9,256,026	$5,969,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,948	$11,904
Accrued compensation and benefits	29,004	20,287
Deferred revenue	31,868	12,848
Other accruals and current liabilities	120,080	72,022
Borrowings from credit facilities, net	75,097	—
Customer fund deposits	3,142,660	2,208,598
Total current liabilities	3,408,657	2,325,659
Non-current liabilities:
Deferred revenue	2,159	2,926
Operating lease liabilities	82,728	86,639
Borrowings from credit facilities, net	—	79,534
Convertible senior notes, net	1,697,985	909,847
Other long-term liabilities	20,803	34,978
Total liabilities	5,212,332	3,439,583
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 shares authorized; 104,731 and 94,504 shares issued and outstanding at June 30, 2022 and 2021, respectively	2	2
Additional paid-in capital	4,598,737	2,777,155
Accumulated other comprehensive loss	(10,217)	(100)
Accumulated deficit	(544,828)	(247,467)
Total stockholders' equity	4,043,694	2,529,590
Total liabilities and stockholders' equity	$9,256,026	$5,969,173
See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2022	2021	2020
Revenue	$641,959	$238,265	$157,600
Cost of revenue
Service costs	105,496	56,576	37,049
Depreciation and amortization of intangible assets (1)	39,508	5,230	2,095
Total cost of revenue	145,004	61,806	39,144
Gross profit	496,955	176,459	118,456
Operating expenses
Research and development	219,818	89,503	52,996
Sales and marketing	307,151	67,935	45,070
General and administrative	241,174	128,116	53,450
Depreciation and amortization of intangible assets (1)	45,630	4,872	1,138
Total operating expenses	813,773	290,426	152,654
Loss from operations	(316,818)	(113,967)	(34,198)
Other income (expense), net	(13,861)	(25,370)	3,160
Loss before (benefit from) provision for income taxes	(330,679)	(139,337)	(31,038)
(Benefit from) provision for income taxes	(4,318)	(40,617)	53
Net loss	$(326,361)	$(98,720)	$(31,091)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.21)	$(1.19)	$(0.70)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	101,753	82,813	44,106
(1) Depreciation expense does not include amortization of capitalized internal-use software costs.

See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended June 30,
	2022	2021	2020
Net loss	$(326,361)	$(98,720)	$(31,091)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments in available-for-sale securities	(10,117)	(2,520)	2,094
Comprehensive loss	$(336,478)	$(101,240)	$(28,997)
See accompanying notes to consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	52,435	$276,307	8,154	$1	$14,672	$326	$(117,656)	$(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	4,330	—	307,512	—	—	307,512
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,298	—	13,460	—	—	13,460
Issuance of common stock upon exercise of stock warrants	—	—	121	—	144	—	—	144
Stock-based compensation	—	—	—	—	18,064	—	—	18,064
Other comprehensive income	—	—	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	—	—	(31,091)	(31,091)
Balance at June 30, 2020	—	—	79,635	2	857,044	2,420	(148,747)	710,719
Issuance of common stock as consideration for an acquisition, net of issuance costs	—	—	10,767	—	1,603,031	—	—	1,603,031
Fair value of replacement awards	—	—	—	—	55,275	—	—	55,275
Equity component of 2025 Notes, net of issuance costs and taxes	—	—	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,656	—	26,981	—	—	26,981
Issuance of common stock under the employee stock purchase plan	—	—	446	—	8,864	—	—	8,864
Stock-based compensation	—	—	—	—	68,754	—	—	68,754
Other comprehensive loss	—	—	—	—	—	(2,520)	—	(2,520)
Net loss	—	—	—	—	—	—	(98,720)	(98,720)
Balance at June 30, 2021	—	—	94,504	2	2,777,155	(100)	(247,467)	2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	—	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for the acquisition, net of issuance costs	—	—	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,283	—	34,024	—	—	34,024
Issuance of common stock under the employee stock purchase plan	—	—	82	—	12,849	—	—	12,849
Purchase of capped calls	—	—	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	—	—	201,573	—	—	201,573
Other comprehensive loss	—	—	—	—	—	(10,117)	—	(10,117)
Net loss	—	—	—	—	—	—	(326,361)	(326,361)
Balance at June 30, 2022	—	—	$104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
See accompanying notes to consolidated financial statements

BILL.COM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2022	2021		2020
Cash flows from operating activities:
Net loss	$(326,361)	$(98,720)		$(31,091)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	197,157	68,290		18,064
Amortization of intangible assets	75,977	5,659		—
Depreciation and amortization	9,161	4,443		3,233
Amortization of capitalized internal-use software costs	2,366	907		1,024
Amortization of debt discount (accretion of debt premium) and issuance costs	4,777	27,531		—
Amortization of premium (accretion of discount) on investments in marketable debt securities	11,386	4,692		(3,815)
Provision for losses on acquired card receivables	19,879	741		—
Non-cash operating lease expense	8,601	3,813		—
Deferred income taxes	(4,075)	(40,617)		—
Other	(726)	—		717
Changes in assets and liabilities:
Accounts receivable	(3,032)	(6,535)		(1,608)
Prepaid expenses and other current assets	(12,970)	706		(10,434)
Other assets	5,105	(12,525)		(4,928)
Accounts payable	(3,771)	7,417		(1,596)
Other accruals and current liabilities	7,460	22,980		9,755
Operating lease liabilities	(7,877)	8,395		—
Other long-term liabilities	(6,749)	592		12,991
Deferred revenue	5,599	6,854		3,258
Net cash (used in) provided by operating activities	(18,093)	4,623		(4,430)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(144,349)	(556,090)		—
Purchases of corporate and customer fund short-term investments	(2,801,697)	(2,070,296)		(1,088,611)
Proceeds from maturities of corporate and customer fund short-term investments	1,902,474	1,104,532		806,000
Proceeds from sale of corporate and customer fund short-term investments	55,744	142,665		46,159
Increase in acquired card receivables and other	(130,537)	(26,495)		(959)
Purchases of property and equipment	(5,377)	(18,902)		(11,437)
Capitalization of internal-use software costs	(10,259)	(2,304)		(639)
Proceeds from beneficial interest	6,699	—		—
Net cash used in investing activities	(1,127,302)	(1,426,890)		(249,487)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	1,341,122	—		—
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	560,075	1,129,379		—
Purchase of capped calls	(37,893)	(87,860)		—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—		225,481
Proceeds from issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—		308,176
Increase in customer fund deposits liability and other	970,889	563,291		314,937
Proceeds from line of credit borrowings	37,500	—		2,300
Payments on line of credit and bank borrowings	(40,000)	(2,300)		—
Proceeds from exercise of stock options	34,024	28,209		12,232
Proceeds from issuance of common stock under the employee stock purchase plan	12,849	8,864		—
Net cash provided by financing activities	2,878,566	1,639,583		863,126
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(149)	—		—
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,733,022	217,316		609,209
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	1,809,693	1,592,377		983,168
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,542,715	$1,809,693		$1,592,377
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,596,542	$509,615		$573,643
Restricted cash included in other current assets	85,252	10,977		35
Restricted cash included in other assets	6,724	6,875		—
Restricted cash and restricted cash equivalents included in funds held for customers	1,854,197	1,282,226		1,018,699
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,542,715	$1,809,693		$1,592,377
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,867	$112		$174
Noncash investing and financing activities:
Fair value of shares issued as consideration for acquisition	$488,494	$1,603,543		$—
Fair value of stock-based awards assumed in acquisition	$21,724	$55,275		$—
Recognition of beneficial interest	$4,690	$—	$—	$—
Payable on purchases of property and equipment	$1,936	$664		$—
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$—		$276,307
Reclassification of redeemable convertible preferred stock warrant liabilities into additional paid-in capital upon initial public offering	$—	$—		$1,405
Receivable from broker-assisted exercises of stock options	$—	$—		$1,228
Accrued stock and debt issuance costs	$—	$120		$664
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
The Company is a provider of software-as-a-service, cloud-based payments and spend and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows and improve back office efficiency.
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
Reclassification
Certain accounts in the prior period consolidated statements of operation were reclassified to conform with the current year presentation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to useful lives of long-lived assets; capitalization of internal-use software costs; incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities; the estimate of credit losses on accounts receivable, acquired card receivables and other financial assets; accrual for rewards; variable consideration used in revenue recognition for certain contracts; benefit periods used to amortize deferred commissions; reserve for losses on funds held for customers; inputs used to value certain stock-based compensation awards; inputs used to estimate beneficial interest derivative on card receivables sold, and valuation of deferred income tax assets. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Funds held for customers and customer fund deposits
Funds held for customers and the corresponding liability on customer fund deposits represent funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers. Generally, these funds held for customers are initially deposited in separate bank accounts until remitted to the customers’ suppliers or to the customers. Funds held for customers also include amounts that are held by or deposited into the accounts of payment processing companies and receivables from customers. The funds held for customers are restricted for the purpose of satisfying the customers’ fund obligations and are not available for general business use by the Company. The Company partially invests funds held for customers in highly liquid investments with maturities of three months or less and in marketable debt securities with maturities of more than three months up to thirteen months at the time of purchase. Funds held for customers that are invested in marketable debt securities are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive (loss) income on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company contractually earns interest on funds held for customers with associated counterparties.

Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents consist of cash in banks, highly liquid investments with maturities of three months or less at the time of purchase, and securities purchased under overnight reverse repurchase agreements.
Restricted cash consists of (i) amounts restricted under deposit account control agreements, (ii) minimum cash balances that are required to be maintained by certain banks, (iii) cash collateral required by the Company’s lessors to satisfy letter of credit requirements under its lease agreements, (iv) cash collateral required by a bank in connection with the Company’s money transmission activities, and (v) cash in bank and cash deposits held by payment processing companies included in funds held for customers.
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
Short–term investments
The Company invests excess cash in marketable debt securities with maturities of more than three months. These securities are classified as available-for-sale and recorded at fair value. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. After consideration of risk versus reward attributes and liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets. Unrealized gains or losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. An impairment loss is recognized when the decline in fair value of the marketable debt securities is determined to be other than temporary. The Company periodically evaluates its investments to determine if impairment charges are required. The Company determined that there was no other-than-temporary impairment on short-term investments during the years ended June 30, 2022, 2021 and 2020.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, acquired card receivables, and card receivables held for sale (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents, and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound with minimal credit risk.
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets is recognized, if material. As of June 30, 2022 and 2021, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $5.8 million and $1.9 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 15).
There were no customers that exceeded 10% of the Company’s total revenue during the years ended June 30, 2022, 2021 and 2020.
Foreign Currency
The Company has a foreign subsidiary whose functional currency is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other (expense) income, net in the accompanying statements of operations.

Accounts receivable and unbilled revenue
Accounts receivable, which consist primarily of fees from customers, including accounting firm and financial institution customers, are recorded at the invoiced amount, net of an allowance for credit losses. Unbilled revenue is recorded based on amounts that the Company expects to invoice to customers in the subsequent period. The allowance for credit losses related to accounts receivable and unbilled revenue is based on the Company’s assessment of the collectability of the receivables. The Company regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. For all periods presented, the allowance for credit losses related to accounts receivable and unbilled revenue was not material.
Acquired card receivables
The portfolios of acquired card receivables are commercial accounts diversified across various geographies and industries. The Company manages credit risk based on common risk characteristics including macroeconomic factors such as unemployment rates and financial condition of the users of the spend and expense management application.
Acquired card receivables are reported at their principal amounts and include uncollected fees outstanding net of allowance for credit losses. Acquired card receivables are deemed to be held for investment when such receivables are not acquired specifically for resale.
As part of the onboarding process, users of the Company’s free spend and expense management application are provided with a credit limit subject to a credit policy and underwriting process which is periodically re-performed based on risk indicators and the size of the credit limit.
Spending businesses may over fund their accounts through payments in excess of the outstanding balance. Such over funded amounts are recorded as prepaid card deposits, which are included in other accruals and current liabilities in the accompanying consolidated balance sheets.
Acquired card receivables represent amounts due on card transactions integrated with the spend and expense management application. The Company is contractually obligated to purchase all card receivables from U.S. based card Issuing Banks (Issuing Banks) including authorized transactions that have not cleared at the Issuing Banks. Acquired card receivables are recorded at the time a transaction clears the Issuing Banks and generally payment for the card receivables is made on the day the transaction clears the Issuing Banks.
The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for credit losses reflects the Company’s estimate of uncollectible balances resulting from credit and fraud losses and is based on the determination of the amount of expected losses inherent in the acquired card receivable as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, the Company uses models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. The Company uses these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivable balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. The Company’s models use past loss experience to estimate the probability of default and exposure at default by aged balances. The Company also estimates the likelihood and magnitude of recovery of previously written off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts. In general, acquired card receivables are written off after substantially the entire balance becomes 120 days delinquent. Assumptions regarding expected losses are reviewed periodically and may be impacted by actual performance of the acquired card receivables and changes in any of the factors discussed above. As of June 30, 2022 and 2021, the allowance for potential credit losses on acquired card receivables shown on the consolidated balance sheets totaled $5.4 million and $1.7 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 15).
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
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally one to four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.
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
Intangible Assets
The Company generally recognizes assets for customer relationships, developed technology, and finite-lived trade names from an acquisition. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, generally from 3 to 10 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and trade names is recognized in sales and marketing expenses.
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

Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value.
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
Based on management's assessment, the Company did not recognize any impairment losses on its goodwill, finite-lived intangible assets, or other long-lived assets during the periods presented herein.
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
Accrued Rewards
Spending businesses participate in rewards programs based on card transactions. The Company records a rewards liability that represents the estimated cost for rewards owed to spending businesses. Rewards liabilities are impacted over time by redemption costs and by spending businesses meeting eligibility requirements. Changes in the rewards liabilities during the period are recognized as an increase or decrease to sales and marketing expense in the accompanying consolidated statements of operations. The accrued rewards liability, which was $36.2 million and $19.2 million as of June 30, 2022 and 2021, respectively, is included in other accruals and current liabilities in the accompanying consolidated balance sheets. The rewards expense, which was $95.2 million and $4.5 million during the years ended June 30, 2022 and 2021, respectively, is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Revenue recognition
Arrangements with SMBs and Accounting Firms
The Company enters into contracts with SMB and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears or upfront, or annual arrangements paid up front. The Company charges its SMB and accounting firm customers subscription fees for access to its platform either based on the number of users or per customer account and the level of service. The Company generally also charges these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company’s website.
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
Arrangements with Spending Businesses
The Company facilitates the extension of credit to spending businesses through the Divvy product in the form of Divvy cards, which are originated through agreements with its Issuing Banks. The agreements with the Issuing Banks allow for card transactions on the MasterCard and Visa networks. Spending businesses utilize the credit on the Divvy cards as a means of payment for goods and service provided by their suppliers. For each transaction, the suppliers are required to pay interchange fees to the issuer of the credit. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of rebates received from the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements.
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
Deferred costs
Deferred costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred service costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Sales commissions paid on renewals are not material and are not commensurate with sales commissions paid on the initial contract. Deferred sales commissions are amortized ratably over 4 to 10 years, taking into consideration the initial contract term and expected renewal periods. Deferred service costs are amortized ratably over the estimated benefit period of the capitalized costs starting on the go-live date of the service.
Service Costs
Service costs consist primarily of personnel-related costs, including stock-based compensation expenses, for the Company’s customer success and payment operations teams, outsourced support services for our customer success team, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments, such as ACH, check and cross-border wires), direct and amortized costs for implementing and integrating the Company’s platform into the customers’ systems, costs for maintaining, optimizing, and securing the Company’s cloud payments infrastructure, amortization of capitalized internal-use software, fees on the investment of customer funds, and allocation of overhead costs.
Research and development
Costs incurred in research and development, excluding development costs eligible for capitalization as internal-use software, are expensed as incurred.
Stock-based compensation
The Company measures stock-based compensation for stock options and purchase rights issued under the Employee Stock Purchase Plan (ESPP) at fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures stock-based compensation for restricted stock units (RSUs) and market-based RSUs based on the closing price of the Company’s stock and using the Monte Carlo simulation model, respectively, on the date of grant. The Company measures stock-based compensation for performance-based awards at fair value on the date of grant by using the Black-Scholes valuation option-pricing model or other valuation technique depending on the nature of the award. Awards that are classified as liabilities are remeasured at fair value at the end of each reporting period.
The Company recognizes compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of four years for stock options and RSUs, the offering period of one year for purchase rights under the ESPP, and the requisite period of one to three years for market-based RSUs. Stock compensation costs are reduced by the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the forfeiture rate based on its historical experience for annual grant years where the majority of the vesting terms have been satisfied. The Company recognizes compensation costs for performance-based awards over the vesting period if it is probable that the performance condition will be achieved.
The Black-Scholes option-pricing model and Monte Carlo simulation model require the use of highly subjective assumptions which determine the fair value of stock-based awards.
The main assumptions used in the Black-Scholes option-pricing model include:
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
The main assumptions used in the Monte Carlo simulation model include (i) expected volatility, (ii) risk-free interest rate, and (iii) performance period of the market-based RSU award, which represents the period that the Company's stock price condition has to be achieved in order for the award to vest.
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2022, 2021 and 2020 were $29.4 million, $8.5 million and $5.8 million, respectively.
Income taxes
The Company accounts for income taxes using the asset and liability method, which requires that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the Company's assets and liabilities, net operating loss (NOL) and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.
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

For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. The Company early-adopted this ASU on October 1, 2021, retrospectively to September 1, 2021, the date of the Company’s acquisition of Invoice2go, Inc. (Invoice2go), the Company’s only acquisition since July 1, 2021, the beginning of the fiscal year of adoption.

The adoption of ASU 2021-08 resulted in an increase in deferred revenue assumed and a related increase to goodwill as of September 1, 2021 with a consequent increase in revenue during the year ended June 30, 2022, in connection with the Invoice2go acquisition.

The adoption of ASU 2021-08 had the following impact on the Company's previously reported interim condensed consolidated balance sheet as of the periods presented (in thousands):

	As previously reported, September 30, 2021	ASU 2021-08 adjustments	As adjusted, October 1, 2021
Assets
Goodwill	$2,354,812	$8,278	$2,363,090
Liabilities and Stockholders' Equity
Current liabilities:
Deferred revenue	$21,328	$8,080	$29,408
Non-current liabilities:
Deferred income tax liability	$3,877	$(1,228)	$2,649
Stockholders' equity:
Accumulated deficit	$(294,152)	$1,426	$(292,726)

The adoption of ASU 2021-08 had the following impact on the Company's previously reported interim condensed consolidated statement of operations for the period presented (in thousands):

	As previously reported, three months ended September 30, 2021	ASU 2021-08 adjustments	As adjusted, three months ended September 30, 2021
Revenue	$116,403	$1,946	$118,349
Benefit from income taxes	$(3,941)	$520	$(3,421)
Net loss	$(75,685)	$1,426	$(74,259)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$0.01	$(0.78)

These adjustments are reflected in the Company’s consolidated statement of operations during the year ended June 30, 2022.

On July 1, 2021, the Company early-adopted FASB ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments. Under this ASU, the embedded conversion features are not required to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and a convertible preferred stock is accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method. The use of the "if-converted" method will not impact the Company's diluted earnings per share because of the Company's net losses.

The Company elected to follow the modified retrospective method upon adopting this ASU with respect to the 2025 Notes, which is the convertible debt that existed at that date. As a result of the adoption, the Company accounts for the 2025 Notes as a single liability and no longer separately accounts for the liability and equity components. The adoption of this ASU also resulted in the derecognition of a deferred tax liability, which represented a basis difference in the face value of the 2025 Notes due to the previous allocation of a portion of the proceeds to the equity component. Additionally, the Company recorded a cumulative adjustment to decrease the beginning balance of the accumulated deficit at July 1, 2021, which represented a reduction in previously recorded amortization of debt discount through June 30, 2021. The following table summarizes the adjustments made to the consolidated balance sheet as of July 1, 2021 as a result of applying the modified retrospective method in adopting this ASU:

		ASU 2020-06 adjustments
	As previously reported, June 30, 2021	Account for the 2025 Notes as single liability	Cumulative effect of adjustments	As adjusted, July 1, 2021
Convertible senior notes, net (2025 Notes)	$909,847	$247,231	$(25,316)	$1,131,762
Deferred income tax liability (1)	$9,090	$(2,165)	$(3,684)	$3,241
Additional paid-in capital	$2,777,155	$(245,066)	$—	$2,532,089
Accumulated deficit	$(247,467)	$—	$29,000	$(218,467)

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

On July 1, 2021, the Company adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test that required a calculation of the implied fair value of goodwill following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Accordingly, a goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Not Yet Adopted
In March 2022 the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires a company to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU is effective for the Company beginning July 1, 2023, and shall be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which may be applied following a modified retrospective method. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the consolidated financial statements and related disclosures.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The Company’s customers include small and midsize businesses (SMB), accounting firms, and financial institutions. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by customer category, and revenue from interest on funds held for customers (in thousands).

	Year ended June 30,
	2022	2021	2020
Small-to-midsize business, accounting firm customers and other	$603,171	$218,227	$126,035
Financial institution customers	30,194	14,028	10,370
Subscription and transaction fees	633,365	232,255	136,405
Interest on funds held for customers	8,594	6,010	21,195
Revenue	$641,959	$238,265	$157,600

Deferred revenue

Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the year ended June 30, 2022, the Company recognized $13.0 million of revenue that was included in the deferred revenue balance as of June 30, 2021.

Remaining performance obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $150.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 66% within two years and 34% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Unbilled revenue

Unbilled revenue, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $11.4 million and $8.1 million as of June 30, 2022 and 2021, respectively.

Deferred costs
Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2022	2021
Deferred sales commissions:
Current	$5,460	$4,169
Non-current	9,187	6,542
Total deferred sales commissions	$14,647	$10,711
Deferred service costs:
Current	$1,706	$1,539
Non-current	13,862	15,260
Total deferred service costs	$15,568	$16,799
The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions, which is included in sales and marketing in the accompanying consolidated statements of operations, was $5.2 million, $3.6 million and $2.3 million during the years ended June 30, 2022, 2021 and 2020, respectively. The amortization of deferred service costs, which is included in the service costs in the accompanying consolidated statements of operations, was $1.6 million, $0.6 million and $0.4 million during the years ended June 30, 2022, 2021 and 2020, respectively.
NOTE 3 – BUSINESS COMBINATION

Fiscal 2022 acquisition

On September 1, 2021, the Company acquired 100% of the outstanding equity interests of Invoice2go. The results of Invoice2go's operations have been included in the accompanying consolidated financial statements since the acquisition date. Invoice2go provides mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Invoice2go has operations in the U.S. and in Australia, and serves a large global customer base of SMBs. The acquisition of Invoice2go will enhance the Company’s ability to provide an expanded product solution to enable SMBs to manage accounts payable, corporate card spend, and accounts receivable all in one place. Additionally, the acquisition will expand the market opportunity for the Company by offering Invoice2go's product to its existing customers and network members and vice versa.

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

The preliminary fair values allocated to the identifiable intangible assets (in thousands) and their estimated useful lives are as follows:

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

The $585.4 million goodwill is attributable primarily to the expected synergies and economies of scale expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes. As a result of ASU 2021-08 adoption on October 1, 2021, retrospectively to September 1, 2021, the Company recorded adjustments of $8.0 million to increase goodwill and deferred revenue, and an immaterial amount to deferred income tax liability. The amounts recorded as measurement period adjustments from the acquisition date through June 30, 2022 were not material.

The Company recognized $3.7 million of acquisition-related costs that were expensed during the year ended June 30, 2022. These costs are shown as part of general and administrative expenses in the accompanying consolidated statements of operations.

The amount of Invoice2go’s revenue and net loss, which includes amortization of intangible assets, from the acquisition date of Invoice2go that were included in the Company’s consolidated statements of operations during the year ended June 30, 2022 were approximately $32.9 million and $32.0 million, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma information below summarizes the combined results (in thousands) of the Company and Invoice2go as if the Company’s acquisition of Invoice2go closed on July 1, 2020, but does not necessarily reflect the combined actual results of operations of the Company and Invoice2go that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Invoice2go, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the year ended June 30, 2022 was adjusted to exclude nonrecurring acquisition-related costs of $19.0 million. The pro forma net loss for the year ended June 30, 2021 was adjusted to exclude nonrecurring acquisition-related costs of $20.6 million.

	Year ended June 30,
	2022	2021
Revenue	$648,476	$274,842
Net loss	$(327,136)	$(149,003)

Fiscal 2021 acquisition

On Jun 1, 2021, the Company acquired 100% of the outstanding equity interests of DivvyPay, Inc. (Divvy). The results of Divvy’s operations have been included in the consolidated financial statements since the acquisition date. Divvy offers a cloud-based spend management application and smart corporate cards to SMBs in the U.S. The acquisition of Divvy will enhance the Company’s ability to provide an expanded solution to enable SMBs to manage accounts payable, corporate card spend, and accounts receivable all in one place. Additionally, the acquisition will expand the market opportunity for the Company by offering a spend management application combined with smart corporate cards to its existing customers and network members.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

The fair values allocated to the identifiable intangible assets (in thousands) and their estimated useful lives are as follows:

	Fair value	Weighted average useful life (in years)
Customer relationships	$198,000	10.0
Developed technology	191,000	6.0
Trade name	34,000	3.0
Total	$423,000	7.6

Following the acquisition of Divvy, the Company had a period of not more than 12 months to finalize the fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and indemnification asset related to certain assumed liabilities at the acquisition date. During the 12-month measurement period, the Company remeasured the fair value of the leases acquired and the replacement stock based awards included in the purchase consideration. The effect of these measurement period adjustments resulted in a decrease of goodwill by $2.7 million. There were no other material adjustments made during the 12-month measurement period related to the acquisition of Divvy.
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
The $1.8 billion goodwill is attributable primarily to the expected synergies and economies of scale expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. Goodwill is not expected to be deductible for income tax purposes.
As of the acquisition date, the fair value of card receivables held for sale, which approximates the gross contractual amount, was $12.7 million. These receivables were substantially settled as of June 30, 2021.
Pursuant to the terms of the merger agreement, the Company recognized an indemnification asset of $13.4 million and $20.4 million related to certain assumed liabilities at the acquisition date as of June 30, 2022 and 2021, respectively. The indemnification asset was measured and recognized on the same basis and at the same time as the indemnified liabilities.
The Company recognized $15.5 million of acquisition-related costs that were expensed during the year ended June 30, 2021. These costs are shown as part of general and administrative expenses in the accompanying consolidated statements of operations.
The amounts of Divvy’s total revenues and net loss that were included in the Company’s consolidated statement of operations from the acquisition date through June 30, 2021 were $10.3 million and $11.4 million, respectively.

Unaudited Pro Forma Financial Information
The unaudited pro forma information does not necessarily reflect the actual results of operations of the combined entities that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Divvy, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the year ended June 30, 2021 was adjusted to exclude nonrecurring acquisition related costs of $2.3 million. The pro forma net loss for the year ended

Jun 30, 2020 was adjusted to include nonrecurring acquisition-related costs of $75.3 million. Below is the unaudited pro forma financial information of the combined results of operations of the Company and Divvy as if the acquisition occurred on July 1, 2019 (in thousands).

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

The following tables set forth the fair value of assets that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	June 30, 2022
	Level 1	Level 2		Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,424,259	$—		$—	$1,424,259
Corporate bonds	—	11,430		—	11,430
	1,424,259	11,430		—	1,435,689
Short-term investments:
Corporate bonds	—	597,204		—	597,204
U.S. treasury securities	421,728	—		—	421,728
Asset-backed securities	—	51,406		—	51,406
Certificates of deposit	—	38,155		—	38,155
	421,728	686,765		—	1,108,493
Funds held for customers:
Restricted cash equivalents
Money market funds	34,703	—		—	34,703
Corporate bonds	—	133,557		—	133,557
	34,703	133,557	—	—	168,260
Short-term investments
Corporate bonds	—	807,685		—	807,685
Certificates of deposit	—	397,533		—	397,533
Municipal bonds	—	6,516		—	6,516
Asset-backed securities	—	69,912		—	69,912
U.S. treasury securities	3,072	—		—	3,072
	3,072	1,281,646		—	1,284,718
Beneficial interest derivative on card receivables sold	—	—		398	398
Total assets measured at fair value	$1,883,762	$2,113,398		$398	$3,997,558

	June 30, 2021
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$365,550	$—		$—		$365,550
Corporate bonds	—	15,499		—		15,499
	365,550	15,499		—		381,049
Short-term investments:
Corporate bonds	—	466,459		—		466,459
U.S. treasury securities	155,674	—		—		155,674
Asset-backed securities	—	26,406		—		26,406
Certificates of deposit	—	6,775		—		6,775
	155,674	499,640	—	—	—	655,314
Funds held for customers:
Restricted cash equivalents
Money market funds	6,887	—		—		6,887
Corporate bonds	—	79,435		—		79,435
	6,887	79,435		—	—	86,322
Short-term investments
Corporate bonds	—	516,350		—		516,350
Certificates of deposit	—	326,927		—		326,927
Municipal bonds	—	42,957		—		42,957
Asset-backed securities	—	25,085		—		25,085
U.S. treasury securities	3,009	—		—		3,009
	3,009	911,319		—		914,328
Beneficial interest derivative on card receivables sold	—	—		2,252		2,252
Total assets measured at fair value	$531,120	$1,505,893		$2,252		$2,039,265
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

The initial and recurring fair value of the beneficial interest derivative on card receivables sold is estimated using a discounted cash flow model, which uses Level 3 inputs including a discount rate and a default rate. The default rate estimate is based upon the expected transferred card receivables that will ultimately default. The default rate is calculated using historical trends and ages of the outstanding card receivable balances. The default rate did not have a material impact in the estimation of fair value of the beneficial interest derivative as of June 30, 2022 and 2021. Other inputs, such as the discount rate and expected repayments, are generally considered but had no material impact in the estimation of fair value of the beneficial interest derivative as of June 30, 2022 and 2021. A ten percent increase or decrease in the discount rate or default rate used would not result in a significantly higher or lower fair value measurement.

The Company has $575 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of June 30, 2022. The Company carries the Notes at par value, less the unamortized debt discount and issuance costs in the accompanying consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $446.4 million and $1.19 billion, respectively, as of June 30, 2022. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.
NOTE 5 – SHORT-TERM INVESTMENTS
Short-term investments consisted of the following as of the dates presented (in thousands):

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$601,987	$3	$(4,786)	$597,204
U.S. treasury securities	424,644	1	(2,917)	421,728
Asset-backed securities	51,622	—	(216)	51,406
Certificates of deposit	38,155	—	—	38,155
	$1,116,408	$4	$(7,919)	$1,108,493

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$466,403	$111	$(55)	$466,459
U.S. treasury securities	155,663	16	(5)	155,674
Asset-backed securities	26,391	16	(1)	26,406
Certificates of deposit	6,775	—	—	6,775
	$655,232	$143	$(61)	$655,314
The amortized cost and fair value amounts include accrued interest receivable of $3.0 million and $2.5 million at June 30, 2022 and 2021, respectively. See Note 4 for additional information about the fair value measurement of short-term investments.
As of June 30, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $961.8 million and $146.7 million, respectively, or 87% and 13%, respectively, of the Company’s total short-term investments. As of June 30, 2021, the fair value of the Company’s short-term investments that mature within one year and thereafter was $495.8 million and $159.5 million, respectively, or 76% and 24%, respectively, of the Company’s total short-term investments.

As of June 30, 2022, approximately 270 of about 360 investment positions were in an unrealized loss position. The following table presents the gross unrealized losses and fair values of those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$392,699	$(4,786)
U.S. treasury securities	411,787	(2,917)
Asset backed securities	51,406	(216)
Total	$855,892	$(7,919)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$152,485	$(55)
U.S. treasury securities	85,466	(5)
Asset backed securities	8,089	(1)
Total	$246,040	$(61)
Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have been immaterial. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the years ended June 30, 2022, 2021 and 2020.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of June 30, 2022 and 2021 because they were not material.
NOTE 6 – FUNDS HELD FOR CUSTOMERS
Funds held for customers consisted of the following as of the dates presented (in thousands):

	June 30,
	2022	2021
Restricted cash	$1,685,937	$1,195,904
Restricted cash equivalents	168,260	86,322
Funds receivable	6,747	12,694
Corporate bonds	807,685	516,350
Certificates of deposit	397,533	326,927
Municipal bonds	6,516	42,957
Asset backed securities	69,912	25,085
U.S. treasury securities	3,072	3,009
Total funds held for customers	3,145,662	2,209,248
Less - income earned by the Company included in other current assets	(3,002)	(650)
Total funds held for customers, net of income earned by the Company	$3,142,660	$2,208,598
Income earned by the Company that is included in other current assets represents interest income, accretion of discount (offset by amortization of premium), and net unrealized gains on customer funds that were invested in money market funds and short-term marketable debt securities. Earnings from these investments are contractually earned by the Company and are either transferred into the Company’s corporate deposit account or reinvested in the funds held for customers portfolios upon sale or settlement of the associated investment.
Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$809,113	$1	$(1,429)	$807,685
Certificates of deposit	397,533	—	—	397,533
Municipal bonds	6,542	—	(26)	6,516
Asset backed securities	70,574	—	(662)	69,912
U.S. treasury securities	3,082	—	(10)	3,072
Total	$1,286,844	$1	$(2,127)	$1,284,718

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$516,364	$24	$(38)	$516,350
Certificates of deposit	326,927	—	—	326,927
Municipal bonds	42,952	5	—	42,957
Asset backed securities	25,081	4	—	25,085
U.S. treasury securities	3,010	—	(1)	3,009
Total	$914,334	$33	$(39)	$914,328
The amortized cost and estimated fair value amounts include accrued interest receivable of $3.0 million and $1.9 million at June 30, 2022 and 2021, respectively. See Note 4 for additional information about the fair value measurement of short-term investments.
As of June 30, 2022, approximately 95%, or $1.2 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 5% or $69.9 million mature thereafter. As of June 30, 2021, 97%, or $882.4 million, of the funds held for customers invested in short-term marketable debt securities matured within one year and approximately 3% or $31.9 million mature thereafter.
As of June 30, 2022, approximately 180 of the more than 400 investment positions were in an unrealized loss position. The following tables present the gross unrealized losses and fair values of those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$301,625	$(1,429)
Municipal bonds	6,516	(26)
Asset backed securities	64,361	(662)
U.S. treasury securities	3,072	(10)
Total	$375,574	$(2,127)

	June 30, 2021
	Fair value	Unrealized losses
Corporate bonds	$79,359	$(38)
U.S. treasury securities	2,501	(1)
Total	$81,860	$(39)
Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the years ended June 30, 2022, 2021 and 2020.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of June 30, 2022 and 2021 because they were not material.
NOTE 7 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
Acquired card receivables consisted of the following as of the dates presented (in thousands):

	June 30,
	2022	2021
Gross amount of acquired card receivables	$261,806	$148,833
Less: allowance for credit losses	(5,414)	(1,740)
Total	$256,392	$147,093
Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks. As of June 30, 2022, approximately $115.8 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the 2021 Revolving Credit Agreement (see Note 10).
The Company also incurred losses related to card transactions disputed by spending businesses, which amounted to $4.3 million during the year ended June 30, 2022 and an immaterial amount during the year ended
June 30, 2021.
The acquired card receivable balances above do not include purchases of card receivables from the Issuing Banks that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of June 30, 2022 totaled $55.2 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of June 30, 2022 and 2021 (see Note 15).
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

	June 30,
	2022	2021
Current and less than 30 days past due	$257,618	$145,993
30 ~ 59 days past due	1,677	1,188
60 ~ 89 days past due	1,199	580
90 ~ 119 days past due	1,186	713
Over 119 days past due	126	359
Total	$261,806	$148,833
The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and have an allowance for outstanding balance and fees, and (ii) classified as nonperforming was not material as of June 30, 2022 and 2021.
Allowance for Credit Losses
Below is a summary of the allowance for credit losses as of the dates presented and the changes during the years ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021 (1)
Balance, beginning	$1,740	$—
Initial allowance for credit losses on purchased card receivables with credit deterioration	313	2,082
Provision for expected credit losses	19,566	462
Charge-off amounts	(18,005)	(828)
Recoveries collected	1,800	24
Balance, ending	$5,414	$1,740
(1) Amounts from the acquisition date of Divvy on June 1, 2021.
Card receivables acquired from the Issuing Banks and held for investment during the years ended June 30, 2022 and 2021 were $6.6 billion and $370.6 million, respectively. The allowance for credit losses related to acquired card receivables increased during the year ended June 30, 2022 due to portfolio growth, a decrease in the estimate of recoveries of previously written off card receivables based on current collection performance, and due to qualitative assumptions for macroeconomic factors.
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

The acquired card receivables that were considered PCD assets were not material during the year ended June 30, 2022. Below is a summary of the acquired card receivables that were considered PCD assets from the acquisition of Divvy on June 1, 2021 through June 30, 2021 (in thousands):

Purchase price	$3,855
Allowance for credit losses	2,082
Less: discount attributable to other factors	(79)
Par value	$5,858
Card Receivables Held for Sale
The Company sells a portion of acquired card receivables to a Purchasing Bank at a discount. Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level based on pricing agreed upon with the Purchasing Bank plus an estimate of the deferred purchased card receivables held for sale, are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, amounted to $8.7 million and $2.6 million as of June 30, 2022 and 2021, respectively.
Card Receivables Sold and Related Servicing and Beneficial Interest Derivative Retained

The Company accounts for the transfer of card receivables as a sale if all of the following conditions are met:

•the financial asset is isolated from the transferor and its consolidated affiliates as well as its creditors, even in bankruptcy or other receivership;

•the transferee or beneficial interest holders have the right to pledge or exchange the transferred financial asset; and

•the transferor, its consolidated affiliates and its agents do not maintain effective control over the transferred financial asset

The card receivables that the Company transferred to the Purchasing Bank during the years ended June 30, 2022 and 2021 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.

The Company has an agreement with the Purchasing Bank to sell its acquired card receivables. The Company has continuing involvement under this agreement as servicer, and by retaining a beneficial interest derivative in the form of a deferred purchase price. The beneficial interest derivative represents the Company’s right to receive a portion of collections based on the performance of each cohort of card receivables sold to the Purchasing Bank. The fair value of the beneficial interest derivative was immaterial as of June 30, 2022 and 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The servicing fee income was not material during the years ended June 30, 2022 and 2021. The initial fair value of the beneficial interest derivative includes key inputs and assumptions that qualify as Level 3 inputs in the fair value hierarchy including discount rates and delinquency rates. See Note 4 for additional information about the fair value measurement of the beneficial interest derivative as of June 30, 2022 and 2021.

Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Year ended June 30,
	2022	2021 (1)
Initial fair value of consideration received:
Cash	$1,483,481	$59,105
Beneficial interest derivative	4,690	187
Total	$1,488,171	$59,292
(1) Amounts from the acquisition date of Divvy on June 1, 2021.
The Company could experience losses on the beneficial interest derivative if the performance of the cohorts of card receivables sold to the Purchasing Bank is less than expected. The Company could also experience losses on card receivables sold if it were required to repurchase delinquent receivables due to a breach in representations and warranties associated with its sales of receivables.

Card receivable repurchases during the years ended June 30, 2022 and 2021 were not material.
Below is a summary of outstanding transferred card receivables by class (i.e., past due status) that have not been charged-off and have not been recorded on the Company's consolidated balance sheets, but with which the Company has a continuing involvement through its servicing agreements, as of the dates presented (in thousands):

	June 30,
	2022	2021
Current and less than 30 days past due	$56,162	$25,098
30 ~ 59 days past due	292	240
60 ~ 89 days past due	375	165
90 ~ 119 days past due	422	301
Over 119 days past due	30	132
Total	$57,281	$25,936
The difference between the outstanding balance of transferred card receivables as of June 30, 2022 and 2021 and the amount derecognized for which the Company has a continuing involvement as a servicer as of June 30, 2022 and 2021 was not material.
NOTE 8 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	June 30,
	2022	2021
Software and equipment	$20,102	$17,508
Capitalized software	21,457	6,794
Furniture and fixtures	10,608	8,926
Leasehold improvements	35,105	34,606
Property and equipment, gross	87,272	67,834
Less: accumulated depreciation and amortization	(30,287)	(18,932)
Property and equipment, net	$56,985	$48,902
Depreciation and amortization expense, which includes the amortization of capitalized software, during the years ended June 30, 2022, 2021 and 2020 was $11.5 million, $5.4 million and $4.3 million, respectively.

As of June 30, 2022 and 2021, the unamortized capitalized software cost was $15.7 million and $3.7 million, respectively.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill

Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following as of the dates presented (in thousands):

	June 30,
	2022	2021
Balance, beginning	$1,772,043	$—
Addition related to acquisition during the period	585,448	1,772,043
Measurement period adjustments	(2,876)	—
Adoption of ASU 2021-08	8,278	—
Balance, ending	$2,362,893	$1,772,043

Intangible Assets
Intangible assets consisted of the following as of the dates presented (amounts in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(26,556)	$232,713	9.0
Developed technology	206,908	(38,909)	167,999	4.7
Trade name	48,042	(16,171)	31,871	2.0
Total	$514,219	$(81,636)	$432,583	6.8

	Jun 30, 2021
	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$198,000	$(2,062)		$195,938	9.9
Developed technology	191,000	(2,653)		$188,347	5.9
Trade name	34,000	(944)		$33,056	2.9
Total	$423,000	$(5,659)	$—	$417,341	7.5
Amortization of finite-lived intangible assets was as follows during the years ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Cost of revenue	$36,256	$2,653
Sales and marketing	$39,721	3,006
Total	$75,977	$5,659

As of June 30, 2022, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2023	$79,075
2024	78,147
2025	59,425
2026	57,763
2027	55,094
Thereafter	103,079
Total	$432,583
NOTE 10 – DEBT AND BANK BORROWINGS
Debt and borrowings consisted of the following as of the dates present (in thousands):

	June 30,
	2022	2021
Convertible senior notes:
2027 Notes, principal	$575,000	$—
2025 Notes, principal	1,150,000	1,150,000
Total principle amount of convertible senior notes	1,725,000	1,150,000
Credit facilities:
2021 revolving credit agreement (Class A)	75,000	37,500
2021 revolving credit agreement (Class B)	—	10,000
2019 credit agreement	—	30,000
Total principal borrowings from credit facilities	75,000	77,500
Total principal amount of debt and borrowings	1,800,000	1,227,500
Less: unamortized debt discount and issuance costs	(26,918)	(238,119)
Net carrying value of debt and borrowings	$1,773,082	$989,381

Net carrying value of debt and borrowings consisted of:
Current liabilities:
Borrowings from credit facilities (including unamortized debt premium)	$75,097	$—
Non-current liabilities:
2027 Notes, net	562,127	—
2025 Notes, net	1,135,858	909,847
Borrowings from credit facilities (including unamortized debt premium)	—	79,534
Total	$1,773,082	$989,381

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

The holders of the 2027 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2027 in multiples of 100% principal amount, under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2021, and only during such calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day periods after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•if the Company calls such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of specified corporate events.

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
The holders of the 2025 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2025 in multiples of $1,000 principal amount, under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2021, and only during such calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day periods after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
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

As of June 30, 2022 and 2021, the Notes consisted of the following (in thousands):

	June 30, 2022			June 30, 2021
	2027 Notes		2025 Notes	2025 Notes
Liability component:
Principal	$575,000		$1,150,000	$1,150,000
Less: unamortized debt discount and issuance costs	$(12,873)		$(14,142)	$(240,153)
Net carrying amount	$562,127	$—	$1,135,858	$909,847

Amount allocated to equity component, net of issuance costs and tax	$—		$—	$245,066

The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the years ended June 30, 2022 and 2021, the Company recognized $6.1 million and $27.7 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs of the Notes. The effective interest rates during the year ended June 30, 2022, which consisted of the 2027 Notes and the 2025 Notes after the adoption of ASU 2020-06 beginning July 1, 2021 were 0.48% and 0.36%, respectively. The effective interest rate during the year ended June 30, 2021, which includes the 2025 Notes and prior to the adoption of ASU 2020-06 was 5.37% and was based on the interest rate of similar debt instruments, at the time of the offering, that do not have associated convertible features.

As of June 30, 2022, the weighted-average remaining life of the Notes was 3.9 years.

The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of June 30, 2022.

Capped Call Transactions
In conjunction with the issuance of the 2025 Notes and the 2027 Notes, the Company entered into Capped Call transactions (Capped Calls) with certain of the initial purchasers of the Notes and/or their respective affiliates or other financial institutions at a cost of $125.8 million. The Capped Calls are separate transactions and are not part of the terms of the Notes. The total amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. The Company used the proceeds from the Notes to pay for the cost of the Capped Call premium. The cost of the Capped Calls is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the Notes for tax purposes.

The Capped Calls associated with the 2027 Notes and 2025 Notes have an initial strike price of approximately $414.80 per share and $160.88 per share, respectively, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2027 Notes and 2025 Notes, and have an initial cap price of $544.00 per share and $218.14 per share, respectively, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than their respective strike price. The Capped Calls associated with the Notes cover, subject to anti-dilution adjustments, a total of approximately 8.5 million shares of the Company’s common stock. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

2021 Revolving Credit Agreement (as amended) and 2019 Credit Agreement (as amended)

The 2021 Revolving Credit Agreement was executed in March 2021, and was most recently amended in October 2021, to finance the acquisition of card receivables. The 2021 Revolving Credit Agreement matures in June 2023 or earlier pursuant to the agreement and had a total commitment of $95.0 million consisting of a Class A facility amounting to $75.0 million and a Class B facility amounting to $20.0 million. As of June 30, 2021, the outstanding borrowings from the Class A facility and Class B facility were $37.5 million and $10.0 million, respectively. In June 2022, the Company paid off the previous balance of $10.0 million under the Class B facility and cancelled the total commitment of $20.0 million. As of June 30, 2022, the Company increased its borrowings under the Class A facility to $75.0 million. Borrowings from the Class A facility, which are secured by acquired card receivables, bear interest at 2.75% per annum plus LIBOR (subject to a floor rate of 0.25%). As of June 30, 2022, the interest rate on borrowings from the Class A facility was 4.35% per annum. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of June 30, 2022, the Company was in compliance with those covenants.

The 2019 Credit Agreement, which originally matures in January 2023, had a total commitment of $60.0 million As of June 30, 2021, the outstanding borrowings from the 2019 Credit Agreement was $30.0 million. In June 2022, the Company paid off the total amount outstanding and terminated the 2019 Credit Agreement.

The debt premium associated with the 2021 Revolving Credit Agreement was amortized over the remaining term of the agreements using the effective interest method. The unamortized debt premium associated with the 2019 Credit Agreement and the Class B facility under the 2021 Revolving Credit Agreement was written off as of June 30, 2022 as a result of the debt prepayment and an immaterial extinguishment gain was recorded and included in other expense, net in the accompanying consolidated statements of operations. The unamortized debt premium under the Class A facility under the 2021 Revolving Credit Agreement has a remaining amortization period of approximately 1 year. Interest income related to the amortization of the debt premium during the years ended June 30, 2022 and 2021 was not material.
NOTE 11 – STOCKHOLDERS’ EQUITY
Equity Incentive Plans
On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 Plan), which became effective on December 10, 2019. The 2019 Plan authorizes the award of stock options, restricted stock units (RSUs), restricted stock awards, stock appreciation rights, performance awards, cash awards, and stock bonus awards, as determined by the Company’s board of directors.
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
The 2019 Plan authorizes the award of stock options, restricted stock units (RSUs), restricted stock awards, stock appreciation rights, performance-based awards, cash awards, and stock bonus awards. The Company initially reserved 7,100,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2016 Plan, for issuance pursuant to awards granted under the Company’s 2019 Plan. The number of shares reserved for issuance under the 2019 Plan increases automatically on July 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding June 30, or a number as may be determined by the Company’s board of directors. In addition, the following shares of common stock from the 2016 Plan and the 2006 Plan will be available for grant and issuance under the 2019 Plan:
•shares issuable upon the exercise of options or subject to other awards under the 2016 Plan or 2006 Plan that cease to be subject to such options or other awards by forfeiture or after the effective date of the 2019 Plan; and
•shares issued pursuant to outstanding awards under the Company’s 2016 Plan and 2006 Plan that are forfeited or repurchased after the effective date of the 2019 Plan.
The total number of common shares available for issuance under the Equity Incentive Plans was 12,332,663 shares as of June 30, 2022.
Equity Awards Assumed in Acquisitions
The Company assumed and replaced the outstanding stock options of Invoice2go and Divvy upon their acquisition. The assumed equity awards will be settled in shares of the Company’s common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under equity incentive plans of the acquired companies.
Stock Options
The Company may grant incentive and non-statutory stock options to employees, nonemployee directors, and consultants of the Company under the Equity Incentive Plans. Stock options granted generally vest and become exercisable ratably over a requisite service period of four years following the date of the grant and expire ten years from the date of the grant. The Company may grant stock options with early exercise provisions, but subject to repurchase conditions. There were no outstanding unvested stock options that had been early exercised as of June 30, 2022.
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

A summary of stock option activity as of June 30, 2022, and changes during the year ended June 30, 2022, is presented below:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at June 30, 2021	6,552	$13.31	7.87	$1,113,025
Granted (1)	280	$83.40
Exercised	(2,747)	$12.39
Forfeited	(227)	$26.66
Outstanding at June 30, 2022	3,858	$18.28	6.97	$361,053
Vested and expected to vest at June 30, 2022 (2)	3,624	$18.22	6.94	$339,548
Vested and exercisable at June 30, 2022	2,189	$12.59	6.63	$213,987

(1)
Includes approximately 184,000 shares of outstanding stock options that were assumed upon the acquisition of Invoice2go. The weighted average exercise price of options assumed was $25.60 per share and the weighted average grant date fair value on the date of assumption was approximately $248.43 per share.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
The weighted-average grant date fair value of options granted during the years ended June 30, 2022, 2021 and 2020 was $207.07, $132.04 and $11.04 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2022, 2021 and 2020 was $640.0 million, $387.1 million and $191.3 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.
The fair value of options granted during the years ended June 30, 2022, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2022	2021	2020
Expected term (in years)	2.00 to 7.05	4.00 to 6.25	6.25
Expected volatility	30.0% to 81.2%	35.0% to 85.1%	50.0% to 100.6%
Risk-free interest rate	0.20% to 2.88%	0.38% to 1.03%	0.35% to 1.88%
Expected dividend yield	0%	0%	0%
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
As of June 30, 2022, the total unamortized stock-based compensation cost related to the unvested stock options was approximately $61 million, which the Company expects to amortize over a weighted-average period of 1.89 years. The Company received approximately $34.0 million, $28.2 million and $12.2 million from options exercised during the years ended June 30, 2022, 2021 and 2020, respectively.

Restricted Stock Units
A summary of RSU activity as of June 30, 2022, and changes during the year ended June 30, 2022, is presented below.

	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2021	1,176	$90.20
Granted	2,929	$202.79
Vested	(535)	$122.82
Forfeited	(291)	$164.74
Nonvested at June 30, 2022	3,279	$178.85
The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members. The total fair value of RSUs that vested during the years ended June 30, 2022, 2021 and 2020 was approximately $118.9 million, $40.0 million and $0.2 million, respectively.
As of June 30, 2022, the total unamortized stock-based compensation expense related to the unvested RSUs was approximately $413.8 million, which the Company expects to amortize over a weighted-average period of 2.9 years.
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
As of June 30, 2022, the total unrecognized compensation expense related to the market-based RSUs was approximately $5.9 million, which is expected to be amortized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
On November 26, 2019, the Company’s board of directors approved the 2019 Employee Stock Purchase Plan (ESPP), which became effective on December 11, 2019. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees a means to acquire shares of common stock through payroll deductions. Under the ESPP, the Company initially reserved for issuance 1,400,000 shares of common stock, which will increase automatically on July 1 of each fiscal year during the term of the ESPP by the number of shares equal to 1% of the total number of shares of common stock and preferred stock (on as-converted basis) outstanding as of the immediately preceding June 30th, unless the board of directors elects to authorize a lesser number of shares; provided, that, the total number of shares issued under the ESPP may not exceed 14,000,000 shares of common stock.
The ESPP provides for consecutive offering periods during which eligible employees can participate in the ESPP and be granted the right to purchase shares.

The offering periods shall be for a 12-month period commencing on February 7th and September 7th, with each such offering period consisting of two separate purchase periods ending on September 6th and February 6th, and February 6th and September 6th, respectively.
Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date or (ii) the purchase date.
The fair value of ESPP offerings during the years ended June 30, 2022, 2021 and 2020 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2022	2021	2020
Expected term (in years)	0.4 to 1.0	0.5 to 1.0	0.5 to 1.17
Expected volatility	76.0% to 77.3%	81.0% to 88.4%	50.0%
Risk-free interest rate	0.06% to 0.88%	0.05% to 0.13%	1.47% to 1.56%
Expected dividend yield	0%	0%	0%
As of June 30, 2022, the total unrecognized compensation expense related to the ESPP was $3.9 million, which is expected to be amortized over the next 12 months.
Warrants
The Company has an agreement with a customer to issue warrants for up to 5.6 million shares of the Company’s common stock at an exercise price of $4.50 per share over a period of five years, ending in September 2023. Issuance of the warrants is contingent upon certain performance conditions and subject to certain limits. As of June 30, 2022, there were no warrants issued or issuable under this agreement. The Company has concluded that the performance conditions for the issuance of this warrant are not probable of being met.
Stock Based Compensation Cost
Stock-based compensation cost from stock options, RSUs and ESPP was included in the following line items in the accompanying consolidated statements of operations and consolidated balance sheets (in thousands):

	Year ended June 30,
	2022	2021	2020
Cost of revenue - service costs	$5,144	$2,938	$1,257
Research and development	54,907	16,091	5,495
Sales and marketing	60,237	8,547	2,777
General and administrative	76,869	44,411	8,535
Total amount charged to expense	197,157	71,987	18,064
Property and equipment (capitalized internal-use software)	4,405	464	—
Total stock-based compensation cost	$201,562	$72,451	$18,064

NOTE 12 – OTHER INCOME (EXPENSE), NET
Other income (expense), net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2022	2021	2020
Interest expense	$(9,419)	$(28,158)	$(229)
Lower of cost or market adjustment on card receivables sold and held for sale	(11,460)	(691)	—
Interest income	6,691	2,992	4,092
Other	327	487	(703)
Total	$(13,861)	$(25,370)	$3,160
NOTE 13 – INCOME TAXES
The components of loss before (benefit from) provision for income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2022	2021	2020
Domestic	$(304,508)	$(139,337)	$(31,038)
Foreign	(26,171)	—	—
Total	$(330,679)	$(139,337)	$(31,038)
The components of (benefit from) provision for income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2022	2021	2020
Current:
Federal	$(247)	$—	$—
State	—	—	53
Foreign	—	—	—
Total current	(247)	—	53
Deferred:	—	—	—
Federal	(1,115)	(27,529)	—
State	(2,956)	(13,088)	—
Foreign	—	—	—
Total deferred	(4,071)	(40,617)	—
(Benefit from) provision for income taxes	$(4,318)	$(40,617)	$53

The items accounting for the difference between the income taxes computed at the federal statutory rate and the (benefit from) provision for income taxes consisted of the following during the periods presented (in thousands):

	Year ended June 30,
	2022	2021	2020
Expected benefit at U.S. federal statutory rate	$(69,443)	$(29,261)	$(6,518)
State income taxes, net of federal benefit	13,509	(54)	—
Stock-based compensation	(93,705)	(70,262)	(31,047)
Research and development tax credits	(22,061)	(8,846)	(6,411)
Change in valuation allowance related to acquisition (1)	(2,831)	(34,749)	—
Change in valuation allowance (2)	174,477	94,244	43,716
Unrecognized tax benefit	(10,975)	6,766	—
Acquisition-related costs	553	1,484	—
Foreign rate differential	5,496	—	—
Other	662	61	313
(Benefit from) provision for income taxes	$(4,318)	$(40,617)	$53

(1)	The rate impact during the years ended June 30, 2022 and 2021 pertains to the income tax benefit recorded as a result of the acquisitions of Invoice2go of Divvy, which allowed the Company to release a portion of its valuation allowance due to the net deferred tax liabilities that were recorded as a result of such acquisitions.

(2)	The rate impact during the year ended June 30, 2022 and 2021 pertains to (i) an increase in valuation allowance due to the increase in deferred tax assets associated with losses and tax credits generated during the year, (ii) a change in deferred tax liability related to the 2025 Notes, and (iii) a change in deferred tax liability related to the acquisitions of Invoice2go and Divvy.

The components of deferred tax assets and liabilities were as follows as of the dates presented (in thousands):

	June 30,
	2022	2021
Deferred tax assets:
Accruals and reserves	$9,325	$8,677
Deferred revenue	1,794	1,109
Stock-based compensation	25,897	16,626
Net operating loss carryforwards	410,849	218,783
Research and development credits	46,013	15,864
Accrued rewards	2,867	1,342
Operating lease liabilities	24,203	25,122
Other	3,247	514
Total deferred tax assets before valuation allowance	524,195	288,037
Valuation allowance	(384,158)	(107,836)
Deferred tax assets	$140,037	$180,201
Deferred tax liabilities:
Deferred contract costs	$(3,745)	$(2,763)
Property and equipment	(19,316)	(3,133)
Intangible assets	(99,483)	(107,631)
Operating right of use assets	(19,490)	(18,551)
Convertible notes	—	(57,213)
Total deferred tax liabilities	$(142,034)	$(189,291)
Net deferred tax liabilities	$(1,997)	$(9,090)
ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was approximately $276.3 million, $22.3 million and $52.3 million during the years ended June 30, 2022, 2021 and 2020, respectively. The increase in the June 30, 2022 valuation allowance is a result of current year losses, offset by a reduction in a deferred tax liabilities.
The Tax Cuts and Job Act subjects a U.S. company to tax on its Global Intangible Low Tax Income (GILTI). Under U.S.GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. The Company elected the period expense method.
The Company does not currently operate under any tax holiday in any country in which it operates.
The Company does not have foreign earnings available to distribute. As such, there is no unrecorded deferred tax liability associated with an outside basis of foreign subsidiaries.
As of June 30, 2022, the Company had net operating loss (NOL) carryforwards of $1.5 billion, $1.1 billion, and $61.3 million for federal, state tax and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2027. As of June 30, 2022, approximately $1.4 billion and $61.3 million of federal and foreign NOL carryforwards, respectively, do not expire and will carry forward indefinitely until utilized. As of June 30, 2022, the Company also had research and development tax credit carryforwards of approximately $40.1 million and

$27.1 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2028. The state tax credits do not expire and will carry forward indefinitely until utilized.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and other similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
Below is the reconciliation of the unrecognized tax benefits related to federal and California R&D credits during the periods presented (in thousands):

	Year e ded June 30,
	2022	2021	2020
Balance at the beginning of the year	$22,185	$5,787	$2,692
Add:
Tax positions related to the current year	7,354	8,267	3,078
Increase from business combination	160	668	—
Tax positions related to the prior year	—	7,463	17
Less:
Tax positions related to the prior year	(12,761)	—	—
Statute of limitations lapse	(214)	—	—
Balance at the end of the year	$16,724	$22,185	$5,787
The amount of interest and penalties accrued as of June 30, 2022 and June 30, 2021 were not material.
If the balance of gross unrecognized tax benefits of $16.7 million as of June 30, 2022 were realized, this would result in an immaterial tax benefit within the provision for income taxes at that time.
The Company files U.S. federal, California, and other various state income tax returns. All U.S. federal and state net operating losses and tax credits generated to date are subject to adjustments. The Company does not anticipate any material change on its unrecognized tax benefits over the next twelve months. If the unrecognized tax benefits as of June 30, 2022 is recognized, it will not have an impact to the effective tax rate due to the Company’s valuation allowance. The Company’s U.S. federal and state tax returns for all years remain subject to examination by taxing authorities as a result of unused tax attributes being carried forward.
NOTE 14 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.
As of June 30, 2022, the weighted average remaining term of these operating leases is 8.2 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.1%.
The total payment for amounts included in the measurement of operating lease liabilities was $13.8 million and $2.1 million during the years ended June 30, 2022 and 2021, respectively.
The total amount of right-of-use assets obtained in exchange for new operating lease liabilities was $5.3 million and $31.6 million during the years ended June 30, 2022 and 2021, respectively.

The components of lease expense during the years ended June 30, 2022 and 2021 are shown in the table below (in thousands), while the lease expense during the year ended June 30, 2020 was $5.3 million.

	Year ended June 30
	2022	2021
Operating lease expense	$12,906	$7,444
Short-term lease expense	77	382
Variable lease expense, net of credit	2,909	2,252
Sublease income	(712)	(55)
Total lease cost	$15,180	$10,023
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Future minimum lease payments as of June 30, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2023	$13,987
2024	13,650
2025	13,424
2026	13,292
2027	13,226
Thereafter	49,510
Gross lease payments	117,089
Less - present value adjustments	(22,222)
Total operating lease liabilities, net	$94,867
The current portion of operating lease liabilities, which is included in other accruals and current liabilities in the accompanying consolidated balance sheets, was $12.1 million and $10.8 million as of June 30, 2022 and 2021, respectively. The non-current portion of operating lease liabilities was $82.7 million and $86.6 million as of June 30, 2022 and 2021, respectively
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these other agreements as of June 30, 2022 are as follows (in thousands).

Fiscal years ending June 30:	Amount
2023	$24,761
2024	11,833
2025	6,969
2026	4,750
2027	4,750
Thereafter	34,250
Total	$87,313

Card Receivable Repurchase Obligations with Purchasing Bank

The Company is obligated to repurchase card receivables sold to the Purchasing Bank if representations and warranties made with respect to such card receivables are breached. The Company is also obligated to repurchase card receivables for which a user fails to make the first payment within ten days when it becomes due. The obligation to repurchase card receivables meeting the previously specified criteria is limited to card receivables transferred to the Purchasing Bank, less related spending business payments remitted to the Purchasing Bank. The amount of payable to repurchase card receivables is generally offset against the proceeds from the sale of new card receivables to the Purchasing Bank. See Note 7 for additional discussion about acquired card receivables.
Purchase of Card Receivables That Have Not Cleared

The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $55.2 million as of June 30, 2022 and have not been recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded was not material as of June 30, 2022. See Note 7 for additional discussion about acquired card receivables.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2022 and 2021, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 16 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share amounts):

	Year ended June 30,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(326,361)	$(98,720)	$(31,091)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	101,753	82,813	44,106
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.21)	$(1.19)	$(0.70)
Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive, are as follows as of the dates presented (in thousands):

	June 30,
	2022	2021	2020
Stock options	3,858	6,552	9,019
Restricted stock units	3,279	1,176	1,141
Total	7,137	7,728	10,160

In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. During the period from the issuance of the 2027 Notes on September 21, 2021 through June 30, 2022, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2027 Notes. During the year ended June 30, 2022, the average market price of the Company's stock exceeded the initial conversion price of the 2025 Notes of $160.88 per share. However, the market price during the 30 consecutive trading days ended June 30, 2022 did not exceed the initial conversion price; therefore, the criteria for early conversion of the 2025 Notes was not met as of June 30, 2022.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Invoice2go. Invoice2go accounted for approximately 5% of total assets as of June 30, 2022 and 5% of revenues and 6% of net loss for the fiscal year ended on June 30, 2022.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of its CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting as of June 30, 2022 was effective. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Invoice2go. Invoice2go accounted for approximately 5% of total assets as of June 30, 2022 and 5% of revenues and 6% of net loss for the fiscal year ended on June 30, 2022.
The effectiveness of the internal control over financial reporting as of June 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Material Weaknesses Remediation
As previously reported, in connection with our management’s assessment of internal controls over financial reporting during the year ended June 30, 2021, our management identified a material weakness related to the accounting of the business combination for Divvy. The material weakness that we identified occurred due to a lack of sufficient precision in the performance of reviews of the analyses supporting the purchase price allocation accounting and other acquisition related entries and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control.
Our management has been committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the Audit Committee of the Board of Directors, has taken comprehensive actions to remediate the material weakness in internal control over financial reporting. During the year ended June 30, 2022, the Company implemented measures designed to remediate the control deficiencies contributing to the material weakness, which included (i) re-evaluation of the scope, level of precision and the personnel assigned for conducting the reviews over our analyses supporting the accounting for business combinations and (ii) adoption of policies regarding retention of documentation that supports the operating effectiveness of key management review controls relating to future business combinations.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of June 30, 2022. We have dedicated resources to design, implement, document and test our internal controls over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Changes in internal control over financial reporting
Except for the acquisition of Invoice2go as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On September 1, 2021, we completed the acquisition of Invoice2go. We are currently integrating Invoice2go into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at June 30, 2022 does not include Invoice2go.
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
Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2022.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(3)Exhibits
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated May 6, 2021, between the Registrant, certain subsidiaries of the Registrant and DivvyPay, Inc., a Delaware corporation.	S-3/ASR	333-256709	2.1	06/02/2021

2.2	Agreement and Plan of Merger, dated July 16, 2021, between the Registrant and Invoice2go, Inc.	S-3/ASR	333-259419	2.1	09/09/2021

3.1	Restated Certificate of Incorporation.	10-Q	001-39149	3.1	02/11/2020

3.2	Amended and Restated Bylaws.	8-K	001-39149	3.1	09/30/2020

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-39149	4.3	08/30/2021

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2006 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.2	11/15/2019

10.3†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.4†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.	S-1/A	333-234730	10.4	12/2/2019

10.5†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.	S-1/A	333-234730	10.5	12/2/2019

10.6†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.7†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.8†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.9†	Offer Letter, by and between the Registrant and Germaine Cota.					X

10.10†	Offer Letter, by and between the Registrant and Blake Murray.					X

10.11†+	Letter Agreement by and between the Registrant and Mark Lenhard, as amended.					X

10.12	Third Amendment to Office Lease, by and between the Registrant (as Tenant) and US ER America Center 4, LLC (as Landlord).					X

10.13†	DivvyPay, Inc. 2016 Equity Incentive Plan.	10-K	001-39149	10.14	08/30/2021
10.14†	Invoice2go, Inc. 2014 Stock Plan.	S-8	333-259420	99.1	09/09/2021

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
______________________________
†Indicates management contract or compensatory plan.
+ Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 22, 2022	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

August 22, 2022	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)

August 22, 2022	By:	/s/ Germaine Cota
(Date)		Germaine Cota
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

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

Signature	Title	Date

/s/ René Lacerte	Chief Executive Officer and Director	August 22, 2022
René Lacerte	(Principal Executive Officer)

/s/ John Rettig	Chief Financial Officer and Executive Vice President, Finance and Operations	August 22, 2022
John Rettig	(Principal Financial Officer)

/s/ Germaine Cota	Senior Vice President, Finance and Accounting	August 22, 2022
Germaine Cota	(Principal Accounting Officer)

/s/ Aida Alvarez	Director	August 22, 2022
Aida Alvarez

/s/ Steven Cakebread	Director	August 22, 2022
Steven Cakebread

/s/ Stephen Fisher	Director	August 22, 2022
Stephen Fisher

/s/ David Hornik	Director	August 22, 2022
David Hornik

/s/ Brian Jacobs	Director	August 22, 2022
Brian Jacobs

/s/ Peter Kight	Director	August 22, 2022
Peter Kight

/s/ Allie Kline	Director	August 22, 2022
Allie Kline

/s/ Allison Mnookin	Director	August 22, 2022
Allison Mnookin

/s/ Rory O’Driscoll	Director	August 22, 2022
Rory O’Driscoll

/s/ Tina Reich	Director	August 22, 2022
Tina Reich

/s/ Scott Wagner	Director	August 22, 2022
Scott Wagner