Form 10-Q
period 2022-09-30
Bill.com Holdings, Inc.
filed 2022-11-04
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39149
_____________________
BILL.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2022, the registrant had 105,671,639 shares of common stock, $0.00001 par value per share, outstanding.

BILL.COM HOLDINGS, INC.
I

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
•the COVID-19 pandemic, economic downturns or recessions, inflation, foreign currency rate and interest rate fluctuations and supply chain shortages, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein, that we have filed with the SEC as exhibits, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
In this Quarterly Report on Form 10-Q, the words "we," "us," and "our" refer to Bill.com Holdings, Inc. and its wholly owned subsidiaries, including Bill.com, LLC (BILL), DivvyPay, LLC (Divvy), Invoice2go, LLC (Invoice2go), and Cimrid Pty, Ltd (Cimrid), unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,608,966	$1,596,542
Short-term investments	1,034,537	1,108,493
Accounts receivable, net	29,060	24,045
Acquired card receivables, net	357,741	256,392
Prepaid expenses and other current assets	140,019	151,258
Funds held for customers	3,121,654	3,142,660
Total current assets	6,291,977	6,279,390
Non-current assets:
Operating lease right-of-use assets, net	75,106	76,445
Property and equipment, net	62,025	56,985
Intangible assets, net	412,814	432,583
Goodwill	2,362,330	2,362,893
Other assets	48,847	47,730
Total assets	$9,253,099	$9,256,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,508	$9,948
Accrued compensation and benefits	20,649	29,004
Deferred revenue	30,401	31,868
Other accruals and current liabilities	141,806	120,080
Borrowings from revolving credit facility, net	—	75,097
Customer fund deposits	3,121,654	3,142,660
Total current liabilities	3,326,018	3,408,657
Non-current liabilities:
Deferred revenue	2,323	2,159
Operating lease liabilities	80,440	82,728
Borrowings from revolving credit facility, net	75,083	—
Convertible senior notes, net	1,699,690	1,697,985
Other long-term liabilities	22,014	20,803
Total liabilities	5,205,568	5,212,332
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	4,684,484	4,598,737
Accumulated other comprehensive loss	(10,487)	(10,217)
Accumulated deficit	(626,468)	(544,828)
Total stockholders' equity	4,047,531	4,043,694
Total liabilities and stockholders' equity	$9,253,099	$9,256,026
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2021
Revenue	$229,924	$118,349
Cost of revenue
Service costs	34,820	20,713
Depreciation and amortization of intangible assets (1)	10,287	9,122
Total cost of revenue	45,107	29,835
Gross profit	184,817	88,514
Operating expenses
Research and development	75,121	41,884
Sales and marketing	118,633	53,629
General and administrative	66,738	57,515
Depreciation and amortization of intangible assets (1)	12,019	9,691
Total operating expenses	272,511	162,719
Loss from operations	(87,694)	(74,205)
Other income (expenses), net	5,947	(3,475)
Loss before benefit from income taxes	(81,747)	(77,680)
Benefit from income taxes	(107)	(3,421)
Net loss	$(81,640)	$(74,259)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.78)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	105,086	95,892
(1) Depreciation expense does not include amortization of capitalized internal-use software costs.

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2022	2021
Net loss	$(81,640)	$(74,259)
Other comprehensive loss:
Net unrealized loss on investments in available-for-sale securities	(270)	(39)
Comprehensive loss	$(81,910)	$(74,298)
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three months ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	835	—	8,494	—	—	8,494
Issuance of common stock under the employee stock purchase plan	67	—	3,901	—	—	3,901
Stock-based compensation	—	—	73,352	—	—	73,352
Other comprehensive loss	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(81,640)	(81,640)
Balance at September 30, 2022	105,633	$2	$4,684,484	$(10,487)	$(626,468)	$4,047,531

	Three Months Ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	$2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for an acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,033	—	8,644	—	—	8,644
Issuance of common stock under the employee stock purchase plan	40	—	5,726	—	—	5,726
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	38,839	—	—	38,839
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(74,259)	(74,259)
Balance at September 30, 2021	102,439	$2	$4,403,500	$(139)	$(292,726)	$4,110,637
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,640)	$(74,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	72,620	37,887
Amortization of intangible assets	19,769	16,672
Depreciation of property and equipment	2,546	2,129
Amortization of capitalized internal-use software costs	924	259
Amortization of debt discount (accretion of debt premium) and issuance costs	1,712	556
Amortization of premium (accretion of discount) on investments in marketable debt securities	(2,215)	2,857
Provision for losses on acquired card receivables	6,611	4,049
Non-cash operating lease expense	2,342	1,960
Deferred income taxes	(299)	(3,423)
Other	930	—
Changes in assets and liabilities:
Accounts receivable	(4,774)	1,198
Prepaid expenses and other current assets	(1,339)	6,321
Other assets	(1,138)	(1,385)
Accounts payable	1,511	(732)
Other accruals and current liabilities	4,247	(17,930)
Operating lease liabilities	(2,386)	(792)
Other long-term liabilities	34	(121)
Deferred revenue	(1,303)	3,620
Net cash provided by (used in) operating activities	18,152	(21,134)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	—	(144,452)
Purchases of corporate and customer fund short-term investments	(859,911)	(608,552)
Proceeds from maturities of corporate and customer fund short-term investments	838,099	318,907
Proceeds from sale of corporate and customer fund short-term investments	—	17,234
Increase in acquired card receivables and other	(107,443)	(32,663)
Purchases of property and equipment	(1,376)	(1,404)
Capitalization of internal-use software costs	(4,764)	(2,942)
Proceeds from beneficial interest	2,080	—
Net cash used in investing activities	(133,315)	(453,872)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	1,341,597
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	—	562,704
Purchase of capped calls	—	(37,893)
Increase (decrease) in customer fund deposits liability and other	(14,549)	223,641
Proceeds from exercise of stock options	3,901	8,336
Proceeds from issuance of common stock under the employee stock purchase plan	8,494	5,726
Net cash provided by (used in) financing activities	(2,154)	2,104,111
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(277)	(172)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(117,594)	1,628,933
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,542,715	1,809,692
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,425,121	$3,438,625
 Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$1,608,966	$2,013,433
Restricted cash included in other current assets	71,629	16,619
Restricted cash included in other assets	6,724	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	1,737,802	1,401,849
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,425,121	$3,438,625
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
The Company is a provider of software-as-a-service, cloud-based payments, spend, and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back office efficiency.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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
Reclassification
Certain accounts in the prior period condensed consolidated statements of operation were reclassified to conform with the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to useful lives of long-lived assets; capitalization of internal-use software costs; incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities; the estimate of credit losses on accounts receivable, acquired card receivables, and other financial assets; accrual for rewards; variable consideration used in revenue recognition for certain contracts; benefit periods used to amortize deferred commissions; reserve for losses on funds held for customers; inputs used to value certain stock-based compensation awards; inputs used to estimate beneficial interest derivative on card receivables sold; and valuation of income taxes. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, and acquired card receivables (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents, and short-term investments with major financial institutions that may at times exceed federally insured limits. Management believes that these financial institutions are financially sound with minimal credit risk.
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets is recognized, if material. As of September 30, 2022 and June 30, 2022, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $8.0 million and $5.8 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 13).
There were no customers that exceeded 10% of the Company’s total revenue during the three months ended September 30, 2022 and 2021.
Foreign Currency
The Company has two foreign subsidiaries whose functional currency is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other income (expense), net in the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022, other than those new accounting policies that were implemented as a result of the adoption of new accounting standards as described below.
Recently Adopted Accounting Pronouncements
In March 2022 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage

Disclosures. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires a company to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The Company early adopted this ASU on a prospective basis beginning July 1, 2022. See Note 7 for additional disclosures resulting from the adoption of this ASU.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The Company serves small and midsize businesses (SMB), accounting firms, and financial institutions. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Three Months Ended September 30,
	2022	2021
Small-to-midsize businesses, accounting firms and other	$204,821	$113,602
Financial institutions	9,790	3,956
Total subscription and transaction fees	214,611	117,558
Interest on funds held for customers	15,313	791
Total revenue	$229,924	$118,349
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied.
During the three months ended September 30, 2022, the Company recognized $14.3 million of revenue that was included in the deferred revenue balance as of June 30, 2022.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $143.1 million. Of the total remaining performance obligations, the Company expects to recognize approximately 70% within two years and 30% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $11.9 million and $11.4 million as of September 30, 2022 and June 30, 2022, respectively.

NOTE 3 – BUSINESS COMBINATION
Acquisition of Invoice2go
On September 1, 2021, the Company acquired 100% of the outstanding equity interests of Invoice2go for a total consideration (equity and cash) of $674.3 million. Following the acquisition of Invoice2go, the Company had a period of not more than 12 months to finalize the fair values of assets acquired and liabilities assumed. As a result of ASU 2021-08 adoption on October 1, 2021, retrospectively to September 1, 2021, the Company recorded adjustments of $8.0 million to increase goodwill and deferred revenue, and an immaterial amount to deferred income tax liability. There were no other material adjustments made during the 12-month measurement period related to the acquisition of Invoice2go, and the fair values of assets acquired assets and liabilities assumed were finalized in the current fiscal quarter.
Unaudited Pro Forma Financial Information
The unaudited pro forma information does not necessarily reflect the actual results of operations of the combined entities that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Invoice2go, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the three months ended September 30, 2021 was adjusted to exclude nonrecurring acquisition-related costs of $19.0 million. The amounts below include pro forma results of the Company and Invoice2go.

Three Months Ended September 30, 2021
Total revenue	$124,867
Net loss	$(75,034)

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
The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,413,916	$—	$—	$1,413,916
Corporate bonds	—	33,243	—	33,243
U.S. treasury securities	19,976	—	—	19,976
	1,433,892	33,243	—	1,467,135
Short-term investments:
Corporate bonds	—	595,286	—	595,286
U.S. treasury securities	372,350	—	—	372,350
Asset-backed securities	—	21,055	—	21,055
Certificates of deposit	—	45,846	—	45,846
	372,350	662,187	—	1,034,537
Funds held for customers:
Restricted cash equivalents:
Money market funds	26,988	—	—	26,988
Corporate bonds	—	147,303	—	147,303
	26,988	147,303	—	174,291
Short-term investments:
Corporate bonds	—	850,613	—	850,613
Certificates of deposit	—	413,178	—	413,178
Municipal bonds	—	5,020	—	5,020
Asset-backed securities	—	77,594	—	77,594
U.S. treasury securities	37,258	—	—	37,258
	37,258	1,346,405	—	1,383,663
Beneficial interest derivative on card receivables sold	—	—	470	470
Total assets measured at fair value	$1,870,488	$2,189,138	$470	$4,060,096

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,424,259	$—	$—	$1,424,259
Corporate bonds	—	11,430	—	11,430
	1,424,259	11,430	—	1,435,689
Short-term investments:
Corporate bonds	—	597,204	—	597,204
U.S. treasury securities	421,728	—	—	421,728
Asset-backed securities	—	51,406	—	51,406
Certificates of deposit	—	38,155	—	38,155
	421,728	686,765	—	1,108,493
Funds held for customers:
Restricted cash equivalents:
Money market funds	34,703	—	—	34,703
Corporate bonds	—	133,557	—	133,557
	34,703	133,557	—	168,260
Short-term investments:
Corporate bonds	—	807,685	—	807,685
Certificates of deposit	—	397,533	—	397,533
Municipal bonds	—	6,516	—	6,516
Asset-backed securities	—	69,912	—	69,912
U.S. treasury securities	3,072	—	—	3,072
	3,072	1,281,646	—	1,284,718
Beneficial interest derivative on card receivables sold	—	—	398	398
Total assets measured at fair value	$1,883,762	$2,113,398	$398	$3,997,558
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
The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of September 30, 2022. The Company carries the Notes at par value, less the unamortized debt discount and issuance costs in the accompanying condensed consolidated balance sheets. As of September 30, 2022, the estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $457.3 million and $1.26 billion, respectively. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.
NOTE 5 – SHORT-TERM INVESTMENTS
Short-term investments consisted of the following as of the dates presented (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$600,560	$9	$(5,283)	$595,286
U.S. treasury securities	375,171	2	(2,823)	372,350
Asset-backed securities	21,193	—	(138)	21,055
Certificates of deposit	45,846	—	—	45,846
Total	$1,042,770	$11	$(8,244)	$1,034,537

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$601,987	$3	$(4,786)	$597,204
U.S. treasury securities	424,644	1	(2,917)	421,728
Asset-backed securities	51,622	—	(216)	51,406
Certificates of deposit	38,155	—	—	38,155
Total	$1,116,408	$4	$(7,919)	$1,108,493
The amortized cost and fair value amounts include accrued interest receivable of $3.4 million and $3.0 million as of September 30, 2022 and June 30, 2022, respectively.
As of September 30, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $879.2 million and $155.4 million, respectively, or 85% and 15%, respectively, of the Company’s total short-term investments. As of June 30, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $961.8 million and $146.7 million, respectively, or 87% and 13%, respectively, of the Company’s total short-term investments.
As of September 30, 2022, approximately 250 out of approximately 340 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$388,689	$(5,283)
U.S. treasury securities	369,402	(2,823)
Asset backed securities	20,678	(138)
Total	$778,769	$(8,244)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$392,699	$(4,786)
U.S. treasury securities	411,787	(2,917)
Asset backed securities	51,406	(216)
Total	$855,892	$(7,919)
Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have not been material. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three months ended September 30, 2022 and 2021.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of September 30, 2022 and June 30, 2022 because they were not material.
NOTE 6 – FUNDS HELD FOR CUSTOMERS
Funds held for customers consisted of the following as of the dates presented (in thousands):

	September 30, 2022	June 30, 2022
Restricted cash	$1,563,512	$1,685,937
Restricted cash equivalents	174,291	168,260
Funds receivable	8,221	6,747
Corporate bonds	850,613	807,685
Certificates of deposit	413,178	397,533
Municipal bonds	5,020	6,516
Asset backed securities	77,594	69,912
U.S. treasury securities	37,258	3,072
Total funds held for customers	3,129,687	3,145,662
Less - income earned by the Company included in other current assets	(8,033)	(3,002)
Total funds held for customers, net of income earned by the Company	$3,121,654	$3,142,660
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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$851,872	$11	$(1,270)	$850,613
Certificates of deposit	413,178	—	—	413,178
Municipal bonds	5,026	—	(6)	5,020
Asset backed securities	78,291	—	(697)	77,594
U.S. treasury securities	37,366	1	(109)	37,258
Total	$1,385,733	$12	$(2,082)	$1,383,663

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$809,113	$1	$(1,429)	$807,685
Certificates of deposit	397,533	—	—	397,533
Municipal bonds	6,542	—	(26)	6,516
Asset backed securities	70,574	—	(662)	69,912
U.S. treasury securities	3,082	—	(10)	3,072
Total	$1,286,844	$1	$(2,127)	$1,284,718
The amortized cost and fair value amounts include accrued interest receivable of $3.8 million and $3.0 million and as of September 30, 2022 and June 30, 2022, respectively.
As of September 30, 2022, approximately 94%, or $1.3 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 6% or $77.6 million mature thereafter. As of June 30, 2022, approximately 95%, or $1.2 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 5% or $69.9 million mature thereafter.
As of September 30, 2022, approximately 160 out of approximately 415 investment positions were in an unrealized loss position. The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$242,360	$(1,270)
Municipal bonds	630	(6)
Asset backed securities	77,594	(697)
U.S. treasury securities	33,817	(109)
Total	$354,400	$(2,082)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$301,625	$(1,429)
Municipal bonds	6,516	(26)
Asset backed securities	64,361	(662)
U.S. treasury securities	3,072	(10)
Total	$375,574	$(2,127)
Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three months ended September 30, 2022 and 2021.
NOTE 7 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
Acquired card receivables consisted of the following as of the dates presented (in thousands):

	September 30, 2022	June 30, 2022
Gross amount of acquired card receivables	$365,282	$261,806
Less: allowance for credit losses	(7,541)	(5,414)
Total	$357,741	$256,392
Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks. As of September 30, 2022, approximately $131.8 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 8).
The Company also incurred losses related to card transactions disputed by spending businesses. The amount was not material during the three months ended September 30, 2022 and 2021.
The acquired card receivable balances above do not include purchases of card receivables from the Issuing Banks that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of September 30, 2022 totaled $55.9 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of September 30, 2022 and 2021 (see Note 13).
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

	September 30, 2022	June 30, 2022
Current and less than 30 days past due	$360,638	$257,618
30 ~ 59 days past due	2,661	1,677
60 ~ 89 days past due	1,125	1,199
90 ~ 119 days past due	813	1,186
Over 119 days past due	45	126
Total	$365,282	$261,806
As part of its collection efforts, the Company may modify card receivables terms with spending businesses that are experiencing financial difficulty; such modifications may include principal forgiveness, late fee forgiveness, or an extension of payment terms. Modifications were not material during the three months ended September 30, 2022 and 2021. The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and have an allowance for outstanding balance and fees, and (ii) classified as nonperforming was not material as of September 30, 2022 and June 30, 2022.
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Balance, beginning	$5,414	$1,740
Initial allowance for credit losses on purchased card receivables with credit deterioration	10	14
Provision for expected credit losses	6,583	4,035
Charge-off amounts	(5,033)	(2,276)
Recoveries collected	567	204
Balance, end of period	$7,541	$3,717
Card receivables acquired from the Issuing Banks and held for investment during the three months ended September 30, 2022 and 2021 were 2.7 billion and 1.2 billion, respectively. The allowance for credit losses related to acquired card receivables increased during the three months ended September 30, 2022 due to portfolio growth.
Gross charge-off amounts for the three months ended September 30, 2022 consisted of $4.6 million originated in the year ended June 30, 2022 and $0.4 million originated in the three months ended September 30, 2022.
Card Receivables Held for Sale
The Company previously sold a portion of acquired card receivables to a Purchasing Bank at a discount. Effective August 2022, the Company ceased selling acquired card receivables.
Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, were zero and $8.7 million as of September 30, 2022 and June 30, 2022, respectively.

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
The card receivables that the Company transferred to the Purchasing Bank during the three months ended September 30, 2022 and 2021 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.
Under the agreement with the Purchasing Bank, the Company has continuing involvement as servicer, and by retaining a beneficial interest derivative in the form of a deferred purchase price. The beneficial interest derivative represents the Company’s right to receive a portion of collections based on the performance of each cohort of card receivables sold to the Purchasing Bank. The fair value of the beneficial interest derivative, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, was immaterial as of September 30, 2022 and June 30, 2022. The servicing fee income was not material during the three months ended September 30, 2022 and 2021.
Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Initial fair value of consideration received:
Cash	$316,477	$258,501
Beneficial interest derivative	1,682	1,194
Total	$318,159	$259,695
Card receivable repurchases during the three months ended September 30, 2022 and 2021 were not material.
Below is a summary of outstanding transferred card receivables by class (i.e., past due status) that have not been charged-off and have not been recorded on the Company's condensed consolidated balance sheets, but with which the Company has a continuing involvement through its servicing agreements, as of the periods presented (in thousands):

	September 30, 2022	June 30, 2022
Current and less than 30 days past due	$340	$56,162
30 ~ 59 days past due	537	292
60 ~ 89 days past due	634	375
90 ~ 119 days past due	547	422
Over 119 days past due	1	30
Total	$2,059	$57,281
The difference between the outstanding balance of transferred card receivables as of September 30, 2022 and June 30, 2022 and the amount derecognized for which the Company has a continuing involvement as service as of September 30, 2022 and June 30, 2022 was not material.
NOTE 8 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Convertible senior notes:
2027 Notes, principal	$575,000	$575,000
2025 Notes, principal	1,150,000	1,150,000
Total principal amount of convertible senior notes	1,725,000	1,725,000
Revolving credit facility	75,000	75,000
Total principal amount of debt and borrowings	1,800,000	1,800,000
Less: unamortized debt discount and issuance costs	(25,227)	(26,918)
Net carrying value of debt and borrowings	$1,774,773	$1,773,082

Net carrying value of debt and borrowings consisted of:
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium)	—	75,097
Non-current liabilities:
2027 Notes, net	562,797	562,127
2025 Notes, net	$1,136,893	1,135,858
Borrowings from revolving credit facility (including unamortized debt premium)	75,083	—
Total	$1,774,773	$1,773,082
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
The Company may redeem for cash, all or any portion of the 2027 Notes, at the Company’s option, on or after October 5, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day (Conversion Condition) preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.
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
The Company may redeem for cash, all or any portion of the 2025 Notes, at the Company’s option, on or after December 5, 2023 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day (Conversion Condition) preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
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
As of September 30, 2022 and June 30, 2022, the Notes consisted of the following:

	September 30, 2022		June 30, 2022
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$575,000	$1,150,000
Less: unamortized debt discount and issuance costs	(12,203)	(13,107)	(12,873)	(14,142)
Net carrying amount	$562,797	$1,136,893	$562,127	$1,135,858
The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the three months ended September 30, 2022 and 2021, the Company recognized $1.7 million and $1.1 million, respectively, of the debt discount and issuance amortization costs related to the Notes. The effective interest rate of the 2027 Notes was 0.48%. The effective interest rate of the 2025 Notes was 0.36% after the adoption of ASU 2020-06 beginning July 1, 2021. As of September 30, 2022, the weighted-average remaining life of the Notes was 3.6 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of September 30, 2022 and June 30, 2022.
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
Revolving Credit Facility
The Revolving Credit Agreement was executed in March 2021, and was most recently amended in August 2022 (Revolving Credit Facility), to finance the acquisition of card receivables. The Revolving Credit Facility matures in June 2024 or earlier pursuant to the agreement and has a total commitment of $225.0 million. The required minimum utilization was $37.5 million as of September 30, 2022 which increases to $112.5 million, or 50% of the total commitment, in November 2022, and further increases to $135.0 million, or 60% of the total commitment in February 2023. As of September 30, 2022, the Company had borrowed $75.0 million against the Revolving Credit Facility. The Revolving Credit Facility requires the Company to pay unused fee up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up $75 million bear interest of 2.75% per annum and borrowings greater than $75 million million bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 6.58% per annum as of September 30, 2022. Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The Company is required to comply with certain restricted covenants, including liquidity requirements. As of September 30, 2022, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the credit agreement, with a weighted-average remaining amortization period of approximately 1.7 years. The interest income (expense), net related to the amortization of the debt issuance costs and debt premium during the three months ended September 30, 2022 and 2021 was not material.
NOTE 9 – STOCKHOLDERS’ EQUITY
Performance-based RSUs
During the three months ended September 30, 2022, the Company granted approximately 150,000 restricted stock units (RSUs) to certain executive employees that vest based upon the achievement of certain financial metrics and continued employment over a period of 3 years. The weighted-average grant date fair value of these performance-based RSUs was $133.48 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period based on management's estimate of the number of performance-based RSUs expected to vest. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
As of September 30, 2022, the total unrecognized compensation expense related to the performance-based RSUs was $21.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Based Compensation Cost
Stock-based compensation cost by award type (in thousands):

	Three Months Ended September 30,
	2022	2021
Stock options	$11,793	$13,236
RSUs	55,670	23,533
Performance-based awards	3,291	—
Market-based RSUs	1,254	—
Employee stock purchase plan	2,821	2,058
Total stock-based compensation cost	$74,828	$38,827

Stock-based compensation cost was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of revenue	$2,001	$1,127
Research and development	20,851	10,560
Sales and marketing	29,258	8,114
General and administrative	20,510	18,086
Total amount charged to expense	72,620	37,887
Property and equipment (capitalized internal-use software)	2,209	940
Total stock-based compensation cost	$74,828	$38,827
NOTE 10 – OTHER INCOME (EXPENSES), NET
Other income (expenses), net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Interest expense	$(2,849)	$(1,828)
Lower of cost or market adjustment on card receivables sold and held for sale	(1,545)	(1,676)
Interest income	11,464	501
Other	(1,123)	(472)
Total	$5,947	$(3,475)
NOTE 11 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax benefit during the three months ended September 30, 2022 consisted primarily of a reduction to the net deferred tax liability as a result of the

Company's current year losses, partially offset by an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2023.
The Company is subject to income tax audits in the U.S., Australia, and Canada. The Company records liabilities related to uncertain tax positions, which provide adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audit. The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future.
NOTE 12 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.
As of September 30, 2022, the weighted-average remaining term of these operating leases is 7.9 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.10%.
The total amount paid for amounts included in the measurement of operating lease liabilities was $3.6 million and $3.1 million during the three months ended September 30, 2022 and 2021, respectively.
The total amount of right-of-use assets obtained in exchange for new operating lease liabilities was $1.5 million and $1.2 million during the three months ended September 30, 2022 and 2021, respectively.
The components of lease expense during the three months ended September 30, 2022 and 2021 is shown on the table below (in thousands).

	Three Months Ended September 30,
	2022	2021
Operating lease expense	$3,118	$3,180
Short-term lease expense	204	82
Variable lease expense, net of credit	513	598
Sublease income	(144)	(182)
Total	$3,691	$3,678

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Future minimum lease payments as of September 30, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2023	$11,212
2024	13,910
2025	13,424
2026	13,292
2027	13,226
2028	13,590
Thereafter	35,919
Gross lease payments	114,573
Less - present value adjustments	(21,091)
Total operating lease liabilities, net	$93,482
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029. which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of September 30, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2023	$19,619
2024	12,974
2025	8,281
2026	4,750
2027	4,750
2028	5,000
Thereafter	29,250
Total	$84,624
Purchase of Card Receivables that have not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $55.9 million as of September 30, 2022 and have not been recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded was not material as of September 30, 2022.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2022 and June 30, 2022, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 14 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(81,640)	$(74,259)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	105,086	95,892
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.78)
Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	September 30,
	2022	2021
Stock options	3,498	5,762
Restricted stock units	4,904	2,895
Total	8,402	8,657
In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as they would be anti-dilutive. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. As of September 30, 2022, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

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
Overview
BILL is a leader in financial automation software for small and midsize businesses (SMBs). As a champion of SMBs, we are dedicated to automating the future of finance so businesses can flourish. Hundreds of thousands of businesses trust BILL solutions to manage financial workflows, including payables, receivables, and spend and expense management. With BILL, businesses are connected to a network of millions of members, so they can pay or get paid faster. Through our automated solutions, we help SMBs simplify and control their finances, so they can confidently manage their businesses, and succeed on their terms. BILL is a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
Our purpose-built, artificial-intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers and payment processors, enabling our customers to access these mission-critical services quickly and easily.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of September 30, 2022, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and 6 of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $229.9 million and $118.3 million during the three months ended September 30, 2022 and 2021, respectively, an increase of $111.6 million. We generated net losses of $81.6 million and $74.3 million during the three months ended September 30, 2022 and 2021, respectively.
COVID-19 and Macroeconomic Factors
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

In addition, ongoing interest rate increases and persistent inflation in the U.S. and other markets globally may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the U.S. or globally. SMBs may be particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. To date, we have not observed material impacts in our business or outlook, but there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.

Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that the COVID-19 pandemic or other macroeconomic factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, the impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
When a spending business completes a purchase transaction, the payment to the merchant is made by the cards' Issuing Bank. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the bank’s balance sheet from the Divvy card account for the spending business. The bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation interests, the purchase price is equal to the outstanding principal balance of the receivable.
In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and other purchase arrangements with a diverse set of funding sources. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement.

Key Business Metrics
We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business. We have presented the number of businesses using our solutions, total payment volume (TPV), and transactions processed as we believe that these key business metrics provide meaningful supplemental information for management and investors in assessing the historical and future operating performance of the BILL business. As a result of the Divvy and Invoice2go acquisitions, we are presenting our key business metrics on a consolidated basis which we believe better reflects the performance of our consolidated business. Our key business metrics are defined following the table below and track our BILL, Divvy, and Invoice2go products combined. Relevant metrics for BILL, Divvy, and Invoice2go are set forth in the footnotes to the table. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors.

	Three Months Ended September 30,
	2022	2021	% Growth
Businesses using our solutions (1)	419,800	365,400	15%

	Three Months Ended September 30,
	2022		2021	% Growth
Total payment volume (amounts in billions) (2)	$64.9	$55,066	$48.4	34%

	Three Months Ended September 30,
	2022	2021	% Growth
Transactions processed (3)	19,580,000	13,536,000	45%
(1)As of September 30, 2022, the total number of BILL customers was approximately 172,000; the total number of spending businesses that used Divvy's spend management solution was approximately 22,800; and the total number of Invoice2go subscribers was 225,100.
(2)During the three months ended September 30, 2022: the total payment volume transacted by BILL customers was approximately $61.6 billion; the total card payment volume transacted by spending businesses that used Divvy cards was approximately $3.0 billion; the total payment volume transacted by Invoice2go subscribers was approximately $292 million.
(3)During the three months ended September 30, 2022: the total transactions executed by BILL customers was approximately 10.8 million; the total transactions executed by spending businesses that used Divvy cards were approximately 8.5 million; the total transactions executed by Invoice2go subscribers were over 300,000.
Businesses Using Our Solutions
For the purposes of measuring our key business metrics, we define businesses using our solutions as the summation of: customers that are either billed directly by us or for which we bill our partners for BILL products during a particular period, spending businesses that use Divvy's spend and expense management products, and Invoice2go subscribers. In prior fiscal quarters, we counted and reported customers using our BILL products as our "Number of Customers," which excluded businesses using our Divvy products and our Invoice2go subscribers. In light of the growth of our company in recent periods, we consider the businesses using our solutions metric to better represent the performance and scale of our business as it currently exists. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal quarter.
Total Payment Volume (TPV)
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised of less than 2% of TPV during the three months ended September 30, 2022 and 2021.
Transactions Processed
We define transactions processed as the number of customer payments initiated and processed through our platform during a particular period. Payment transactions include checks, ACH items, card payments, real-time payments, and cross-border payments.
Components of Results of Operations
Revenue
We generate revenue primarily from subscription and transaction fees.
Subscription fees are fixed monthly or annually and charged to our customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, and cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments.
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
We facilitate the extension of credit to spending businesses through our Divvy product in the form of Divvy cards, which are originated through our agreements with our Issuing Banks. The agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. The spending businesses utilize the credit on the Divvy cards as a means of payment for goods and services provided by their suppliers. For each transaction, the suppliers are required to pay interchange fees to the issuer of the credit. Based on our agreements with the Issuing Banks, we recognize the interchange fees as revenue gross or net of rebates received from the Issuing Banks based on our determination of whether we are the principal or the agent under the agreements.
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
In addition, we generate revenue from interest on funds held for customers. Interest on funds held for customers consists of the interest that we earn from customer funds while payment transactions are clearing. Interest is earned from interest-bearing deposit accounts, certificates of deposit, money market funds, commercial paper, and U.S. Treasury securities, until those payments are cleared and credited to the intended recipient.
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
Depreciation and amortization of intangible assets - Depreciation and amortization of intangible assets expenses consist of depreciation of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs are excluded.
Other income (expenses), net – Other income (expenses), net consists primarily of the lower of cost or market adjustment on card receivables sold and held for sale, interest expense on our borrowings (including amortization of debt discount and issuance costs in connection with our 2025 Notes and 2027 Notes), and interest income on our corporate funds.
Benefit from income taxes – Benefit from income taxes consists primarily of a reduction to the net deferred tax liability as a result of our current year losses, partially offset by an estimated cash tax liability associated with the expected impacted from capitalization of research and development (R&D) costs.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Change
	2022	2021 (1)	$	%
Revenue	$229,924	$118,349	$111,575	94%
Cost of revenue
Service costs (2)	34,820	20,713	14,107	68%
Depreciation and amortization of intangible assets (3)	10,287	9,122	1,165	13%
Total cost of revenue	45,107	29,835	15,272	51%
Gross profit	184,817	88,514	96,303	109%
Operating expenses
Research and development (2)	75,121	41,884	33,237	79%
Sales and marketing (2)	118,633	53,629	65,004	121%
General and administrative (2)	66,738	57,515	9,223	16%
Depreciation and amortization of intangible assets (3)	12,019	9,691	2,328	24%
Total operating expenses	272,511	162,719	109,792	67%
Loss from operations	(87,694)	(74,205)	$(13,489)	18%
Other income (expense), net	5,947	(3,475)	9,422	(271)%
Loss before benefit from income taxes	(81,747)	(77,680)	(4,067)	5%
Benefit from income taxes	(107)	(3,421)	3,314	(97)%
Net loss	$(81,640)	$(74,259)	(7,381)	10%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenue - service costs	$2,001	$1,127	$874	78%
Research and development	20,851	10,560	10,291	97%
Sales and marketing	29,258	8,114	21,144	261%
General and administrative	20,510	18,086	2,424	13%
Total	$72,620	$37,887	$34,733	92%
(3) Depreciation expense does not include amortization of capitalized internal-use software costs.

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2022	2021 (1)
Revenue	100%	100%
Cost of revenue
Service costs	15%	18%
Depreciation and amortization of intangible assets	5%	8%
Total cost of revenue	20%	25%
Gross profit	80%	75%
Operating expenses
Research and development	33%	35%
Sales and marketing	52%	45%
General and administrative	29%	49%
Depreciation and amortization of intangible assets	5%	7%
Total operating expenses	119%	137%
Loss from operations	(39)%	(63)%
Other income (expense), net	3%	(3)%
Loss before benefit from income taxes	(36)%	(67)%
(Benefit from) provision for income taxes	—%	(3)%
Net loss	(36)%	(64)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

Comparison of the three months ended September 30, 2022 and 2021
Revenue
Revenue consists mainly of subscription and transactions fees. Subscription revenue increased by $21.1 million, or 57% during the three months ended September 30, 2022, as compared to the prior year period, primarily due to the increase in customers and average subscription revenue per customer due to an increase in the number of users. Transaction fee revenue increased by $75.9 million, or 94% during the three months ended September 30, 2022, as compared to the prior year period, primarily due to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. In addition, interest on funds held for customers increased by $14.5 million, or 1,835% during the three months ended September 30, 2022, as compared to the prior year period, primarily due to an increase in yield earned from investing customer funds as interest rates have increased.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations grows as a percentage of our revenue or our international operations increase.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Three months ended September 30,				Change
	2022		2021 (1)		Amount	%
Cost of revenue:
Service costs	34,820		20,713	$56,576	14,107	68%
Depreciation and amortization of intangible assets (2)	10,287		9,122	5,230	1,165	13%
Total cost of revenue	$45,107	$—	$29,835	$61,806	15,272	51%
Gross profit	$184,817		$88,514	$176,459	96,303	109%
Gross margin	80%		75%	74%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Excludes amortization of capitalized internal-use software costs.
Service costs increased by $14.1 million during the three months ended September 30, 2022 as compared to the prior year period, primarily due to:
•a $7.1 million increase in direct costs associated with the processing of payments made by businesses using our solution, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $5.1 million increase in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel and added headcount from our acquisition of Invoice2go, who were directly engaged in providing implementation and support services to our customers; and
•a $1.9 million increase in costs for consultants, temporary contractors, shared overhead, and other costs.
Gross margin increased to 80% during the three months ended September 30, 2022 from 75% during the prior year period, primarily due to a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $33.2 million during the three months ended September 30, 2022, as compared to the prior year period, primarily due to the following:
•a $31.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel and added headcount from our acquisition of Invoice2Go, who were directly engaged in developing new product offerings; and
•a $1.6 million increase in costs for engaging consultants and temporary contractors who provided product development services, and increase in computer-related expenses and software costs.
Our research and development expenses decreased to 33% as a percentage of revenue during the three months ended September 30, 2022, from 35% during the prior year period, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses and consulting services as a percentage of revenue during the three months ended September 30, 2022 compared to the prior year period.
We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.

Sales and Marketing Expenses
Sales and marketing expenses increased by $65.0 million during the three months ended September 30, 2022, as compared to the prior year period, primarily due to the following:
•a $35.0 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel and added headcount from our acquisition of Invoice2go, who were directly engaged in acquiring new customers and in marketing our products and services;
•a $23.4 million increase in rewards expense in connection with our rewards programs as a result of increased transaction volume and higher rewards rates. We offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses through cash back, statement credit, gift cards and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed; and
•a $6.1 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness.
Our sales and marketing expenses increased to 52% as a percentage of revenue during the three months ended September 30, 2022 from 45% during the prior year period, primarily due to the increase in rewards expense and a higher stock-based compensation expense recognized during the current fiscal quarter.
General and Administrative Expenses
General and administrative expenses increased by $9.2 million during the three months ended September 30, 2022, as compared to prior year period, primarily due to the following:
•an $11.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel, and added headcount from our acquisition of Invoice2go;
•a $3.0 million increase in provision for card and fraud losses;
•a $1.4 million increase in software subscription and computer-related expenses, shared overhead and other costs; and partially offset by
•a $6.3 million decrease in professional and consulting fees.
Our general and administrative expenses decreased to 29% as a percentage of revenue during the three months ended September 30, 2022 from 49% during the prior year period, primarily due to a higher revenue growth rate but a relatively lower increase in stock-based compensation expense and consulting costs as a percentage of revenue.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $3.5 million during the three months ended September 30, 2022 as compared to the prior year period, primarily due to a full-quarter-period amortization of intangible assets associated with the acquisition of Invoice2go in September 2021.
Other Income (Expenses), Net
Other income (expenses), was $5.9 million during the three months ended September 30, 2022 as compared $(3.5) million in the prior year period. The net change of $9.4 million was primarily due to the following:
•an $11.0 million increase in interest income due to higher interest rates earned on corporate funds; and partially offset by

•a $1.0 million increase in interest expense as the result of higher interest rates on our credit borrowings.
Benefit from Income Taxes
Benefit from income taxes during the three months ended September 30, 2022 pertained mainly to a reduction to the net deferred tax liability as a result of our current year losses, partially offset by an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2023.
.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit, minus amortization of acquired intangible assets, stock-based compensation expense, payroll taxes related to stock-based compensation expense, and depreciation expense recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by revenue, and is represented as a percentage. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors' consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three Months Ended September 30,
	2022	2021 (1)
Revenue	$229,924	$118,349
Gross profit	184,817	88,514
Add:
Depreciation and amortization of intangible assets (2)	10,287	9,122
Stock-based compensation and related payroll taxes	2,066	1,290
Non-GAAP gross profit	$197,170	$98,926
Gross margin	80.4%	74.8%
Non-GAAP gross margin	85.8%	83.6%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

(2) Excludes amortization of capitalized internal-use software cost.
Free Cash Flow
Free cash flow is defined as net cash used in operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash provided by (used in) operating activities for the periods presented (amounts in thousands):

	Three Months Ended September 30,
	2022	2021 (1)
Net cash provided by (used in) operating activities	$18,152	$(21,134)
Purchases of property and equipment	(1,376)	(1,404)
Capitalization of internal-use software costs	(4,764)	(2,942)
Free cash flow	$12,012	$(25,480)
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.0 billion, and our available undrawn line of credit of $150 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. We have a total borrowing commitment of $225.0 million from our Revolving Credit Facility (as defined below) and have drawn $75.0 million as of September 30, 2022. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our line of credit as further discussed below. For additional discussion about our senior convertible notes and line of credit borrowings, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. For additional discussion about our operating leases and other commitments, refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (amounts in thousands):

	Three Months Ended September 30,
	2022	2021 (1)
Net cash provided by (used in):
Operating activities	$18,152	$(21,134)
Investing activities	$(133,315)	$(453,872)
Financing activities	$(2,154)	$2,104,111
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
Net Cash Provided by (Used in) Operating Activities
Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. We also generate cash from the interest earned on both corporate funds and funds held in trust on behalf of customers while payment transactions are clearing. Our primary uses of cash in our operating activities include payments for employee salary and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, payments for card rewards expenses, and other general corporate expenditures.
Net cash provided by operating activities was $18.2 million during the three months ended September 30, 2022, compared to a net cash used of $21.1 million during the prior year period. The net change was due to the increase in our revenues, partially offset by the timing of the payments for costs of our services and operating expenses.
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
Our net cash used in investing activities decreased to $133.3 million during the three months ended September 30, 2022, from $453.9 million during the prior year period, due primarily to the increase in proceeds from maturities of corporate and customer short-term investments and absence of the payment to acquire Invoice2go in the prior year period. The decrease was partially offset by the increase in purchases of corporate and customer fund short-term investments and the increase in acquired card receivables.
Net Cash Provided by (Used in) Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from public offerings of our common stock, issuance of convertible notes, exercises of stock options, and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Our cash usage for our financing activities consists primarily of payments of costs related to public offerings of our common stock and issuance of debt. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.

Our net cash used in financing activities was $2.2 million during the three months ended September 30, 2022, compared to net cash provided of $2.1 billion during the prior year period. The net change was primarily due to the absence of the proceeds from the public offering of our common stock and issuance of our 2027 Notes in the prior year period and a decrease in customer funds liability.
2027 Notes
On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027. The 2027 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025. The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit
We have a total borrowing commitment of $225.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (the Revolving Credit Facility), of which we borrowed $75.0 million as of September 30, 2022. In August 2022, we amended the Revolving Credit Facility to increase the borrowing capacity from $75.0 million to $225.0 million. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our Divvy charge card and certain related collateral. Our Revolving Credit Facility matures in June 2024 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $55.9 million as of September 30, 2022 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of September 30, 2022.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of September 30, 2022.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for fiscal 2022.
Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts. Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. Our customer funds assets are invested with safety of principal as the primary objectives. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. Our customer funds assets are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 1.84% during the three months ended September 30, 2022 compared to 0.13% during the same period in fiscal 2022 due primarily to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our line of credit. As of September 30, 2022, we borrowed $75.0 million from our line of credit. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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
Inflation Risk
We do not believe that inflation had a material effect on our cash flows and operating results during the three months ended September 30, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact us in the future. We have assessed these impacts for the current reporting period, and do not expect the new law to have a material impact on our fiscal 2023 financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $81.6 million and $74.3 million million during the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $626.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion, and to continue hiring across all functions to accomplish these objectives. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on customer funds that we hold for the benefit our customers, respectively. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our corporate charge cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. We also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $229.9 million and $118.3 million during the three months ended September 30, 2022 and 2021, respectively. Our TPV was $64.9 billion and $48.4 billion during the three months ended September 30, 2022 and 2021, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions, as a result of general economic factors or factors specific to their businesses;
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
•the impact of the conflict in Ukraine, economic sanctions and countermeasures taken by other countries, and market volatility resulting from the above;and
•awareness of our brand and our reputation in our target markets.
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
To date, a significant portion of our growth has been attributable to customer adoption of new and existing payment products. To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by incentivizing them to pay for additional services and driving adoption of new and existing payment products, including ad valorem products. Our ability to retain our customers, drive adoption and increase usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, customer reaction to changes in the pricing of our products, general economic conditions or the other risks described in this Quarterly Report on Form 10-Q. Our ability to sell additional services or increase customer adoption of new or existing products may require more sophisticated and costly sales and marketing efforts, especially for our larger customers. If we are unable to retain existing customers or increase the usage of our platform by them, it would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
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
We offer our Divvy card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our Divvy cards uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, policies of Issuing Banks (as defined below), and other factors.
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
Several of our other product offerings in connection with which we advance funds to our customers or vendors of our customers based on credit and risk profiling before we receive the funds on their behalf, such as our Instant Transfer feature, also expose us to credit risks. Although these offerings are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness would expose us to many of the credit risks described above and could harm our business, operating results, and financial condition.
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

A significant portion of our revenue comes from SMBs. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, supply chain shortages, increased fuel prices, the COVID-19 pandemic, and catastrophic events than larger, more established businesses, as SMBs typically have fewer financial resources than larger entities. If any of these conditions occur, as a result of recent or future increases in interest rates in the U.S. or other countries, ongoing inflationary trends, or for any other reason, they may have a disproportionate negative impact on SMBs and as a result the overall demand for our products and services could be materially and adversely affected.
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
Excluding Divvy spending businesses and Invoice2go subscribers, we had over 170,000 customers on our platform as of September 30, 2022. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, the TPV processed by our customers on our platform was $61.6 billion and $46.9 billion during the three months ended September 30, 2022 and 2021, respectively. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our partners for BILL products during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, spend and expense management and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.
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
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility such as that experienced in 2008 and 2022, that may result from the COVID-19 or other pandemics, from high inflation, high interest rate or recessionary environments or from war (such as the war in Ukraine). As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations. In addition to the risks related to customer funds, we are also exposed to interest-rate risk relating to our investments of our corporate cash.
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
Our relationships with our more than 6,000 firm partners account for approximately 19% of our total customers as of September 30, 2022 and approximately 26% of our consolidated revenue during fiscal 2022. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
The extensions of credit facilitated through our platform are originated through Cross River Bank and WEX Bank, and we rely on these entities (Issuing Banks) to comply with various federal, state and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank - non-bank partnership arrangements. If the legal structure underlying our relationship with our Issuing Banks were to be successfully challenged, our extension of credit offerings through these banks may be determined to be in violation of state licensing requirements and other state laws. In addition, Issuing Banks engaged in this activity have been subject to increased regulatory scrutiny recently. Adverse orders or regulatory enforcement actions against our Issuing Banks, even if unrelated to our business, could impose restrictions on our Issuing banks’ ability to continue to extend credit through our platform or on current terms.
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
To support Divvy’s business model and the growth of our Divvy business, we must maintain a variety of funding arrangements, including warehouse facilities and purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our Issuing Banks participation interests in the accounts receivables generated when Divvy spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. Typically, we immediately sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of the participation interests to third-party institution pursuant to a purchase arrangements.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA was amended several times after its enactment, most recently by the California Privacy Rights Act (CPRA) which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. Many aspects of the CCPA, the CPRA, and their interpretation remain unclear, and their full impact on our business and operations remains uncertain. Following the lead of California, several other states, including Colorado, Utah, Virginia and Connecticut have each enacted laws similar to the CCPA/CPRA and other states are considering enacting privacy laws as well. Accordingly, the laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
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
We believe that maintaining and enhancing our brands are important to support the marketing and sale of our existing and future products to new customers and partners and to expand sales of our platforms to new and existing customers and partners. Our ability to protect our BILL brand is limited as a result of its descriptive nature. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brands, our business could suffer.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the 2017 Tax Act as modified by the CARES Act, and the Inflation Reduction Act of 2022;
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
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
We are required, pursuant to Section 404 of Sarbanes-Oxley (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
We are exposed to foreign currency exchange risk relating to our Australian operations.
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

As of September 30, 2022, we had $1.15 billion aggregate principal amount of the 0% Convertible Notes outstanding (the 2025 Notes) due on December 1, 2025, $575.0 million aggregate principal amount of the 0% convertible senior notes outstanding due on April 1, 2027 (the 2027 Notes) and had drawn $75.0 million under our Revolving Credit Facility, as described in Note 8 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes and 2027 Notes (collectively, the Notes) and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our Divvy credit card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes was not triggered as of September 30, 2022, but had been triggered in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase. Sarbanes-Oxley, the Dodd-Frank Wall Street

Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly compared to when we were a private company.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 105,632,997 shares of our common stock outstanding as of September 30, 2022. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, we have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of vesting conditions, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.1†	Amendment No. 3 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of August 29, 2022.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
†Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish to the SEC copies of any such schedules upon request.
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

November 4, 2022	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 4, 2022	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)