Form 10-Q
period 2022-12-31
Bill.com Holdings, Inc.
filed 2023-02-03
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 27, 2023, the registrant had 106,385,536 shares of common stock, $0.00001 par value per share, outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve, and maintain, future profitability;
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
In this Quarterly Report on Form 10-Q, the words "we," "us," and "our" refer to Bill.com Holdings, Inc. (BILL) and its wholly-owned subsidiaries, including Bill.com, LLC (BILL standalone), DivvyPay, LLC (Divvy), Invoice2go, LLC (Invoice2go), and Cimrid Pty, Ltd (Cimrid), unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,616,758	$1,596,542
Short-term investments	1,066,538	1,108,493
Accounts receivable, net	31,261	24,045
Acquired card receivables, net	380,895	256,392
Prepaid expenses and other current assets	178,688	151,258
Funds held for customers	3,474,048	3,142,660
Total current assets	6,748,188	6,279,390
Non-current assets:
Operating lease right-of-use assets, net	72,725	76,445
Property and equipment, net	69,383	56,985
Intangible assets, net	401,869	432,583
Goodwill	2,396,509	2,362,893
Other assets	49,600	47,730
Total assets	$9,738,274	$9,256,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,262	$9,948
Accrued compensation and benefits	31,021	29,004
Deferred revenue	30,358	31,868
Other accruals and current liabilities	181,551	120,080
Borrowings from revolving credit facility, net	—	75,097
Customer fund deposits	3,474,048	3,142,660
Total current liabilities	3,731,240	3,408,657
Non-current liabilities:
Deferred revenue	2,013	2,159
Operating lease liabilities	78,207	82,728
Borrowings from revolving credit facility, net	112,570	—
Convertible senior notes, net	1,701,397	1,697,985
Other long-term liabilities	28,970	20,803
Total liabilities	5,654,397	5,212,332
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	4,811,780	4,598,737
Accumulated other comprehensive loss	(6,361)	(10,217)
Accumulated deficit	(721,544)	(544,828)
Total stockholders' equity	4,083,877	4,043,694
Total liabilities and stockholders' equity	$9,738,274	$9,256,026
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$260,006	$156,478	$489,930	$274,827
Cost of revenue
Service costs	36,965	24,338	71,786	45,051
Depreciation and amortization of intangible assets (1)	10,502	10,048	20,789	19,170
Total cost of revenue	47,467	34,386	92,575	64,221
Gross profit	212,539	122,092	397,355	210,606
Operating expenses
Research and development	78,910	51,377	154,030	93,261
Sales and marketing	164,683	69,896	283,308	123,525
General and administrative	69,381	64,965	136,119	122,480
Depreciation and amortization of intangible assets (1)	12,028	11,929	24,055	21,620
Total operating expenses	325,002	198,167	597,512	360,886
Loss from operations	(112,463)	(76,075)	(200,157)	(150,280)
Other income (expenses), net	17,022	(5,000)	22,970	(8,475)
Loss before benefit from income taxes	(95,441)	(81,075)	(177,187)	(158,755)
Benefit from income taxes	(365)	(635)	(471)	(4,056)
Net loss	$(95,076)	$(80,440)	$(176,716)	$(154,699)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.78)	$(1.68)	$(1.56)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	105,906	102,910	105,494	99,401
(1) Depreciation expense does not include amortization of capitalized internal-use software costs.

See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(95,076)	$(80,440)	$(176,716)	$(154,699)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	4,126	(1,711)	3,856	(1,750)
Comprehensive loss	$(90,950)	$(82,151)	$(172,860)	$(156,449)
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Six Months Ended December 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	835	—	3,901	—	—	3,901
Issuance of common stock under the employee stock purchase plan	67	—	8,494	—	—	8,494
Stock-based compensation	—	—	73,352	—	—	73,352
Other comprehensive loss	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(81,640)	(81,640)
Balance at September 30, 2022	105,633	$2	$4,684,484	$(10,487)	$(626,468)	$4,047,531
Issuance of common stock upon exercise of stock options and release of restricted stock units	663	—	4,316	—	—	4,316
Issuance of common stock as consideration for an acquisition	40	—	3,376	—	—	3,376
Stock-based compensation	—	—	119,604	—	—	119,604
Other comprehensive income	—	—	—	4,126	—	4,126
Net loss	—	—	—	—	(95,076)	(95,076)
Balance at December 31, 2022	106,336	$2	$4,811,780	$(6,361)	$(721,544)	$4,083,877

	Six Months Ended December 31, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	$2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for an acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,033	—	8,644	—	—	8,644
Issuance of common stock under the employee stock purchase plan	40	—	5,726	—	—	5,726
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	38,839	—	—	38,839
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(74,259)	(74,259)
Balance at September 30, 2021	102,439	$2	$4,403,500	$(139)	$(292,726)	$4,110,637
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,022	—	14,140	—	—	14,140
Stock-based compensation	—	—	50,701	—	—	50,701
Other comprehensive loss	—	—	—	(1,711)	—	(1,711)
Net loss	—	—	—	—	(80,440)	(80,440)
Balance at December 31, 2021	103,461	$2	$4,468,341	$(1,850)	$(373,166)	$4,093,327
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(176,716)	$(154,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	191,925	87,571
Amortization of intangible assets	39,763	36,440
Depreciation of property and equipment	5,081	4,350
Amortization of capitalized internal-use software costs	1,901	673
Amortization of debt premium and issuance costs	3,483	1,955
Amortization of premium (accretion of discount) on investments in marketable debt securities	(10,401)	6,638
Provision for losses on acquired card receivables	15,042	9,535
Non-cash operating lease expense	4,718	4,083
Deferred income taxes	(826)	(3,822)
Other	516	—
Changes in assets and liabilities:
Accounts receivable	(7,052)	(3,420)
Prepaid expenses and other current assets	(4,623)	(8,547)
Other assets	(1,880)	(1,099)
Accounts payable	3,511	(2,023)
Other accruals and current liabilities	15,408	(11,430)
Operating lease liabilities	(4,794)	(2,952)
Other long-term liabilities	35	(1,698)
Deferred revenue	(1,709)	4,381
Net cash provided by (used in) operating activities	73,382	(34,064)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(28,902)	(144,541)
Purchases of corporate and customer fund short-term investments	(1,641,193)	(1,452,419)
Proceeds from maturities of corporate and customer fund short-term investments	1,683,413	667,854
Proceeds from sale of corporate and customer fund short-term investments	5,088	44,744
Increase in acquired card receivables, net and other	(101,353)	(77,459)
Purchases of property and equipment	(3,161)	(2,467)
Capitalization of internal-use software costs	(10,510)	(5,023)
Proceeds from beneficial interest	2,080	—
Net cash used in investing activities	(94,538)	(969,311)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	1,341,152
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	—	560,075
Purchase of capped calls	—	(37,893)
Increase (decrease) in customer fund deposits liability and other	332,661	1,171,446
Proceeds from line of credit borrowings	37,500	—
Proceeds from exercise of stock options	8,217	22,784
Proceeds from issuance of common stock under the employee stock purchase plan	8,494	5,726
Net cash provided by financing activities	386,872	3,063,290
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	182	(75)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	365,898	2,059,840
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,542,715	1,809,692
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,908,613	$3,869,532
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,616,758	$1,672,166
Restricted cash included in other current assets	103,809	16,364
Restricted cash included in other assets	6,724	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	2,181,322	2,174,278
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,908,613	$3,869,532
See accompanying notes to condensed consolidated financial statements.

BILL.COM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Bill.com, Inc. was incorporated in the State of Delaware in April 2006. In November 2018, Bill.com, Inc. consummated a reorganization with Bill.com Holdings, Inc., which resulted in the latter becoming the parent entity of Bill.com, Inc. Bill.com, Inc. was subsequently converted into a limited liability company and renamed Bill.com, LLC. Bill.com Holdings, Inc., which was incorporated in the State of Delaware in August 2018, and its subsidiaries are collectively referred to as the “Company”.
The Company is a provider of software-as-a-service, cloud-based payments, spend, and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back office efficiency.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
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
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets is recognized, if material. As of December 31, 2022 and June 30, 2022, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $12.3 million and $5.8 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 12).
There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2022 and 2021.
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
Recently Adopted Accounting Pronouncements
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires a company to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The Company early adopted this ASU on a prospective basis beginning July 1, 2022. See Note 6 for additional disclosures resulting from the adoption of this ASU.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The Company serves small and midsize businesses (SMB), accounting firms, and financial institutions. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Small-to-midsize businesses, accounting firms and other	$220,406	$147,530	$425,227	$261,132
Financial institutions	10,689	7,989	20,479	11,945
Total subscription and transaction fees	231,095	155,519	445,706	273,077
Interest on funds held for customers	28,911	959	44,224	1,750
Total revenue	$260,006	$156,478	$489,930	$274,827
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied.
During the three and six months ended December 31, 2022, the Company recognized $11.4 million and $25.7 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2022.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $133.5 million. Of the total remaining performance obligations, the Company expects to recognize approximately 75% within two years and 25% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $12.4 million and $11.4 million as of December 31, 2022 and June 30, 2022, respectively.

NOTE 3 – FAIR VALUE MEASUREMENT
The Company measures and reports its cash equivalents, short-term investments, funds held for customers that are invested in money market funds and marketable debt securities, and contingent consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,227,764	$—	$—	$1,227,764
Corporate bonds	—	19,121	—	19,121
U.S. treasury securities	19,950	—	—	19,950
	1,247,714	19,121	—	1,266,835
Short-term investments:
Corporate bonds	—	641,267	—	641,267
U.S. treasury securities	313,704	—	—	313,704
U.S. agency securities	—	26,119	—	26,119
Asset-backed securities	—	31,270	—	31,270
Certificates of deposit	—	54,178	—	54,178
	313,704	752,834	—	1,066,538
Funds held for customers:
Restricted cash equivalents:
Money market funds	29,061	—	—	29,061
Corporate bonds	—	237,682	—	237,682
	29,061	237,682	—	266,743
Short-term investments:
Corporate bonds	—	734,878	—	734,878
Certificates of deposit	—	426,189	—	426,189
Municipal bonds	—	635	—	635
Asset-backed securities	—	81,680	—	81,680
U.S. treasury securities	53,221	—	—	53,221
	53,221	1,243,382	—	1,296,603
Total assets measured at fair value	$1,643,700	$2,253,019	$—	$3,896,719

Liabilities
Contingent consideration(1)	$—	$—	$10,794	$10,794
Total liabilities measured at fair value	$—	$—	$10,794	$10,794
(1) The Company used the probability-weighted discounted cash flow method to estimate the contingent consideration. The significant inputs used in the fair value measurement of the contingent consideration are the probability of payout and discount rate. As these inputs are not based on observable market data, the liability represents a Level 3 measurement within the fair value hierarchy.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,435,111	$—	$—	$1,435,111
Corporate bonds	—	11,430	—	11,430
	1,435,111	11,430	—	1,446,541
Short-term investments:
Corporate bonds	—	597,204	—	597,204
U.S. treasury securities	421,728	—	—	421,728
Asset-backed securities	—	51,406	—	51,406
Certificates of deposit	—	38,155	—	38,155
	421,728	686,765	—	1,108,493
Funds held for customers:
Restricted cash equivalents:
Money market funds	34,703	—	—	34,703
Corporate bonds	—	133,557	—	133,557
	34,703	133,557	—	168,260
Short-term investments:
Corporate bonds	—	807,685	—	807,685
Certificates of deposit	—	397,533	—	397,533
Municipal bonds	—	6,516	—	6,516
Asset-backed securities	—	69,912	—	69,912
U.S. treasury securities	3,072	—	—	3,072
	3,072	1,281,646	—	1,284,718
Beneficial interest derivative on card receivables sold	—	—	398	398
Total assets measured at fair value	$1,894,614	$2,113,398	$398	$4,008,410
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
The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of December 31, 2022. The Company carries the Notes at par value, less the unamortized debt discount and issuance costs in the accompanying condensed consolidated balance sheets. As of December 31, 2022, the estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $451.1 million and $1.18 billion, respectively. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 4 – SHORT-TERM INVESTMENTS
Short-term investments consisted of the following as of the dates presented (in thousands):

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$644,658	$70	$(3,461)	$641,267
U.S. treasury securities	315,325	21	(1,641)	313,705
Asset-backed securities	31,368	10	(108)	31,270
Certificates of deposit	54,178	—	—	54,178
U.S. agency securities	26,079	51	(11)	26,119
Total	$1,071,607	$152	$(5,221)	$1,066,538

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$601,987	$3	$(4,786)	$597,204
U.S. treasury securities	424,644	1	(2,917)	421,728
Asset-backed securities	51,622	—	(216)	51,406
Certificates of deposit	38,155	—	—	38,155
Total	$1,116,408	$4	$(7,919)	$1,108,493
The amortized cost and fair value amounts include accrued interest receivable of $3.4 million and $3.0 million as of December 31, 2022 and June 30, 2022, respectively.
As of December 31, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $915.9 million and $150.7 million, respectively, or 86% and 14%, respectively, of the Company’s total short-term investments. As of June 30, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $961.8 million and $146.7 million, respectively, or 87% and 13%, respectively, of the Company’s total short-term investments.
As of December 31, 2022, approximately 210 out of approximately 350 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2022
	Fair value	Unrealized losses
Corporate bonds	$354,715	$(3,461)
U.S. treasury securities	223,429	(1,641)
Asset backed securities	27,508	(108)
U.S. agency securities	8,769	(11)
Total	$614,421	$(5,221)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$392,699	$(4,786)
U.S. treasury securities	411,787	(2,917)
Asset backed securities	51,406	(216)
Total	$855,892	$(7,919)
Most of the Company investments with unrealized losses had been in a continuous unrealized loss position for less than 12 months. Investments with unrealized losses that had been in a continuous unrealized loss position for more than 12 months have not been material. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three and six months ended December 31, 2022 and 2021.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of December 31, 2022 and June 30, 2022 because they were not material.
NOTE 5 – FUNDS HELD FOR CUSTOMERS
Funds held for customers consisted of the following as of the dates presented (in thousands):

	December 31, 2022	June 30, 2022
Restricted cash	$1,914,579	$1,685,937
Restricted cash equivalents	266,743	168,260
Funds receivable	9,470	6,747
Corporate bonds	734,878	807,685
Certificates of deposit	426,189	397,533
Municipal bonds	635	6,516
Asset backed securities	81,680	69,912
U.S. treasury securities	53,221	3,072
Total funds held for customers	3,487,395	3,145,662
Less - income earned by the Company included in other current assets	(13,347)	(3,002)
Total funds held for customers, net of income earned by the Company	$3,474,048	$3,142,660
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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$735,248	$35	$(405)	$734,878
Certificates of deposit	426,230	—	(41)	426,189
Municipal bonds	638	—	(3)	635
Asset backed securities	82,258	32	(610)	81,680
U.S. treasury securities	53,351	2	(132)	53,221
Total	$1,297,725	$69	$(1,191)	$1,296,603

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$809,113	$1	$(1,429)	$807,685
Certificates of deposit	397,533	—	—	397,533
Municipal bonds	6,542	—	(26)	6,516
Asset backed securities	70,574	—	(662)	69,912
U.S. treasury securities	3,082	—	(10)	3,072
Total	$1,286,844	$1	$(2,127)	$1,284,718
The amortized cost and fair value amounts include accrued interest receivable of $5.6 million and $3.0 million and as of December 31, 2022 and June 30, 2022, respectively.
As of December 31, 2022, approximately 94%, or $1.2 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 6% or $81.7 million mature thereafter. As of June 30, 2022, approximately 95%, or $1.2 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 5% or $69.9 million mature thereafter.
As of December 31, 2022, approximately 120 out of approximately 390 investment positions were in an unrealized loss position. The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2022
	Fair value	Unrealized losses
Corporate bonds	$171,981	$(405)
Certificates of deposit	7,848	(41)
Municipal bonds	635	(3)
Asset backed securities	62,569	(610)
U.S. treasury securities	43,601	(132)
Total	$286,634	$(1,191)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$301,625	$(1,429)
Municipal bonds	6,516	(26)
Asset backed securities	64,361	(662)
U.S. treasury securities	3,072	(10)
Total	$375,574	$(2,127)
Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three and six months ended December 31, 2022 and 2021.
NOTE 6 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
Acquired card receivables consisted of the following as of the dates presented (in thousands):

	December 31, 2022	June 30, 2022
Gross amount of acquired card receivables	$392,843	$261,806
Less: allowance for credit losses	(11,948)	(5,414)
Total	$380,895	$256,392
Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks. As of December 31, 2022, approximately $129.8 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 7).
The Company also incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and six months ended December 31, 2022 and 2021.
The acquired card receivable balances above do not include purchases of card receivables from the Issuing Banks that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of December 31, 2022 totaled $21.2 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of December 31, 2022 and 2021 (see Note 12).
Credit Quality Information
The Company regularly reviews collection experience, delinquencies, and net charge-offs in determining allowance for credit losses related to acquired card receivables. Historical collections rates have shown that days past due is the primary indicator of the likelihood of loss. The Company uses the delinquency trends or past due status of the acquired card receivables as the credit quality indicator. Acquired card receivables are considered past due if full payment is not received on the bill date or within a grace period, which is generally limited to five days. Below is a summary of the acquired card receivables by class (i.e., past due status) as of the dates presented (in thousands):

	December 31, 2022	June 30, 2022
Current and less than 30 days past due	$384,944	$257,618
30 ~ 59 days past due	2,882	1,677
60 ~ 89 days past due	2,449	1,199
90 ~ 119 days past due	2,463	1,186
Over 119 days past due	105	126
Total	$392,843	$261,806
As part of its collection efforts, the Company may modify card receivables terms with spending businesses that defaulted on payments; such modifications may include principal forgiveness, late fee forgiveness, and/or an extension of payment terms. The following table provides additional information with respect to card receivables that were modified during the three and six months ended December 31, 2022 (in thousands):

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Principal subject to forgiveness(1)	$81	$81
Principal subject to late fee forgiveness(1)	—	696
Other-than-insignificant payment delay(2)	199	2,439
Payment term extension(3)	544	577
Total card receivables	$824	$3,793
(1) Forgiveness of principal and late fee payments waived were not material during three and six months ended December 31, 2022.
(2) Other-than-insignificant payment delay represents accounts that are allowed to utilize available credit despite being delinquent outside of standard policy.
(3) Weighted-average payment term extensions were approximately 3 months during the three and six months ended December 31, 2022.
Outstanding and modified card receivables as of December 31, 2022 subject to modification were not material. Defaulted payments on card receivables during three and six months ended December 31, 2022 that were previously modified within the last 12 months were not material. Upon the Company's determination that a modified card receivable (or a portion of the card receivable) has subsequently been deemed uncollectible, the card receivable balance and allowance for credit losses are adjusted for the uncollectible portion.

Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Balance, beginning	$7,541	$3,717	$5,414	$1,740
Initial allowance for credit losses on purchased card receivables with credit deterioration	—	296	10	310
Provision for expected credit losses	8,520	5,190	15,103	9,225
Charge-off amounts	(4,379)	(5,020)	(9,412)	(7,296)
Recoveries collected	266	424	833	628
Balance, end of period	$11,948	$4,607	$11,948	$4,607
Card receivables acquired from the Issuing Banks and held for investment were $3.3 billion and $6.0 billion during the three and six months ended December 31, 2022, respectively and $2.7 billion and $1.5 billion during the three and six months ended December 31, 2021, respectively. The allowance for credit losses related to acquired card receivables increased during the three and six months ended December 31, 2022 due to portfolio growth.
Gross charge-off amounts for the six months ended December 31, 2022 consisted of $3.1 million that originated in the year ended June 30, 2022 and $6.3 million originated in the six months ended December 31, 2022.
Card Receivables Held for Sale
The Company previously sold a portion of acquired card receivables to a Purchasing Bank at a discount. Effective August 2022, the Company ceased selling acquired card receivables.
Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, were zero and $8.7 million as of December 31, 2022 and June 30, 2022, respectively.
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
The card receivables that the Company transferred to the Purchasing Bank during the six months ended December 31, 2022 and the six months ended December 31, 2021 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.

Under the agreement with the Purchasing Bank, the Company had a continuing involvement as servicer. Effective August 2022, the Company ceased selling acquired card receivables. The outstanding transferred card receivable balance as of December 31, 2022 and June 30, 2022 was $0.4 million and $57.3 million, respectively. The fair value of the beneficial interest derivative, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, was zero and immaterial as of December 31, 2022 and June 30, 2022, respectively. The servicing fee income was not material during the three and six months ended December 31, 2022 and 2021.
Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022 (1)	2021	2022 (1)	2021
Initial fair value of consideration received:
Cash	$—	$366,706	$316,477	$625,207
Beneficial interest derivative	—	1,093	1,682	2,287
Total	$—	$367,799	$318,159	$627,494
(1) Effective August 2022, the Company ceased selling acquired card receivables.
NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium of $0.1 million)(1)	$—	$75,097
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	575,000	575,000
2025 Notes, principal	1,150,000	1,150,000
Less: unamortized debt issuance costs	(23,603)	(27,015)
Convertible senior notes, net	1,701,397	1,697,985
Borrowings from revolving credit facility (including unamortized debt premium of $0.1 million)(1)	112,570	—
Net carrying value of debt and borrowings	$1,813,967	$1,773,082
(1) Unamortized debt issuance costs on the Revolving Credit Facility were $0.3 million and zero as of December 31, 2022 and June 30, 2022, respectively, and are included in "Other assets" on the condensed consolidated balance sheet.
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
As of December 31, 2022 and June 30, 2022, the Notes consisted of the following:

	December 31, 2022		June 30, 2022
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$575,000	$1,150,000
Less: unamortized debt discount and issuance costs	(11,532)	(12,071)	(12,873)	(14,142)
Net carrying amount	$563,468	$1,137,929	$562,127	$1,135,858
The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the three and six months ended December 31, 2022, the Company recognized $1.7 million and $3.4 million, respectively, of the debt discount and issuance amortization costs related to the Notes. During the three and six months ended December 31, 2021, the Company recognized $1.7 million and $2.8 million, respectively, of the debt discount and issuance amortization costs related to the Notes. The effective interest rate of the 2027 Notes was 0.48%. The effective interest rate of the 2025 Notes was 0.36% after the adoption of ASU 2020-06 beginning July 1, 2021. As of December 31, 2022, the weighted-average remaining life of the Notes was 3.4 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of December 31, 2022 and June 30, 2022.
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
Revolving Credit Facility
The Revolving Credit Agreement was executed in March 2021, and was amended in August 2022 (Revolving Credit Facility), to finance the acquisition of card receivables. The Revolving Credit Facility matures in June 2024 or earlier pursuant to the agreement and has a total commitment of $225.0 million. The required minimum utilization was $112.5 million, or 50% of the total commitment, as of December 31, 2022, which increases to $135.0 million, or 60% of the total commitment on February 28, 2023. As of December 31, 2022, the Company had borrowed $112.5 million against the Revolving Credit Facility. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up $75 million bear interest of 2.75% per annum and borrowings greater than $75 million bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 7.58% per annum as of December 31, 2022. Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The Company is required to comply with certain restricted covenants, including liquidity requirements. As of December 31, 2022, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the credit agreement, with a weighted-average remaining amortization period of approximately 1.4 years. The interest income (expense), net related to the amortization of the debt issuance costs and debt premium during the three and six months ended December 31, 2022 and 2021 was not material.
NOTE 8 – STOCKHOLDERS’ EQUITY
Performance-based RSUs
During the six months ended December 31, 2022, the Company granted approximately 150,000 restricted stock units (RSUs) to certain executive employees that vest based upon the achievement of designated financial metrics and continued employment over a period of three years. The weighted-average grant date fair value of these performance-based RSUs was $133.48 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period based on management's estimate of the number of performance-based RSUs expected to vest. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
As of December 31, 2022, the total unrecognized compensation expense related to the performance-based RSUs was $9.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Based Compensation Cost
Stock-based compensation cost by award type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Stock options	$13,117	$14,666	$24,911	$27,902
RSUs(1)	101,266	33,699	156,935	57,232
Performance-based awards	3,157	—	6,448	—
Market-based RSUs	1,254	230	2,507	230
Employee stock purchase plan	2,961	2,106	5,782	4,163
Total stock-based compensation cost	$121,755	$50,701	$196,583	$89,528
Stock-based compensation cost was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$2,298	$1,285	$4,299	$2,412
Research and development	26,981	14,280	47,831	24,840
Sales and marketing(1)	69,522	11,039	98,779	19,153
General and administrative	20,641	23,080	41,152	41,166
Total amount charged to expense	119,442	49,684	192,061	87,571
Property and equipment (capitalized internal-use software)	2,313	1,017	4,522	1,957
Total stock-based compensation cost	$121,755	$50,701	$196,583	$89,528
(1) In October 2022, the Company entered into separation and advisory agreements with its former Chief Revenue Officer (the CRO Agreements). Pursuant to the CRO Agreements, the former CRO will serve the Company as an advisor through September 2024. Upon execution of the CRO Agreements, the Company recognized $52.2 million of stock-based compensation expense related to the former CRO's RSUs.
NOTE 9 – OTHER INCOME (EXPENSES), NET
Other income (expenses), net consisted of the following for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest expense	$(3,562)	$(2,494)	$(6,411)	$(4,322)
Lower of cost or market adjustment on card receivables sold and held for sale	—	(2,970)	(1,545)	(4,646)
Interest income	20,910	770	32,375	1,271
Other	(326)	(306)	(1,449)	(778)
Total	$17,022	$(5,000)	$22,970	$(8,475)
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period.

The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax benefit during the three and six months ended December 31, 2022 consisted primarily of a reduction to the net deferred tax liability as a result of the Company's current year losses, partially offset by an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2023.
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

The Company has been selected for examination by the Internal Revenue Service for Divvy's pre-acquisition tax year ending December 31, 2020 for income and employment tax purposes. The examination is in the early stages of the audit and the Company is in the process of responding to requests for information by the Internal Revenue Service. As of December 31, 2022, there have been no adjustments proposed by the Internal Revenue Service. While the Company believes it has adequately reserved for all potential tax liabilities, the Company will continue to evaluate its positions as the examination proceeds.
NOTE 11 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.
As of December 31, 2022, the weighted-average remaining term of these operating leases is 7.8 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.10%.
The total amounts paid included in the measurement of operating lease liabilities were $3.7 million and $7.2 million during the three and six months ended December 31, 2022, respectively, and $3.4 million and $6.5 million during the three and six months ended December 31, 2021, respectively.
The total amounts of right-of-use assets obtained in exchange for new operating lease liabilities were not material during the three and six months ended December 31, 2022 and 2021.
The components of lease expense during the three and six months ended December 31, 2022 and 2021 is shown on the table below (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	$3,279	$3,335	$6,396	$6,515
Short-term lease expense	279	5	483	87
Variable lease expense, net of credit	412	600	925	1,198
Sublease income	(144)	(149)	(289)	(331)
Total	$3,826	$3,791	$7,515	$7,469

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Future minimum lease payments as of December 31, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2023	$7,558
2024	13,920
2025	13,424
2026	13,292
2027	13,226
2028	13,590
Thereafter	35,919
Gross lease payments	110,929
Less - present value adjustments	(19,913)
Total operating lease liabilities, net	$91,016
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of December 31, 2022 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2023	$16,991
2024	15,372
2025	10,755
2026	5,329
2027	5,241
2028	5,491
Thereafter	29,250
Total	$88,429
Purchase of Card Receivables that have not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $21.2 million as of December 31, 2022 and have not been recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded were not material as of December 31, 2022.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2022 and June 30, 2022, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(95,076)	$(80,440)	$(176,716)	$(154,699)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	105,906	102,910	105,494	99,401
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.78)	$(1.68)	$(1.56)
Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	December 31,
	2022	2021
Stock options	3,156	4,862
Restricted stock units	4,644	2,866
Total	7,800	7,728
In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as they would be anti-dilutive. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. As of December 31, 2022, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of December 31, 2022, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $260.0 million and $156.5 million during the three months ended December 31, 2022 and 2021, respectively, an increase of $103.5 million, and $489.9 million and $274.8 million during six months ended December 31, 2022 and 2021, respectively, an increase of $215.1 million. We generated net losses of $95.1 million and $80.4 million during the three months ended December 31, 2022 and 2021, respectively, and $176.7 million and $154.7 million during the six months ended December 31, 2022 and 2021, respectively.
Macroeconomic Factors and COVID-19

Ongoing interest rate increases and persistent inflation in the U.S. and other markets globally have increased the risk of an economic recession and volatility and dislocation in the capital and credit markets in the U.S. and globally. The SMBs we serve may be particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and Divvy spending businesses to moderate their expenditures, which has resulted in lower payment volume growth through our solutions than historical trends, which in turn has led to lower transaction fee growth than historical trends. Moreover, net customer adds on our BILL standalone solution were slightly lower than recent trends, likely caused in part by businesses taking longer to make decisions about whether or not to implement new software solutions in light of the current macro environment. In addition, to date, increased interest rates have led to an increase in interest on funds held for customers. We have not observed any other material impacts on our business or the demand for our products as a result of these factors, but we anticipate volatile conditions and there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
In addition, the full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in various travel restrictions and mandates and greater uncertainty in global financial markets. Our customers, spending businesses and subscribers, and our business and operations, have been and may continue to be affected by the COVID-19 pandemic, variants and responsive government restrictions. For so long as the COVID-19 pandemic persists, restrictions and policies implemented by governments and companies may continue to have negative implications on business and consumer spending, the supply chain, production of goods, demand for goods, transportation, the labor market, the global capital markets and the global economy, and could result in inflation, recession and prolonged economic downturn. A negative impact on our customers, spending businesses, and subscribers may cause them to go out of business, request discounts, extend payment terms, or discontinue using our services.
Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors or the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, the impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
In addition, we generate revenue from interest on funds held for customers.
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
In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and from time-to-time other purchase arrangements with a diverse set of funding sources. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash, and we may sell a portion of our receivables to a third-party institution pursuant to a purchase arrangement.
Key Business Metrics
We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business. We present our key business metrics on a consolidated basis, which we believe better reflects the performance of our consolidated business overall. Our key business metrics are defined following the table below and track our BILL standalone, Divvy, and Invoice2go products combined. The relevant metrics for each of BILL standalone, Divvy, and Invoice2go, respectively, are set forth in the footnotes to the table. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors.

	As of December 31,
	2022	2021	% Growth
Businesses using our solutions (1)	435,800	373,500	17%

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Growth	2022	2021	% Growth
Total payment volume (amounts in billions) (2)	$67.3	$58.6	15%	$132.2	$105.5	25%

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Growth	2022	2021	% Growth
Transactions processed (3)	20,759,000	15,456,000	34%	40,339,000	24,248,000	66%
(1)As of December 31, 2022, the total number of BILL standalone customers was approximately 182,700; the total number of spending businesses that used Divvy's spend management solution was approximately 24,700; and the total number of Invoice2go subscribers was approximately 228,500.
(2)During the three months ended December 31, 2022: the total payment volume transacted by BILL standalone customers was approximately $63.7 billion; the total card payment volume transacted by spending businesses that used Divvy cards was approximately $3.3 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $263 million. During the six months ended December 31, 2022: the total payment volume transacted by BILL standalone customers was approximately $125.3 billion; the total card payment volume transacted by spending businesses that used Divvy cards was approximately $6.3 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $555 million.
(3)During the three months ended December 31, 2022: the total number of transactions executed by BILL standalone customers was approximately 11.0 million; the total number of transactions executed by spending businesses that used Divvy cards was approximately 9.4 million; and the total number of transactions executed by Invoice2go subscribers was over 300,000. During the six months ended December 31, 2022: the total number of transactions executed by BILL standalone customers was approximately 21.8 million; the total number of transactions executed by spending businesses that used Divvy cards was approximately 17.9 million; and the total number of transactions executed by Invoice2go subscribers was over 600,000.

Businesses Using Our Solutions
For the purposes of measuring our key business metrics, we define businesses using our solutions as the summation of: (A) customers that are either billed directly by us or for which we bill our partners for BILL standalone solution during a particular period, (B) spending businesses that use Divvy's spend and expense management solution during the period, and (C) Invoice2go subscribers during the period. In prior fiscal quarters, we counted and reported customers using our BILL standalone products as our "Number of Customers," which excluded spending businesses using our Divvy solution and our Invoice2go subscribers. In light of the growth of our company in recent periods, we consider the businesses using our solutions metric to better represent the performance and scale of our business as it currently exists. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of the referenced fiscal quarter.
Total Payment Volume (TPV)
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three and six months ended December 31, 2022 and 2021.
Transactions Processed
We define transactions processed as the number of payments initiated and processed through our platform during a particular period. Payment transactions include checks, ACH items, card payments, real-time payments, and cross-border payments.
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
Service Costs and Expenses
Service costs – Service costs consists primarily of personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, outsourced support services for our customer success team, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments, such as ACH, check, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software related to our platform, fees on the investment of customer funds, and allocation of overhead costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business.
Research and development – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our research and development teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of research and development expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our research and development team to develop new products and product enhancements. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs into service costs over the estimated life of the new product or incremental functionality, which is generally three years.
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021 (1)	$	%
Revenue	$260,006	$156,478	$103,528	66%	$489,930	$274,827	$215,103	78%
Cost of revenue
Service costs (2)	36,965	24,338	12,627	52%	71,786	45,051	26,735	59%
Depreciation and amortization of intangible assets (3)	10,502	10,048	454	5%	20,789	19,170	1,619	8%
Total cost of revenue	47,467	34,386	13,081	38%	92,575	64,221	28,354	44%
Gross profit	212,539	122,092	90,447	74%	397,355	210,606	186,749	89%
Operating expenses
Research and development (2)	78,910	51,377	27,533	54%	154,030	93,261	60,769	65%
Sales and marketing (2)(4)	164,683	69,896	94,787	136%	283,308	123,525	159,783	129%
General and administrative (2)	69,381	64,965	4,416	7%	136,119	122,480	13,639	11%
Depreciation and amortization of intangible assets (3)	12,028	11,929	99	1%	24,055	21,620	2,435	11%
Total operating expenses	325,002	198,167	126,835	64%	597,512	360,886	236,626	66%
Loss from operations	(112,463)	(76,075)	(36,388)	48%	(200,157)	(150,280)	(49,877)	33%
Other income (expense), net	17,022	(5,000)	22,022	(440)%	22,970	(8,475)	31,445	(371)%
Loss before benefit from income taxes	(95,441)	(81,075)	(14,366)	18%	(177,187)	(158,755)	(18,432)	12%
Benefit from income taxes	(365)	(635)	270	(43)%	(471)	(4,056)	3,585	(88)%
Net loss	$(95,076)	$(80,440)	$(14,636)	18%	$(176,716)	$(154,699)	$(22,017)	14%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021 (1)	$	%
Cost of revenue - service costs	$2,298	$1,285	$1,013	79%	$4,299	$2,412	$1,887	78%
Research and development	26,981	14,280	12,701	89%	47,831	24,840	22,991	93%
Sales and marketing (4)	69,522	11,039	58,483	530%	98,779	19,153	79,626	416%
General and administrative	20,641	23,080	(2,439)	(11)%	41,152	41,166	(14)	—%
Total	$119,442	$49,684	$69,758	140%	$192,061	$87,571	$104,490	119%
(3) Depreciation expense does not include amortization of capitalized internal-use software costs.
(4) Includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with the former Chief Revenue Officer.

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021 (1)
Revenue	100%	100%	100%	100%
Cost of revenue
Service costs	14%	16%	15%	16%
Depreciation and amortization of intangible assets	4%	6%	4%	7%
Total cost of revenue	18%	22%	19%	23%
Gross profit	82%	78%	81%	77%
Operating expenses
Research and development	30%	33%	31%	34%
Sales and marketing	63%	45%	58%	45%
General and administrative	27%	42%	28%	45%
Depreciation and amortization of intangible assets	5%	7%	5%	8%
Total operating expenses	125%	127%	122%	132%
Loss from operations	(43)%	(49)%	(41)%	(55)%
Other income (expense), net	7%	(3)%	5%	(3)%
Loss before benefit from income taxes	(36)%	(52)%	(36)%	(58)%
Benefit from income taxes	—%	—%	—%	(1)%
Net loss	(36)%	(52)%	(36)%	(57)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

Comparison of the three and six months ended December 31, 2022 and 2021
Revenue
Revenue consists mainly of subscription and transactions fees. Subscription revenue increased by $12.3 million, or 25% and $33.5 million, or 39%, during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to an increase in customers and average subscription revenue per customer, driven by an increase in the number of users per customer. Transaction fee revenue increased by $63.2 million, or 59%, and $139.1 million, or 74%, during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. In addition, interest on funds held for customers increased by $28.0 million, or 2,916%, and $42.5 million, or 2,427%, during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to an increase in yield earned from investing customer funds as interest rates have increased.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations grows as a percentage of our revenue or our international operations increase.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and six months ended December 31, 2022 were as follows (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021 (1)	Amount	%
Cost of revenue:
Service costs	$36,965	$24,338	$12,627	52%	$71,786	$45,051	$26,735	59%
Depreciation and amortization of intangible assets (2)	10,502	10,048	454	5%	20,789	19,170	1,619	8%
Total cost of revenue	47,467	34,386	13,081	38%	92,575	64,221	28,354	44%
Gross profit	$212,539	$122,092	$90,447	74%	$397,355	$210,606	$186,749	89%
Gross margin	82%	78%			81%	77%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Excludes amortization of capitalized internal-use software costs.
Service costs increased by $12.6 million and $26.7 million during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to:
•a $6.6 million and $13.7 million increase during the three and six months ended December 31, 2022, respectively, in direct costs associated with the processing of payments made by businesses using our solutions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $4.2 million and $9.3 million increase during the three and six months ended December 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel, who were directly engaged in providing implementation and support services to our customers; and
•a $1.8 million and $3.7 million increase during the three and six months ended December 31, 2022, respectively, in costs for consultants and temporary contractors, shared overhead, and other costs.
Gross margin increased to 82% and 81% during the three and six months ended December 31, 2022 from 78% and 77%, respectively, during the prior year periods, primarily due to an increase in interest on funds held for customers from increased interest rates and a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $27.5 million and $60.8 million during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to the following:
•a $27.3 million and $58.3 million increase during the three and six months ended December 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings; and
•a $1.7 million increase during the six months ended December 31, 2022 in computer-related expenses and software costs.

Our research and development expenses decreased to 30% and 31% as a percentage of revenue during the three and six months ended December 31, 2022, from 33% and 34%, respectively, during the prior year periods, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses and consulting services as a percentage of revenue.
We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.
Sales and Marketing Expenses
Sales and marketing expenses increased by $94.8 million and $159.8 million during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to the following:
•a $67.4 million and $102.4 million increase during the three and six months ended December 31, 2022, respectively, in personnel-related costs, including stock-based compensation expense of $52.2 million recognized during the three months ended December 31, 2022, related to the separation and advisory agreements with our former Chief Revenue Officer, and due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services;
•a $22.0 million and $45.4 million increase during the three and six months ended December 31, 2022, respectively, in rewards expense in connection with our rewards programs as a result of increased transaction volume and higher rewards rates. We offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses through cash back, statement credit, gift cards, and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed; and
•a $4.6 million and $10.7 million increase during the three and six months ended December 31, 2022, respectively, in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness.
Our sales and marketing expenses increased to 63% and 58% as a percentage of revenue during the three and six months ended December 31, 2022, respectively, from 45% during the prior year periods, primarily due to the increase in rewards expense and a higher stock-based compensation expense recognized during the current fiscal quarter.
General and Administrative Expenses
General and administrative expenses increased by $4.4 million and $13.6 million during the three and six months ended December 31, 2022, respectively, as compared to prior year periods, primarily due to the following:
•a $3.0 million and $14.0 million increase during the three and six months ended December 31, 2022, respectively, in personnel-related costs resulting from the hiring of additional general and administrative personnel;
•a $4.4 million and $7.4 million increase during the three and six months ended December 31, 2022, respectively, in provision for card and fraud losses;
•a $0.2 million and $1.7 million increase during the three and six months ended December 31, 2022, respectively, in software subscription and computer-related expenses, shared overhead and other costs; and partially offset by
•a $3.2 million and $9.5 million decrease during the three and six months ended December 31, 2022, respectively, in professional and consulting fees, primarily resulting from the reduction of integration costs of acquired businesses.

Our general and administrative expenses decreased to 27% and 28% as a percentage of revenue during the three and six months ended December 31, 2022, respectively, from 42% and 45% during the prior year periods, primarily due to a higher revenue growth rate but a relatively lower increase in stock-based compensation expense and consulting costs as a percentage of revenue.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $0.6 million and $4.1 million during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, primarily due to a full-quarter-period amortization of intangible assets associated with the acquisition of Invoice2go in September 2021.
Other Income (Expenses), Net
Other income (expenses), was $17.0 million and $23.0 million during the three and six months ended December 31, 2022, respectively, as compared $(5.0) million and $(8.5) million in the prior year periods. The net change of $22.0 million and $31.4 million during the three and six months was primarily due to the following:
•an $20.1 million and $31.1 million increase during the three and six months ended December 31, 2022, respectively, in interest income due to higher interest rates earned on corporate funds;
~~•~~a $3.0 million and $3.1 million decrease in discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market as we ceased selling acquired card receivables in August 2022; and partially offset by
•a $1.1 million and $2.1 million increase during the three and six months ended December 31, 2022, respectively, in interest expense primarily as the result of higher interest rates on our Revolving Credit Facility.
Benefit from Income Taxes
Benefit from income taxes during the three and six months ended December 31, 2022 pertained mainly to a reduction to the net deferred tax liability as a result of our current year losses, partially offset by an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2023.
.
Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.1 billion, and our available undrawn Revolving Credit Facility (as defined below) of $112.5 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. We have a total borrowing commitment of $225.0 million from our Revolving Credit Facility and have drawn $112.5 million as of December 31, 2022. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
We believe that our cash, cash equivalents, and available-for sale short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of the principal amount of the Notes in the event that the Notes become convertible and the note holders opt to exercise their right to convert. We may also seek to raise additional capital from these offerings or financings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds by issuing equity or equity-

linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our senior convertible notes and Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. For additional discussion about our operating leases and other commitments, refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In January 2023, our Board of Directors authorized the repurchase of up to $300 million of our outstanding shares of common stock (the “Share Repurchase Program”). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program will have a term of 12 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (amounts in thousands):

	Six Months Ended December 31,
	2022	2021 (1)
Net cash provided by (used in):
Operating activities	$73,382	$(34,064)
Investing activities	$(94,538)	$(969,311)
Financing activities	$386,872	$3,063,290
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
Net Cash Provided by (Used in) Operating Activities
Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. We also generate cash from the interest earned on both corporate funds and funds held in trust on behalf of customers while payment transactions are clearing. Our primary uses of cash in our operating activities include payments for employees' salaries and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, payments for card rewards expenses, and other general corporate expenditures.
Net cash provided by (used in) operating activities was $73.4 million during the six months ended December 31, 2022, compared to a net cash used of $34.1 million during the prior year period. The net change was due to the increase in our revenues, partially offset by the timing of the payments for costs of our services and operating expenses.
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
Our net cash used in investing activities decreased to $94.5 million during the six months ended December 31, 2022, from $969.3 million during the prior year period, due primarily to the increase in proceeds from maturities of corporate and customer short-term investments and a net decrease in business acquisitions. The decrease was partially offset by the increase in purchases of corporate and customer fund short-term investments and the increase in acquired card receivables.
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
Our net cash provided by financing activities decreased to $386.9 million during the six months ended December 31, 2022, from $3.1 billion during the prior year period. The net change was primarily due to the absence of the proceeds from the public offering of our common stock and issuance of our 2027 Notes in the prior year period and a decrease in customer funds liability, partially offset by proceeds from our Revolving Credit Facility.
2027 Notes
On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027. The 2027 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Revolving Credit
We have a total borrowing commitment of $225.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (the Revolving Credit Facility), of which we borrowed $112.5 million as of December 31, 2022. In August 2022, we amended the Revolving Credit Facility to increase the borrowing capacity from $75.0 million to $225.0 million. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our Divvy charge card and certain related collateral. Our Revolving Credit Facility matures in June 2024 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $21.2 million as of December 31, 2022 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of December 31, 2022.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2022.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021 (1)
Revenue	$260,006	$156,478	$489,930	$274,827
Gross profit	212,539	122,092	397,355	210,606
Add:
Depreciation and amortization of intangible assets (2)	10,502	10,048	20,789	19,170
Stock-based compensation and related payroll taxes	2,353	1,374	4,419	2,664
Non-GAAP gross profit	$225,394	$133,514	$422,563	$232,440
Gross margin	81.7%	78.0%	81.1%	76.6%
Non-GAAP gross margin	86.7%	85.3%	86.2%	84.6%
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

	Six Months Ended December 31,
	2022	2021 (1)
Net cash provided by (used in) operating activities	$73,382	$(34,064)
Purchases of property and equipment	(3,161)	(2,467)
Capitalization of internal-use software costs	(10,510)	(5,023)
Free cash flow	$59,711	$(41,554)
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 2.59% during the three months ended December 31, 2022 compared to 0.13% during the same period in fiscal 2022 due primarily to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of December 31, 2022, we borrowed $112.5 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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
We are also exposed to foreign currency exchange risk relating to the operations of our subsidiaries in Australia and Canada. A change in foreign currency exchange rate can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of our Australian and Canadian subsidiaries, which are both in U.S. dollars.

If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
Inflation Risk
We do not believe that inflation had a material effect on our cash flows and operating results during the three and six months ended December 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact us in the future. We have assessed these impacts for the current reporting period, and do not expect the new law to have a material impact on our fiscal 2023 financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $95.1 million and $80.4 million during the three months ended December 31, 2022 and 2021, respectively, and $176.7 million and $154.7 million during the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $721.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion, and to continue hiring across all functions to accomplish these objectives. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on customer funds that we hold for the benefit our customers, respectively. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our corporate charge cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. We also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $260.0 million and $156.5 million during the three months ended December 31, 2022 and 2021, respectively, and $489.9 million and $274.8 million during the six months ended December 31, 2022 and 2021, respectively. Our TPV was $67.3 billion and $58.6 billion during the three months ended December 31, 2022 and 2021, respectively, and $132.2 billion and $105.5 billion during the six months ended December 31, 2022 and 2021, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•the impact of the conflict in Ukraine, economic sanctions and countermeasures taken by other countries, and market volatility resulting from the above; and
•awareness of our brand and our reputation in our target markets.
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
Moreover, the funding model for our Divvy card product relies on a variety of funding arrangements, including warehouse facilities and, from time-to-time purchase arrangements, with a variety of funding sources. Any significant underperformance of the participation interests we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.
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
The market for cloud-based software that automates the financial back-office is fragmented, competitive, and constantly evolving. Our competitors range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segment and develop and offer products that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers, spending business or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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

Excluding Divvy spending businesses and Invoice2go subscribers, we had over 180,000 customers on our platform as of December 31, 2022. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, the TPV processed by our customers on our platform was $63.7 billion and $56.4 billion during the three months ended December 31, 2022 and 2021, respectively, and $125.3 billion and $103.3 billion during the six months ended December 31, 2022 and 2021, respectively. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our partners for BILL products during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, spend and expense management and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.
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

We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility such as that experienced in 2008 and 2022, that may result from the COVID-19 or other pandemics, from high inflation, high interest rate or recessionary environments or from war (such as the war in Ukraine) or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations. In addition to the risks related to customer funds, we are also exposed to interest-rate risk relating to our investments of our corporate cash.
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
Our relationships with our more than 6,000 firm partners account for approximately 19% of our total customers as of December 31, 2022 and approximately 26% of our consolidated revenue during the three months ended December 31, 2022. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
To support Divvy’s business model and the growth of our Divvy business, we must maintain a variety of funding arrangements, including warehouse facilities and from time-to-time purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our Issuing Banks participation interests in the accounts receivables generated when Divvy spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. Typically, we immediately sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of the participation interests to third-party institution pursuant to a purchase arrangements.
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
Our business and operations have been and may continue to be affected by the global outbreak of the COVID-19 pandemic.
Our business and operations have been and may continue to be affected by the COVID-19 pandemic and variants thereof. Based on prevailing vaccination rates and public health guidance, most of our employees returned to the office on a hybrid basis in 2022, adhering to any government requirements in effect locally. We continue to monitor the situation and will take action to adjust office attendance policies as circumstances warrant in order to protect the health and safety of our employees. For so long as the COVID-19 pandemic persists, responsive restrictions and policies implemented by governments and companies may have negative implications not only for our business, but also on general business activity and consumer spending, domestic and international supply chains, transportation, the labor market, global capital markets and the global economy, and could result in a prolonged economic downturn. To the extent that these conditions adversely impact the operations and business of our customers, it may have a material adverse impact on our customer growth, payment and transaction volumes, revenues and financial condition. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of any resulting economic downturns, including bankruptcies or insolvencies of customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in November 2022 we completed the acquisition of Finmark Financial, Inc. (Finmark), to augment our financial planning product offerings, However, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets in the future. Moreover, an acquisition, investment, or business relationship may not further our business strategy or result in the economic benefits or synergies as expected or may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results.
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
Given the complexity of our platform and the integration that we offer to our accounting firm customers and financial institution partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as was the case with the concurrent integration efforts related to our acquisitions of the Divvy and Invoice2go businesses.
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
Natural disasters, pandemics such as COVID-19, other catastrophic events and man-made problems, such as terrorism, war or economic or trade sanctions related to war (including the 2022 Russian invasion of Ukraine), may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in

California, Draper, Utah, Houston, Texas and Sydney, Australia, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones, the Houston area frequently experiences significant hurricanes and Sydney frequently experiences wildfires. In the event of a major earthquake, hurricane or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. In addition, data centers depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change.
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

As of December 31, 2022, we had $1.15 billion aggregate principal amount of the 0% Convertible Notes outstanding (the 2025 Notes) due on December 1, 2025, $575.0 million aggregate principal amount of the 0% convertible senior notes outstanding due on April 1, 2027 (the 2027 Notes) and had drawn $112.5 million under our Revolving Credit Facility, as described in Note 7 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes and 2027 Notes (collectively, the Notes) and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our Divvy credit card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes was not triggered as of December 31, 2022, but had been triggered in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 106,335,662 shares of our common stock outstanding as of December 31, 2022. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
On November 16, 2022, we issued 39,753 shares of our common stock to two individuals in connection with an acquisition. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.1†	Letter Agreement between the Registrant and Blake Murray					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
†Indicates management contract or compensatory plan.
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

February 3, 2023	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 3, 2023	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)