Form 10-Q
period 2023-03-31
BILL Holdings, Inc.
filed 2023-05-15
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39149
_____________________
BILL HOLDINGS, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, the registrant had 106,270,221 shares of common stock, $0.00001 par value per share, outstanding.

BILL HOLDINGS, INC.
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
•economic downturns or recessions, inflation, foreign currency rate and interest rate fluctuations supply chain shortages, instability in the U.S. and global banking systems, and the COVID-19 pandemic, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
In this Quarterly Report on Form 10-Q, the words "we," "us," and "our" refer to BILL Holdings, Inc. (formerly, Bill.com Holdings, Inc.) (BILL) and its wholly-owned subsidiaries, including Bill.com, LLC (BILL standalone), DivvyPay, LLC (Divvy), Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go), unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,590,560	$1,596,542
Short-term investments	1,073,013	1,108,493
Accounts receivable, net	34,065	24,045
Acquired card receivables, net	431,114	256,392
Prepaid expenses and other current assets	170,120	151,258
Funds held for customers	3,106,360	3,142,660
Total current assets	6,405,232	6,279,390
Non-current assets:
Operating lease right-of-use assets, net	70,331	76,445
Property and equipment, net	77,465	56,985
Intangible assets, net	381,648	432,583
Goodwill	2,396,509	2,362,893
Other assets	49,700	47,730
Total assets	$9,380,885	$9,256,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,144	$9,948
Accrued compensation and benefits	20,639	29,004
Deferred revenue	28,084	31,868
Other accruals and current liabilities	171,234	120,080
Borrowings from revolving credit facility, net	—	75,097
Customer fund deposits	3,106,360	3,142,660
Total current liabilities	3,335,461	3,408,657
Non-current liabilities:
Deferred revenue	1,257	2,159
Operating lease liabilities	75,631	82,728
Borrowings from revolving credit facility, net	135,058	—
Convertible senior notes, net	1,703,083	1,697,985
Other long-term liabilities	26,058	20,803
Total liabilities	5,276,548	5,212,332
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	4,887,200	4,598,737
Accumulated other comprehensive loss	(3,183)	(10,217)
Accumulated deficit	(779,682)	(544,828)
Total stockholders' equity	4,104,337	4,043,694
Total liabilities and stockholders' equity	$9,380,885	$9,256,026
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$272,555	$166,911	$762,485	$441,738
Cost of revenue
Service costs	37,897	27,176	109,683	72,227
Depreciation and amortization of intangible assets (1)	10,953	10,166	31,742	29,336
Total cost of revenue	48,850	37,342	141,425	101,563
Gross profit	223,705	129,569	621,060	340,175
Operating expenses
Research and development	78,761	59,649	232,791	152,910
Sales and marketing	115,350	81,142	398,658	204,667
General and administrative	71,719	60,008	207,837	182,488
Depreciation and amortization of intangible assets (1)	12,093	11,953	36,149	33,573
Total operating expenses	277,923	212,752	875,435	573,638
Loss from operations	(54,218)	(83,183)	(254,375)	(233,463)
Other income (expenses), net	23,622	(4,416)	46,591	(12,891)
Loss before provision for (benefit from) income taxes	(30,596)	(87,599)	(207,784)	(246,354)
Provision for (benefit from) income taxes	542	(879)	70	(4,935)
Net loss	$(31,138)	$(86,720)	$(207,854)	$(241,419)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.29)	$(0.84)	$(1.96)	$(2.39)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	106,597	103,830	105,843	100,856
(1) Depreciation expense does not include amortization of capitalized internal-use software costs.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(31,138)	$(86,720)	$(207,854)	$(241,419)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	3,178	(5,649)	7,034	(7,399)
Comprehensive loss	$(27,960)	$(92,369)	$(200,820)	$(248,818)
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	835	—	3,901	—	—	3,901
Issuance of common stock under the employee stock purchase plan	67	—	8,494	—	—	8,494
Stock-based compensation	—	—	73,352	—	—	73,352
Other comprehensive loss	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(81,640)	(81,640)
Balance at September 30, 2022	105,633	$2	$4,684,484	$(10,487)	$(626,468)	$4,047,531
Issuance of common stock upon exercise of stock options and release of restricted stock units	663	—	4,316	—	—	4,316
Issuance of common stock as consideration for an acquisition	40	—	3,376	—	—	3,376
Stock-based compensation	—	—	119,604	—	—	119,604
Other comprehensive income	—	—	—	4,126	—	4,126
Net loss	—	—	—	—	(95,076)	(95,076)
Balance at December 31, 2022	106,336	$2	$4,811,780	$(6,361)	$(721,544)	$4,083,877
Issuance of common stock upon exercise of stock options and release of restricted stock units	596	—	2,643	—	—	2,643
Issuance of common stock under the employee stock purchase plan	115	—	9,385	—	—	9,385
Repurchase and retirement of common stock	(359)	—	—	—	(27,000)	(27,000)
Stock-based compensation	—	—	63,392	—		63,392
Other comprehensive income	—	—	—	3,178	—	3,178
Net loss	—	—	—	—	(31,138)	(31,138)
Balance at March 31, 2023	106,688	$2	$4,887,200	$(3,183)	$(779,682)	$4,104,337

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	$2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for an acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,033	—	8,644	—	—	8,644
Issuance of common stock under the employee stock purchase plan	40	—	5,726	—	—	5,726
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	38,839	—	—	38,839
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(74,259)	(74,259)
Balance at September 30, 2021	102,439	$2	$4,403,500	$(139)	$(292,726)	$4,110,637
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,022	—	14,140	—	—	14,140
Stock-based compensation	—	—	50,701	—	—	50,701
Other comprehensive loss	—	—	—	(1,711)	—	(1,711)
Net loss	—	—	—	—	(80,440)	(80,440)
Balance at December 31, 2021	103,461	$2	$4,468,341	$(1,850)	$(373,166)	$4,093,327
Issuance of common stock upon exercise of stock options and release of restricted stock units	680	—	6,332	—	—	6,332
Issuance of common stock under the employee stock purchase plan	42	—	7,123	—	—	7,123
Stock-based compensation	—	—	53,903	—	—	53,903
Other comprehensive loss	—	—	—	(5,649)	—	(5,649)
Net loss	—	—	—	—	(86,720)	(86,720)
Balance at March 31, 2022	104,183	$2	$4,535,699	$(7,499)	$(459,886)	$4,068,316

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(207,854)	$(241,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	255,717	140,381
Amortization of intangible assets	59,984	56,209
Depreciation of property and equipment	7,907	6,701
Amortization of capitalized internal-use software costs	3,009	1,519
Amortization of debt premium and issuance costs	5,217	3,362
Amortization of premium (accretion of discount) on investments in marketable debt securities	(23,710)	10,039
Provision for losses on acquired card receivables	23,685	15,621
Non-cash operating lease expense	7,114	6,307
Deferred income taxes	(1,169)	(4,691)
Other	1,348	—
Changes in assets and liabilities:
Accounts receivable	(9,969)	(5,846)
Prepaid expenses and other current assets	(7,477)	(2,966)
Other assets	(2,040)	(968)
Accounts payable	(1,265)	(4,435)
Other accruals and current liabilities	9,639	12,665
Operating lease liabilities	(7,711)	(5,591)
Other long-term liabilities	(272)	302
Deferred revenue	(4,740)	5,191
Net cash provided by (used in) operating activities	107,413	(7,619)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(28,902)	(144,541)
Purchases of corporate and customer fund short-term investments	(2,394,518)	(2,176,127)
Proceeds from maturities of corporate and customer fund short-term investments	2,510,829	1,308,650
Proceeds from sale of corporate and customer fund short-term investments	11,607	50,744
Increase in acquired card receivables, net and other	(197,289)	(103,456)
Purchases of property and equipment	(6,499)	(3,758)
Capitalization of internal-use software costs	(17,231)	(7,409)
Proceeds from beneficial interest	2,080	—
Net cash used in investing activities	(119,923)	(1,075,897)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	1,341,122
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	—	560,075
Purchase of capped calls	—	(37,893)
Increase (decrease) in customer fund deposits liability and other	(25,028)	834,591
Repurchase of common stock	(24,001)	—
Proceeds from line of credit borrowings	60,000	—
Proceeds from exercise of stock options	10,860	29,116
Proceeds from issuance of common stock under the employee stock purchase plan	17,879	12,849
Net cash provided by financing activities	39,710	2,739,860
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	12	—
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	27,212	1,656,344
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,542,715	1,809,692
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,569,927	$3,466,036
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,590,560	$1,639,371
Restricted cash included in other current assets	96,823	28,343
Restricted cash included in other assets	6,724	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	1,875,820	1,791,598
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,569,927	$3,466,036
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Bill.com, Inc. was incorporated in the State of Delaware in April 2006. BILL.com Holdings, Inc., was incorporated in the State of Delaware in August 2018. In November 2018, Bill.com, Inc. consummated a reorganization with Bill.com Holdings, Inc. (renamed BILL Holdings, Inc. in February 2023), resulting in the latter becoming the parent entity of Bill.com, Inc. Bill.com, Inc. was subsequently converted into a limited liability company and renamed Bill.com, LLC. BILL Holdings, Inc. and its subsidiaries are collectively referred to as the “Company”.
The Company is a provider of software-as-a-service, cloud-based payments, and spend and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back office efficiency.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to useful lives of long-lived assets; capitalization of internal-use software costs; incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities; the estimate of losses on accounts receivable, acquired card receivables, and other financial assets; accrual for rewards; variable consideration used in revenue recognition for certain contracts; benefit periods used to amortize deferred costs; reserve for losses on funds held for customers; inputs used to value certain stock-based compensation awards; and valuation of income taxes. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, and acquired card receivables (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents and short-term investments with large multinational financial institutions that may at times exceed federally insured limits. In connection with recent instability in the U.S. banking system, management has taken incremental precautions to safeguard its assets and evaluate the nature and extent of its financial partnerships. Management believes that the financial institutions with which the Company does business are financially sound with minimal credit risk. Management further believes the associated risk of concentration for the Company’s investments is mitigated by holding a diversified portfolio of highly rated investments consisting of money market funds and short-term debt securities.
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets is recognized, if material. As of March 31, 2023 and June 30, 2022, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $14.0 million and $5.8 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on the purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 12).
There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2023 and 2022.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Small-to-midsize businesses, accounting firms and other	$227,573	$156,518	$652,800	$417,651
Financial institutions	11,922	8,950	32,401	20,895
Total subscription and transaction fees	239,495	165,468	685,201	438,546
Interest on funds held for customers	33,060	1,443	77,284	3,192
Total revenue	$272,555	$166,911	$762,485	$441,738
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied.
During the three and nine months ended March 31, 2023, the Company recognized $4.5 million and $29.1 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2022.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $115.0 million. Of the total remaining performance obligations, the Company expects to recognize approximately 84% within two years and 16% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $15.3 million and $11.4 million as of March 31, 2023 and June 30, 2022, respectively.

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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,034,617	$—	$—	$1,034,617
	1,034,617	—	—	1,034,617
Short-term investments:
Corporate bonds	—	533,195	—	533,195
U.S. treasury securities	411,635	—	—	411,635
U.S. agency securities	—	38,508	—	38,508
Asset-backed securities	—	36,889	—	36,889
Certificates of deposit	—	52,786	—	52,786
	411,635	661,378	—	1,073,013
Funds held for customers:
Restricted cash equivalents:
Money market funds	256,287	—	—	256,287
Corporate bonds	—	73,354	—	73,354
Certificates of deposit	—	3,220	—	3,220
	256,287	76,574	—	332,861
Short-term investments:
Corporate bonds	—	632,183	—	632,183
Certificates of deposit	—	386,090	—	386,090
U.S. agency securities	—	27,226	—	27,226
Asset-backed securities	—	90,217	—	90,217
U.S. treasury securities	92,370	—	—	92,370
	92,370	1,135,716	—	1,228,086
Total assets measured at fair value	$1,794,909	$1,873,668	$—	$3,668,577

Liabilities
Contingent consideration(1)	$—	$—	$11,066	$11,066
Total liabilities measured at fair value	$—	$—	$11,066	$11,066
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
The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of March 31, 2023. The Company carries the Notes at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets. As of March 31, 2023, the estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $454.2 million and $1.04 billion, respectively. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 4 – SHORT-TERM INVESTMENTS
Short-term investments consisted of the following as of the dates presented (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$535,186	$293	$(2,284)	$533,195
U.S. treasury securities	412,097	297	(759)	411,635
Asset-backed securities	36,965	40	(117)	36,888
Certificates of deposit	52,786	—	—	52,786
U.S. agency securities	38,473	37	(1)	38,509
Total	$1,075,507	$667	$(3,161)	$1,073,013

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$601,987	$3	$(4,786)	$597,204
U.S. treasury securities	424,644	1	(2,917)	421,728
Asset-backed securities	51,622	—	(216)	51,406
Certificates of deposit	38,155	—	—	38,155
Total	$1,116,408	$4	$(7,919)	$1,108,493
The amortized cost and fair value amounts include accrued interest receivable of $3.9 million and $3.0 million as of March 31, 2023 and June 30, 2022, respectively.
As of March 31, 2023, the fair value of the Company’s short-term investments that mature within one year and thereafter was $856.7 million and $216.3 million, respectively, or 80% and 20%, respectively, of the Company’s total short-term investments. As of June 30, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $961.8 million and $146.7 million, respectively, or 87% and 13%, respectively, of the Company’s total short-term investments.
As of March 31, 2023, approximately 160 out of approximately 330 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2023
	Fair value	Unrealized losses
Corporate bonds	$260,366	$(2,284)
U.S. treasury securities	117,626	(759)
Asset-backed securities	30,610	(117)
U.S. agency securities	3,759	(1)
Total	$412,361	$(3,161)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$392,699	$(4,786)
U.S. treasury securities	411,787	(2,917)
Asset backed securities	51,406	(216)
Total	$855,892	$(7,919)
The Company's investments balance with unrealized losses that had been in a continuous unrealized loss position for less than 12 months was $286.6 million and $851.8 million as of March 31, 2023 and June 30, 2022, respectively. Investments balance with unrealized losses that had been in a continuous unrealized loss position for more than 12 months was $123.5 million and not material as of March 31, 2023 and June 30, 2022, respectively. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during the three and nine months ended March 31, 2023 and 2022.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of March 31, 2023 and June 30, 2022 because they were not material.
NOTE 5 – FUNDS HELD FOR CUSTOMERS
Funds held for customers consisted of the following as of the dates presented (in thousands):

	March 31, 2023	June 30, 2022
Restricted cash	$1,542,959	$1,685,937
Restricted cash equivalents	332,861	168,260
Funds receivable	13,401	6,747
Corporate bonds	632,183	807,685
Certificates of deposit	386,090	397,533
Municipal bonds	—	6,516
Asset-backed securities	90,217	69,912
U.S. agency securities	27,226	—
U.S. treasury securities	92,370	3,072
Total funds held for customers	3,117,307	3,145,662
Less - income earned by the Company included in other current assets	(10,947)	(3,002)
Total funds held for customers, net of income earned by the Company	$3,106,360	$3,142,660
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

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$632,293	$18	$(128)	$632,183
Certificates of deposit	386,106	4	(20)	386,090
U.S. agency securities	27,165	61	—	27,226
Asset-backed securities	90,636	—	(419)	90,217
U.S. treasury securities	92,397	41	(68)	92,370
Total	$1,228,597	$124	$(635)	$1,228,086

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$809,113	$1	$(1,429)	$807,685
Certificates of deposit	397,533	—	—	397,533
Municipal bonds	6,542	—	(26)	6,516
Asset backed securities	70,574	—	(662)	69,912
U.S. treasury securities	3,082	—	(10)	3,072
Total	$1,286,844	$1	$(2,127)	$1,284,718
The amortized cost and fair value amounts include accrued interest receivable of $7.1 million and $3.0 million and as of March 31, 2023 and June 30, 2022, respectively.
As of March 31, 2023, approximately 93%, or $1.1 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 7% or $90.5 million mature thereafter. As of June 30, 2022, approximately 95%, or $1.2 billion, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 5% or $69.9 million mature thereafter.
As of March 31, 2023, approximately 70 out of approximately 340 investment positions were in an unrealized loss position. The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2023
	Fair value	Unrealized losses
Corporate bonds	$89,777	$(128)
Certificates of deposit	7,950	(20)
Asset-backed securities	90,217	(419)
U.S. treasury securities	23,426	(68)
Total	$211,370	$(635)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$301,625	$(1,429)
Municipal bonds	6,516	(26)
Asset backed securities	64,361	(662)
U.S. treasury securities	3,072	(10)
Total	$375,574	$(2,127)
Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months was $199.1 million and $375.6 million as of March 31, 2023 and June 30, 2022, respectively. Investments balance with unrealized losses that had been in a continuous unrealized loss position for more than 12 months was not material and zero as of March 31, 2023 and June 30, 2022, respectively. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three and nine months ended March 31, 2023 and 2022.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of March 31, 2023 and June 30, 2022 because they were not material.
NOTE 6 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
Acquired card receivables consisted of the following as of the dates presented (in thousands):

	March 31, 2023	June 30, 2022
Gross amount of acquired card receivables	$444,709	$261,806
Less: allowance for credit losses	(13,595)	(5,414)
Total	$431,114	$256,392
Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks. As of March 31, 2023, approximately $194.1 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and nine months ended March 31, 2023 and 2022.
The acquired card receivable balances above do not include purchases of card receivables from the Issuing Banks that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of March 31, 2023 totaled $64.3 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of March 31, 2023 and 2022 (see Note 12).
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

	March 31, 2023	June 30, 2022
Current and less than 30 days past due	$436,792	$257,618
30 ~ 59 days past due	2,812	1,677
60 ~ 89 days past due	2,962	1,199
90 ~ 119 days past due	1,858	1,186
Over 119 days past due	285	126
Total	$444,709	$261,806
As part of its collection efforts, the Company may modify card receivables terms with spending businesses that defaulted on payments; such modifications may include principal forgiveness, late fee forgiveness, and/or an extension of payment terms. The following table provides additional information with respect to card receivables that were modified during the three and nine months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Principal subject to forgiveness(1)	$—	$81
Principal subject to late fee forgiveness(1)	—	696
Other-than-insignificant payment delay(2)	—	2,439
Payment term extension(3)	836	1,412
Total card receivables	$836	$4,628
(1) Forgiveness of principal and late fee payments waived were not material during three and nine months ended March 31, 2023.
(2) Other-than-insignificant payment delay represents accounts that are allowed to utilize available credit despite being delinquent outside of standard policy.
(3) Weighted-average payment term extensions were approximately 4 months during the three and nine months ended March 31, 2023.
Outstanding and modified card receivables as of March 31, 2023 subject to modification were not material. Defaulted payments on card receivables during three and nine months ended March 31, 2023 that were previously modified within the last 12 months were not material. Upon the Company's determination that a modified card receivable (or a portion of the card receivable) has subsequently been deemed uncollectible, the card receivable balance and allowance for credit losses are adjusted for the uncollectible portion.

Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Balance, beginning	$11,948	$4,607	$5,414	$1,740
Initial allowance for credit losses on purchased card receivables with credit deterioration	—	1	10	311
Provision for expected credit losses	8,425	6,085	23,529	15,310
Charge-off amounts	(7,155)	(5,774)	(16,568)	(13,070)
Recoveries collected	377	481	1,210	1,109
Balance, end of period	$13,595	$5,400	$13,595	$5,400
Card receivables acquired from the Issuing Banks and held for investment were $3.4 billion and $9.4 billion during the three and nine months ended March 31, 2023, respectively, and $1.7 billion and $4.4 billion during the three and nine months ended March 31, 2022, respectively. The allowance for credit losses related to acquired card receivables increased during the three and nine months ended March 31, 2023 due to portfolio growth.
Gross charge-off amounts for the nine months ended March 31, 2023 consisted of $10.1 million that originated in the year ended June 30, 2022 and $6.5 million originated in the nine months ended March 31, 2023.
Card Receivables Held for Sale
The Company previously sold a portion of acquired card receivables to a Purchasing Bank at a discount. Effective August 2022, the Company ceased selling acquired card receivables.
Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, were zero and $8.7 million as of March 31, 2023 and June 30, 2022, respectively.
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
The card receivables that the Company transferred to the Purchasing Bank during the nine months ended March 31, 2023 and the nine months ended March 31, 2022 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.

Under the agreement with the Purchasing Bank, the Company had a continuing involvement as servicer. Effective August 2022, the Company ceased selling acquired card receivables. The outstanding transferred card receivable balance as of March 31, 2023 and June 30, 2022 was zero and $57.3 million, respectively. The fair value of the beneficial interest derivative, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, was zero and immaterial as of March 31, 2023 and June 30, 2022, respectively. The servicing fee income was zero and not material during the three and nine months ended March 31, 2023 and 2022.
Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023 (1)	2022	2023 (1)	2022
Initial fair value of consideration received:
Cash	$—	$394,497	$316,477	$1,019,704
Beneficial interest derivative	—	1,100	1,682	3,387
Total	$—	$395,597	$318,159	$1,023,091
(1) Effective August 2022, the Company ceased selling acquired card receivables.
NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium of $0.1 million)(1)	$—	$75,097
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	575,000	575,000
2025 Notes, principal	1,150,000	1,150,000
Less: unamortized debt issuance costs	(21,917)	(27,015)
Convertible senior notes, net	1,703,083	1,697,985
Borrowings from revolving credit facility (including unamortized debt premium of $0.1 million)(1)	135,058	—
Net carrying value of debt and borrowings	$1,838,141	$1,773,082
(1) Unamortized debt issuance costs on the Revolving Credit Facility were $0.3 million and zero as of March 31, 2023 and June 30, 2022, respectively, and are included in "Other assets" on the condensed consolidated balance sheet.
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
As of March 31, 2023 and June 30, 2022, the Notes consisted of the following (in thousands):

	March 31, 2023		June 30, 2022
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$575,000	$1,150,000
Less: unamortized debt discount and issuance costs	(10,860)	(11,057)	(12,873)	(14,142)
Net carrying amount	$564,140	$1,138,943	$562,127	$1,135,858
The debt discount and issuance costs of the Notes are being amortized using the effective interest method. During the three and nine months ended March 31, 2023, the Company recognized $1.7 million and $5.1 million, respectively, of the debt discount and issuance amortization costs related to the Notes. During the three and nine months ended March 31, 2022, the Company recognized $1.7 million and $4.5 million, respectively, of the debt discount and issuance amortization costs related to the Notes. The effective interest rate of the 2027 Notes was 0.48%. The effective interest rate of the 2025 Notes was 0.36% after the adoption of ASU 2020-06 beginning July 1, 2021. As of March 31, 2023, the weighted-average remaining life of the Notes was 3.1 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of March 31, 2023 and June 30, 2022.
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
Revolving Credit Facility
The Revolving Credit Agreement was executed in March 2021, and was amended in August 2022 (Revolving Credit Facility), to finance the acquisition of card receivables. The Revolving Credit Facility matures in June 2024 or earlier pursuant to the agreement and has a total commitment of $225.0 million. The required minimum utilization was $135.0 million, or 60% of the total commitment, and the Company had borrowed $135.0 million against the Revolving Credit Facility as of March 31, 2023. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up $75 million bear interest of 2.75% per annum and borrowings greater than $75 million bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 7.82% per annum as of March 31, 2023. Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The Company is required to comply with certain restricted covenants, including liquidity requirements. As of March 31, 2023, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the credit agreement, with a weighted-average remaining amortization period of approximately 1.2 years. The interest income (expense), net related to the amortization of the debt issuance costs and debt premium during the three and nine months ended March 31, 2023 and 2022 was not material.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Options
As of March 31, 2023, the total unamortized stock-based compensation expense related to the unvested stock options was $26.7 million, which the Company expects to recognize over a weighted-average period of 1.5 years.
Restricted Stock Units (RSUs)
During the nine months ended March 31, 2023, the Company granted an aggregate of approximately 2.7 million RSUs with a weighted grant-date fair value of $123.52 per unit. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, which generally range between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.
As of March 31, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs options was $446.9 million, which the Company expects to recognize over a weighted-average period of 2.9 years.
Performance-based RSUs
During the nine months ended March 31, 2023, the Company granted approximately 150,000 RSUs to certain executive employees that vest based upon the achievement of designated financial metrics and continued employment over a period of three years. The weighted-average grant date fair value of these performance-based RSUs was $133.48 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period based on management's estimate of the number of performance-based RSUs expected to vest. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

As of March 31, 2023, the total unrecognized compensation expense related to the performance-based RSUs was $7.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Based Compensation Cost
Stock-based compensation cost by award type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Stock options	$8,328	$14,289	$33,239	$42,191
RSUs(1)	49,473	36,255	206,409	93,487
Performance-based awards	4,969	—	11,416	—
Market-based RSUs	990	1,164	3,497	1,394
Employee stock purchase plan	2,561	2,195	8,344	6,359
Total stock-based compensation cost	$66,321	$53,903	$262,905	$143,431
Stock-based compensation cost was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of revenue	$2,421	$1,262	$6,720	$3,674
Research and development	22,319	13,912	70,151	38,752
Sales and marketing(1)	18,162	17,758	116,941	36,911
General and administrative	20,888	19,878	62,040	61,044
Total amount charged to expense	63,790	52,810	255,852	140,381
Property and equipment (capitalized internal-use software)	2,531	1,093	7,053	3,050
Total stock-based compensation cost	$66,321	$53,903	$262,905	$143,431
(1) In October 2022, the Company entered into separation and advisory agreements with its former Chief Revenue Officer (the CRO Agreements). Pursuant to the CRO Agreements, the former CRO will serve the Company as an advisor through September 2024. Upon execution of the CRO Agreements, the Company recognized $52.2 million of stock-based compensation expense related to the former CRO's RSUs.

Share Repurchase Program

In January 2023, the Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding shares of common stock (the Share Repurchase Program). The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans, intended to qualify under Rule 10b5-1 under Securities Exchange Act of 1934, as amended. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock.

During the three and nine months period March 31, 2023, the Company repurchased and subsequently retired 358,947 shares for $27 million under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on the Company's condensed consolidated balance sheets. As of March 31, 2023, $273 million remained available for future share repurchases under the Share Repurchase Program.
NOTE 9 – OTHER INCOME (EXPENSES), NET
Other income (expenses), net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest expense	$(4,193)	$(2,462)	$(10,604)	$(6,785)
Lower of cost or market adjustment on card receivables sold and held for sale	—	(3,179)	(1,545)	(7,824)
Interest income	27,844	1,185	60,219	2,456
Other	(29)	40	(1,479)	(738)
Total	$23,622	$(4,416)	$46,591	$(12,891)
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period.
For the three and nine months ended March 31, 2023, the Company's income tax provision was not material, respectively. The income tax provision reflects application of the Tax Cuts and Jobs Act of 2017 effective fiscal year 2023 and thereafter, that requires companies to capitalize and amortize research and development expenses rather than deduct the costs as incurred. Research and development expenses are capitalized and amortized over five years for domestic research and fifteen years for international research. The requirement increases the Company's current year cash tax liabilities, however, the cash flow impact is expected to decrease over time as capitalized research and development expenses continue to amortize.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three and nine months ended March 31, 2023 consisted primarily of an estimated cash tax liability associated with the mandatory capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2023 (applicable to U.S. corporations with tax years starting after December 31, 2021), partially offset by a reduction to the net deferred tax liability as a result of the Company's current year losses.
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

In December 2022, the Internal Revenue Service initiated an audit of Divvy's pre-acquisition tax year ending December 31, 2020, which is in process as of March 31, 2023.
NOTE 11 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.

As of March 31, 2023, the weighted-average remaining term of these operating leases is 7.5 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.10%.
The total amounts paid included in the measurement of operating lease liabilities were $4.0 million and $11.3 million during the three and nine months ended March 31, 2023, respectively, and $3.9 million and $10.3 million during the three and nine months ended March 31, 2022, respectively.
The total amounts of right-of-use assets obtained in exchange for new operating lease liabilities were not material during the three and nine months ended March 31, 2023 and 2022.
The components of lease expense during the three and nine months ended March 31, 2023 and 2022 is shown on the table below (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease expense (1)	$3,651	$3,580	$10,531	$10,175
Variable lease expense, net of credit	593	(345)	1,518	2,564
Sublease income	(152)	(215)	(441)	(546)
Total	$4,092	$3,020	$11,608	$12,193
(1) Includes short-term lease, which is not material for the three and nine months ended March 31, 2023 and 2022.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Future minimum lease payments as of March 31, 2023 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2023	$3,609
2024	13,831
2025	13,425
2026	13,292
2027	13,226
2028	13,590
Thereafter	35,919
Gross lease payments	106,892
Less - present value adjustments	(18,782)
Total operating lease liabilities, net	$88,110
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of March 31, 2023 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2023	$10,023
2024	15,103
2025	12,705
2026	6,004
2027	5,241
2028	5,491
Thereafter	29,250
Total	$83,817
Purchase of Card Receivables that have not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $64.3 million as of March 31, 2023 and have not been recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded were not material as of March 31, 2023.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2023 and June 30, 2022, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(31,138)	$(86,720)	$(207,854)	$(241,419)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	106,597	103,830	105,843	100,856
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.29)	$(0.84)	$(1.96)	$(2.39)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	March 31,
	2023	2022
Stock options	2,930	4,232
Restricted stock units	4,425	3,159
Total	7,355	7,391
In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as they would be anti-dilutive. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. As of March 31, 2023, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of March 31, 2023, our partners included some of the most trusted brands in the financial services business, including more than 80 of the top 100 accounting firms and six of the top ten largest financial institutions in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $272.6 million and $166.9 million during the three months ended March 31, 2023 and 2022, respectively, an increase of $105.6 million, and $762.5 million and $441.7 million during nine months ended March 31, 2023 and 2022, respectively, an increase of $320.7 million. We generated net losses of $31.1 million and $86.7 million during the three months ended March 31, 2023 and 2022, respectively, and $207.9 million and $241.4 million during the nine months ended March 31, 2023 and 2022, respectively.
Macroeconomic Factors and COVID-19

Ongoing interest rate increases and persistent inflation in the U.S. and other markets globally have increased the risk of an economic recession and volatility and dislocation in the capital and credit markets in the U.S. and globally. The SMBs we serve may be particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and Divvy spending businesses to moderate their expenditures, which has resulted in lower payment volume growth through our solutions than historical trends, which in turn has led to lower transaction fee growth than historical trends. Moreover, net customer adds on our BILL standalone solution were slightly lower than recent trends, caused in part by businesses taking longer to make decisions about whether or not to implement new software solutions in light of the current macro environment. In addition, to date, increased interest rates have led to an increase in interest on funds held for customers. We have not observed any other material impacts on our business or the demand for our products as a result of these factors, but we anticipate volatile conditions and there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.

More recently, instability in the U.S. banking system has resulted in the closure of several U.S. banks, including the closure of Silicon Valley Bank (SVB) by banking regulators in March 2023. At the time of the SVB closure, we held approximately 12% of our corporate cash, cash equivalents (collectively, Corporate Deposits) and short-term investments and approximately 11% of our cash held in trust on behalf our customers (FBO Funds) at SVB. Because the federal government responded to the SVB closure in a manner that fully protected all depositors we did not experience material issues accessing these Corporate Deposits or FBO Funds and, as a result, the SVB closure did not materially impact our business. In light of the SVB closure, we have reevaluated our banking relationships and cash holding strategies and have increased our monitoring of the financial strength of the financial institutions with which we do business and the U.S. banking system generally. Following the SVB closure, we moved most of our Corporate Deposits and FBO Funds formerly held at SVB to a large multinational financial institution and money market funds and redirected most customer payment processing previously made through SVB to one of our multinational bank processors. Going forward, we will continue to assess the potential advantages in diversifying our banking relationships, including with both multinational financial institutions and, as appropriate, U.S. national and regional banks. Nonetheless, continued actual or perceived instability in the U.S. banking system that adversely effects any of the financial institutions with which we do business may adversely impact our ability to access our Corporate Deposits and FBO Funds or process customer payments.
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

	As of March 31,
	2023	2022	% Growth
Businesses using our solutions (1)	455,300	386,100	18%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Growth	2023	2022	% Growth
Total payment volume (amounts in billions) (2)	$64.7	$57.4	13%	$196.9	$164.4	20%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Growth	2023	2022	% Growth
Transactions processed (3)	21,365,000	15,676,000	36%	61,704,000	44,668,000	38%
(1)As of March 31, 2023, the total number of BILL standalone customers was approximately 197,900; the total number of spending businesses that used Divvy's spend management solution was approximately 27,100; and the total number of Invoice2go subscribers was approximately 230,300.
(2)During the three months ended March 31, 2023: the total payment volume transacted by BILL standalone customers was approximately $61.0 billion; the total card payment volume transacted by spending businesses that used Divvy cards was approximately $3.4 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $252 million. During the nine months ended March 31, 2023: the total payment volume transacted by BILL standalone customers was approximately $186.4 billion; the total card payment volume transacted by spending businesses that used Divvy cards was approximately $9.7 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $807 million.
(3)During the three months ended March 31, 2023: the total number of transactions executed by BILL standalone customers was approximately 10.9 million; the total number of transactions executed by spending businesses that used Divvy cards was approximately 10.2 million; and the total number of transactions executed by Invoice2go subscribers was approximately 0.3 million. During the nine months ended March 31, 2023: the total number of transactions executed by BILL standalone customers was approximately 32.7 million; the total number of transactions executed by spending businesses that used Divvy cards was approximately 28.1 million; and the total number of transactions executed by Invoice2go subscribers was over 0.9 million.
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
Total Payment Volume (TPV)
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use the product and rely upon our features to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from our customers. We define TPV as the value of transactions that we process on our platform during a particular period. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three and nine months ended March 31, 2023 and 2022.

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
Research and development (R&D) – Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our research and development teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of research and development expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our research and development team to develop new products and product enhancements. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs into service costs over the estimated life of the new product or incremental functionality, which is generally three years.
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

Provision for (Benefit from) income taxes – Provision for income taxes consists of the reduction to the net deferred tax liability, as a result of our current year losses, offset by an estimated cash tax liability as a result of the mandatory Section 174 R&D capitalization which is effective beginning fiscal year 2023.
Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	$	%	2023	2022 (1)	$	%
Revenue	$272,555	$166,911	$105,644	63%	$762,485	$441,738	$320,747	73%
Cost of revenue
Service costs (2)	37,897	27,176	10,721	39%	109,683	72,227	37,456	52%
Depreciation and amortization of intangible assets (3)	10,953	10,166	787	8%	31,742	29,336	2,406	8%
Total cost of revenue	48,850	37,342	11,508	31%	141,425	101,563	39,862	39%
Gross profit	223,705	129,569	94,136	73%	621,060	340,175	280,885	83%
Operating expenses
Research and development (2)	78,761	59,649	19,112	32%	232,791	152,910	79,881	52%
Sales and marketing (2)(4)	115,350	81,142	34,208	42%	398,658	204,667	193,991	95%
General and administrative (2)	71,719	60,008	11,711	20%	207,837	182,488	25,349	14%
Depreciation and amortization of intangible assets (3)	12,093	11,953	140	1%	36,149	33,573	2,576	8%
Total operating expenses	277,923	212,752	65,171	31%	875,435	573,638	301,797	53%
Loss from operations	(54,218)	(83,183)	28,965	(35)%	(254,375)	(233,463)	(20,912)	9%
Other income (expense), net	23,622	(4,416)	28,038	(635)%	46,591	(12,891)	59,482	(461)%
Loss before provision for (benefit from) income taxes	(30,596)	(87,599)	57,003	(65)%	(207,784)	(246,354)	38,570	(16)%
Provision for (benefit from) income taxes	542	(879)	1,421	(162)%	70	(4,935)	5,005	(101)%
Net loss	$(31,138)	$(86,720)	$55,582	(64)%	$(207,854)	$(241,419)	$33,565	(14)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	$	%	2023	2022 (1)	$	%
Cost of revenue - service costs	$2,421	$1,262	$1,159	92%	$6,720	$3,674	$3,046	83%
Research and development	22,319	13,912	8,407	60%	70,151	38,752	31,399	81%
Sales and marketing (4)	18,162	17,758	404	2%	116,941	36,911	80,030	217%
General and administrative	20,888	19,878	1,010	5%	62,040	61,044	996	2%
Total	$63,790	$52,810	$10,980	21%	$255,852	$140,381	$115,471	82%
(3) Depreciation expense does not include amortization of capitalized internal-use software costs.
(4) Nine months ended March 31, 2023 includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with the former Chief Revenue Officer.

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022 (1)
Revenue	100%	100%	100%	100%
Cost of revenue
Service costs	14%	16%	14%	16%
Depreciation and amortization of intangible assets	4%	6%	4%	7%
Total cost of revenue	18%	22%	19%	23%
Gross profit	82%	78%	81%	77%
Operating expenses
Research and development	29%	36%	31%	35%
Sales and marketing	42%	49%	52%	46%
General and administrative	26%	36%	27%	41%
Depreciation and amortization of intangible assets	4%	7%	5%	8%
Total operating expenses	102%	128%	115%	129%
Loss from operations	(20)%	(50)%	(33)%	(52)%
Other income (expense), net	9%	(3)%	6%	(3)%
Loss before provision for (benefit from) income taxes	(11)%	(53)%	(27)%	(55)%
Provision for (benefit from) income taxes	—%	(1)%	—%	(1)%
Net loss	(11)%	(52)%	(27)%	(54)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

Comparison of the three and nine months ended March 31, 2023 and 2022
Revenue
Revenue consists mainly of subscription and transactions fees. Subscription revenue increased by $14.6 million, or 28%, and $48.1 million, or 35%, during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to an increase in customers and average subscription revenue per customer, driven by an increase in the number of users per customer. Transaction fee revenue increased by $59.4 million, or 52%, and $198.5 million, or 66%, during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to increased adoption of new product offerings and the mix of transaction revenues shifting to variable-priced products. In addition, interest on funds held for customers increased by $31.6 million, or 2,191%, and $74.1 million, or 2,320%, during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to an increase in yield earned from investing customer funds as interest rates have increased.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations grows as a percentage of our revenue or our international operations increase.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and nine months ended March 31, 2023 were as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022 (1)	Amount	%
Cost of revenue:
Service costs	$37,897	$27,176	$10,721	39%	$109,683	$72,227	$37,456	52%
Depreciation and amortization of intangible assets (2)	10,953	10,166	787	8%	31,742	29,336	2,406	8%
Total cost of revenue	48,850	37,342	11,508	31%	141,425	101,563	39,862	39%
Gross profit	$223,705	$129,569	$94,136	73%	$621,060	$340,175	$280,885	83%
Gross margin	82%	78%			81%	77%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Excludes amortization of capitalized internal-use software costs.
Service costs increased by $10.7 million and $37.5 million during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to:
•a $4.3 million and $18.0 million increase during the three and nine months ended March 31, 2023, respectively, in direct costs associated with the processing of payments made by businesses using our solutions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $4.6 million and $13.9 million increase during the three and nine months ended March 31, 2023, respectively, in personnel-related costs, including stock-based compensation expense and amortization of increased deferred service costs, due to the hiring of additional personnel, who were directly engaged in providing implementation and support services to our customers; and
•a $1.7 million and $5.6 million increase during the three and nine months ended March 31, 2023, respectively, in costs for consultants and temporary contractors, shared overhead, and other costs.
Gross margin increased to 82% and 81% during the three and nine months ended March 31, 2023 from 78% and 77%, respectively, during the prior year periods, primarily due to an increase in interest on funds held for customers and a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $19.1 million and $79.9 million during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to a $20.1 million and $78.4 million increase during the three and nine months ended March 31, 2023, respectively, in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings.
Our research and development expenses decreased to 29% and 31% as a percentage of revenue during the three and nine months ended March 31, 2023, from 36% and 35%, respectively, during the prior year periods, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses as a percentage of revenue.

We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.
Sales and Marketing Expenses
Sales and marketing expenses increased by $34.2 million and $194.0 million during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to the following:
•a $9.4 million and $111.8 million increase during the three and nine months ended March 31, 2023, respectively, in personnel-related costs, including stock-based compensation expense of $52.2 million recognized during the nine months ended March 31, 2023, related to the separation and advisory agreements with our former Chief Revenue Officer, and due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services;
•a $18.4 million and $63.8 million increase during the three and nine months ended March 31, 2023, respectively, in rewards expense in connection with our rewards programs as a result of increased transaction volume and higher rewards rates. We offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on the cards issued to them. Rewards can be redeemed by spending businesses through cash back, statement credit, gift cards, and travel. Rewards expense is driven by transaction volume and an estimate of the cost of earned rewards that are expected to be redeemed; and
•a $5.7 million and $16.4 million increase during the three and nine months ended March 31, 2023, respectively, in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness.
Our sales and marketing expenses decreased to 42% as a percentage of revenue during the three months ended March 31, 2023 from 49% during the prior year period, primarily due to a higher revenue growth rate but a relatively lower increase in stock-based compensation expense during the current fiscal quarter. Our sales and marketing expenses increased to 52% as a percentage of revenue during the nine months ended March 31, 2023 from 46% during the prior year period, primarily due to the increase in rewards expense and a higher stock-based compensation expense recognized during the nine month period ended March 31, 2023.
General and Administrative Expenses
General and administrative expenses increased by $11.7 million and $25.3 million during the three and nine months ended March 31, 2023, respectively, as compared to prior year periods, primarily due to the following:
•a $8.3 million and $22.4 million increase during the three and nine months ended March 31, 2023, respectively, in personnel-related costs resulting from the hiring of additional general and administrative personnel;
•a $3.0 million and $10.4 million increase during the three and nine months ended March 31, 2023, respectively, in provision for expected credit losses on acquired card receivables and fraud losses;
•a $0.6 million and $2.2 million increase during the three and nine months ended March 31, 2023, respectively, in software subscription and computer-related expenses, shared overhead and other costs; and partially offset by
•a $0.2 million and $9.7 million decrease during the three and nine months ended March 31, 2023, respectively, in professional and consulting fees, primarily resulting from the reduction of integration costs of acquired businesses.
Our general and administrative expenses decreased to 26% and 27% as a percentage of revenue during the three and nine months ended March 31, 2023, respectively, from 36% and 41% during the prior year periods, primarily due to a higher revenue growth rate but a relatively lower increase in stock-based compensation expense and consulting costs as a percentage of revenue.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $0.9 million and $5.0 million during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, primarily due to a full-period amortization of intangible assets associated with the acquisition of Invoice2go in September 2021.
Other Income (Expenses), Net
Other income (expenses), was $23.6 million and $46.6 million during the three and nine months ended March 31, 2023, respectively, as compared $(4.4) million and $(12.9) million in the prior year periods. The net change of $28.0 million and $59.5 million during the three and nine months was primarily due to the following:
•a $26.7 million and $57.8 million increase during the three and nine months ended March 31, 2023, respectively, in interest income due to higher interest rates earned on corporate funds;
~~•~~a $3.2 million and $6.3 million decrease in discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market as we ceased selling acquired card receivables in August 2022; and partially offset by
•a $1.7 million and $3.8 million increase during the three and nine months ended March 31, 2023, respectively, in interest expense primarily as the result of higher interest rates on our Revolving Credit Facility.
Provision for (Benefit from) Income Taxes
Provision for income taxes during the three and nine months ended March 31, 2023 consists of the reduction to the net deferred tax liability, as a result of our current year losses, offset by an estimated cash tax liability as a result of the mandatory Section 174 R&D capitalization, which was effective beginning fiscal year 2023. R&D expenses are capitalized and amortized over five years for domestic R&D and fifteen years for international R&D. The requirement increases our current year cash tax liabilities, however, the cash flow impact is expected to decrease over time as capitalized research and development expenses continue to amortize. Benefit from income taxes during the three and nine months ended March 31, 2022 pertained mainly to the tax benefit of the net loss incurred during the periods, and a reduction of valuation allowance in connection with the acquisition of Invoice2go.
.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.1 billion, and our available undrawn Revolving Credit Facility (as defined below) of $90.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, from time to time, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $225.0 million from our Revolving Credit Facility and have drawn $135.0 million as of March 31, 2023. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our senior convertible notes and Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. For additional discussion about our commitments, including operating leases, refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In January 2023, our Board of Directors authorized the repurchase of up to $300 million of our outstanding shares of common stock (the Share Repurchase Program). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans, intended to qualify under Rule 10b5-1 under Securities Exchange Act of 1934, as amended. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. During the three and nine months period March 31, 2023, we repurchased and subsequently retired 358,947 shares for $27 million under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on the our condensed consolidated balance sheets. As of March 31, 2023, $273 million remained available for future share repurchases under the Share Repurchase Program.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2023	2022 (1)
Net cash provided by (used in):
Operating activities	$107,413	$(7,619)
Investing activities	$(119,923)	$(1,075,897)
Financing activities	$39,710	$2,739,860
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
Net cash provided by (used in) operating activities was $107.4 million during the nine months ended March 31, 2023, compared to a net cash used of $7.6 million during the prior year period. The net change was due to the increase in our revenues, partially offset by the timing of the payments for costs of our services and operating expenses.
Net Cash Used in Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, purchases of card receivables, business acquisitions, capitalization of internal-use software, and purchases of property and equipment. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.
Our net cash used in investing activities decreased to $119.9 million during the nine months ended March 31, 2023, from $1,075.9 million during the prior year period, due primarily to the increase in proceeds from maturities of corporate and customer short-term investments and a net decrease in business acquisitions. The decrease was partially offset by the increase in purchases of corporate and customer fund short-term investments and the increase in acquired card receivables.
Net Cash Provided by Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from public offerings of our common stock, issuance of convertible notes, line of credit borrowings, exercises of stock options, increase in business card deposits and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Our cash usage for our financing activities consists primarily of repurchase of shares, payments of costs related to public offerings of our common stock and issuance of debt. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.
Our net cash provided by financing activities decreased to $39.7 million during the nine months ended March 31, 2023, from $2.7 billion during the prior year period. The net change was primarily due to the absence of the proceeds from the public offering of our common stock and issuance of our 2027 Notes in the prior year period and a decrease in customer funds liability, partially offset by proceeds from our Revolving Credit Facility.
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
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025. The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit
We have a total borrowing commitment of $225.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (the Revolving Credit Facility), of which we borrowed $135.0 million as of March 31, 2023. In August 2022, we amended the Revolving Credit Facility to increase the borrowing capacity from $75.0 million to $225.0 million. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our Divvy charge card and certain related collateral. Our Revolving Credit Facility matures in June 2024 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based card issuing banks (Issuing Banks) including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $64.3 million as of March 31, 2023 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of March 31, 2023.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of March 31, 2023.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022 (1)
Revenue	$272,555	$166,911	$762,485	$441,738
Gross profit	223,705	129,569	621,060	340,175
Add:
Depreciation and amortization of intangible assets (2)	10,953	10,166	31,742	29,336
Stock-based compensation and related payroll taxes	2,514	1,401	6,933	4,065
Non-GAAP gross profit	$237,172	$141,136	$659,735	$373,576
Gross margin	82.1%	77.6%	81.5%	77.0%
Non-GAAP gross margin	87.0%	84.6%	86.5%	84.6%
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

	Nine Months Ended March 31,
	2023	2022 (1)
Net cash provided by (used in) operating activities	$107,413	$(7,619)
Purchases of property and equipment	(6,499)	(3,758)
Capitalization of internal-use software costs	(17,231)	(7,409)
Free cash flow	$83,683	$(18,786)
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our overall investment portfolio is comprised of corporate investments and customer fund assets that have been collected from customers, but not yet remitted to the applicable supplier or deposited into our customers’ accounts. Our corporate investments are invested in cash and cash equivalents and investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. Our customer funds assets are invested with safety of principal as the primary objectives. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. Our customer funds assets are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 4.28% and 3.14% during the three and nine months ended March 31, 2023, respectively, compared to 0.18% and 0.15% during the same periods in fiscal 2022 due primarily to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of March 31, 2023, we borrowed $135.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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
Inflation Risk
We do not believe that inflation had a material effect on our cash flows and operating results during the three and nine months ended March 31, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact us in the future. We have assessed these impacts for the current reporting period, and do not expect the new law to have a material impact on our fiscal 2023 financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Subsequent to the filing of our annual report on Form 10-K for the fiscal year ended June 30, 2022, Ernst & Young LLP (“EY”), our external auditor, conducted a routine internal audit quality review of its integrated audit of our consolidated financial statements for that fiscal year and determined that additional evidence of our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process was required. Management and EY determined that previously unidentified deficiencies existed in our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process as of June 30, 2022 because insufficient testing, documentation, and evidence had been retained to conclude on the effectiveness of internal controls. Solely as a result of these deficiencies, on May 15, 2023, the Company concluded that it had a material weakness in internal controls over financial reporting as of June 30, 2022.
The material weakness did not result in any misstatement of our consolidated financial statements for the year ended June 30, 2022 included in our original Form 10-K, and accordingly, we have concluded that the consolidated financial statements and other financial information included in our Form 10-K present fairly in all material respects the Company’s financial position, results of operations, and cash flows. However, based on the foregoing, both management’s annual report on internal controls over financial reporting and Ernst & Young’s report on internal controls over financial reporting as of June 30, 2022, should no longer be relied upon. Furthermore, we have determined that given the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023.
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weakness in internal control over financial reporting identified as of June 30, 2022, described above, that had not been remediated as of March 31, 2023.
Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
Remediation Plan
Our management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, has evaluated the material weakness described above and designed a remediation plan to enhance our internal control environment. To remediate the material weakness, we plan to test the relevant controls, enhance documentation, and retain incremental evidence that supports the effectiveness of controls in the information systems and applications used in the quote-to-cash process by the end of our fiscal year 2023.
Changes in internal control over financial reporting
Other than the material weakness described above there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

•We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Risks Related to Our Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2006 and have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $31.1 million and $86.7 million during the three months ended March 31, 2023 and 2022, respectively, and $207.9 million and $241.4 million during the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $779.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscription and transaction fee revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion, and to continue hiring across all functions to accomplish these objectives. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on customer funds that we hold for the benefit our customers, respectively. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our corporate charge cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. We also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $272.6 million and $166.9 million during the three months ended March 31, 2023 and 2022, respectively, and $762.5 million and $441.7 million during the nine months ended March 31, 2023 and 2022, respectively. Our TPV was $64.7 billion and $57.4 billion during the three months ended March 31, 2023 and 2022, respectively, and $196.9 billion and $164.4 billion during the nine months ended March 31, 2023 and 2022, respectively. Although we have recently experienced significant growth in our revenue and payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as high inflation, high interest rate and recessionary environments, and instability in the U.S. and global banking systems, as well as economic conditions specifically affecting industries in which our customers participate;
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

A significant portion of our revenue comes from SMBs. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, instability in the U.S. and global banking systems, supply chain shortages, increased fuel prices, the COVID-19 pandemic, and catastrophic events than larger, more established businesses, as SMBs typically have fewer financial resources than larger entities. If any of these conditions occur, as a result of recent or future increases in interest rates in the U.S. or other countries, ongoing inflationary trends, or for any other reason, they may have a disproportionate negative impact on SMBs and as a result the overall demand for our products and services could be materially and adversely affected.
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
Excluding Divvy spending businesses and Invoice2go subscribers, we had over 190,000 customers on our platform as of March 31, 2023. Excluding the card payment volume by the spending businesses using Divvy cards and payment volume transacted by Invoice2go subscribers, the TPV processed by our customers on our platform was $61.0 billion and $55.1 billion during the three months ended March 31, 2023 and 2022, respectively, and $186.4 billion and $158.3 billion during the nine months ended March 31, 2023 and 2022, respectively. For the purposes of measuring our key business metrics, we define customers as entities that are either billed directly by us or for which we bill our partners for BILL products during a particular period. We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. As a provider of accounts payable, accounts receivable, spend and expense management and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees may also expose us to losses.
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

We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from the COVID-19 or other pandemics, from high inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, or from war (such as the war in Ukraine) or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, instability in the U.S. banking system led to the closure of SVB by banking regulators in March 2023 and at that time we held FBO Funds at SVB and processed a portion of customer payments through SVB. In light of the federal government’s response to the SVB closure, including the FDIC’s resolution of SVB in a manner that fully protected all depositors, we did not experience material issues with accessing these FBO Funds, were able to move substantially all of these FBO Funds to large multinational financial institutions and were able to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors. However, to the extent there continues to be actual or perceived instability in the U.S. banking system that results in reduced or limited liquidity for, defaults or non-performance by or other adverse developments with respect to any of the financial institutions through which we process customer payments, it may adversely impact our ability to access FBO Funds held at such institutions or process customer payments through such institutions. In addition, cash held at banks and financial institutions is subject to applicable FDIC deposit insurance limits and as such if one of the financial institutions through which we process customer payments enters into receivership or becomes insolvent, any FBO Funds being processed or held in accounts at such financial institutions that are above insured limits, or are held in investments, which are not covered by FDIC insurance, may be unrecoverable. Additionally, we rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations. In addition to the risks related to customer funds, we are also exposed to interest-rate risk relating to our investments of our corporate cash.
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
Our relationships with our more than 6,000 firm partners account for a significant portion of our consolidated revenue. We market and sell our products and services through accounting firms. We also have a partnership with CPA.com to market our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
The extensions of credit facilitated through our platform are originated through Cross River Bank and WEX Bank (Issuing Banks), and we rely on these entities to comply with various federal, state and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank - non-bank partnership arrangements. If the legal structure underlying our relationship with our Issuing Banks were to be successfully challenged, our extension of credit offerings through these banks may be determined to be in violation of state licensing requirements and other state laws. In addition, Issuing Banks engaged in this activity have been subject to increased regulatory scrutiny recently. Adverse orders or regulatory enforcement actions against our Issuing Banks, even if unrelated to our business, could impose restrictions on our Issuing banks’ ability to continue to extend credit through our platform or on current terms, or could result in our Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered through our Issuing Banks to more rigorous reviews.
Cross River Bank, WEX Bank are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking rules, regulations and examination requirements. As a service provider to Cross River Bank and WEX Bank, we are subject to audit by these banks in accordance with FDIC guidance related to management of service providers and other bank specific requirements pursuant to the terms of our agreements with these banks. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act and state regulators in our capacity as a service provider for these banks. If we fail to comply with requirements applicable to us by law or contract, or if audits by our Issuing Banks were to conclude that our processes and procedures are insufficient, we may be subject to fines or penalties or our Issuing Banks could terminate their relationships with us.

In the event of a challenge to the legal structure underlying our program agreements with our Issuing Banks, or if one or both of our Issuing Banks were to suspend, limit, or cease its operations, or were to otherwise terminate for any reason (including, but not limited to, the failure by an Issuing Bank to comply with regulatory actions or an Issuing Bank experiencing financial distress, entering into receivership or becoming insolvent), we would need to identify and implement alternative, compliant, bank relationships or otherwise modify our business practices in order to be compliant with prevailing law or regulation, which could result in business interruptions or delays, force us to incur additional expenses and potentially interfere with our existing customer and spending business relationships or make us less attractive to potential new customers and spending businesses, any of which could have a material adverse effect on our business.
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
We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding upon reassessing their exposure to our industry or in light of changes to general economic, market, credit or liquidity conditions. Further, our funding sources may experience financial distress, enter into receivership or become insolvent, which may prevent us from accessing financing from these sources. In addition, because our borrowings under current and future financing facilities may bear interest based on floating rate interest rates, our interest costs may increase if market interest rates rise. Moreover, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms or at all.
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
If any of the accounting software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms or practices governing their use in a manner that is adverse to our business, we may be restricted or may not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business, operating results, and financial condition. In addition, if any of these accounting software providers reconfigure their platforms in a manner that no longer supports our integration with their accounting software we would lose customers and our business would be adversely affected.
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

We depend on banks, including JPMorgan Chase, to process ACH transactions and checks for our customers. We also rely on third-party providers to support other aspects of our business, including, for example, for card transaction processing, check printing, real-time payments, virtual and physical card issuance and our cross-border funds transfer capabilities. If we are unable to effectively manage our third-party relationships, we are unable to comply with security, compliance or operational obligations to which we are subject under agreements with these providers, these providers are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, including as a result of the closure or insolvency of banks with which we do business, our operations, results of operations and financial condition could be adversely impacted. In addition, in some cases a provider may be the sole source, or one of a limited number of sources, of the services they provide to us and we may experience increased costs and difficulties in replacing those providers and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.
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
The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as licensed money transmission, payment processing, and settlement services), lending, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of states in which it conducts business and is contractually obligated to comply with FDIC federal banking regulations, as well as Visa and MasterCard network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the FDIC, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
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
We have funded our operations since inception primarily through equity and debt financings, sales of subscriptions to our products, and usage-based transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. During 2022, interest rates have increased and the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. More recently, credit and capital markets have been impacted by instability in the U.S. banking system. In addition, a recession or depression, high inflation or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the lack of formality and evidence of controls over certain IT processes.
To remediate the material weakness, we plan to enhance documentation and retain incremental evidence that supports the effectiveness of controls for certain IT processes by the end of our fiscal year 2023. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. See Part I, Item 4 “Controls and Procedures” of this quarterly report for additional information about this material weakness and our remediation efforts.
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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information,which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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

As of March 31, 2023, we had $1.15 billion aggregate principal amount of the 0% Convertible Notes outstanding (the 2025 Notes) due on December 1, 2025, $575.0 million aggregate principal amount of the 0% convertible senior notes outstanding due on April 1, 2027 (the 2027 Notes) and had drawn $135.0 million under our Revolving Credit Facility, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes and 2027 Notes (collectively, the Notes) and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our Divvy credit card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes was not triggered as of March 31, 2023, but had been triggered in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•instability in the U.S. and global banking systems;
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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
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
In addition, our restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (DGCL), our restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. These exclusive forum provisions will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, these provisions would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act or the rules and regulations thereunder in federal court.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 106,688,372 shares of our common stock outstanding as of March 31, 2023. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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

The timing and amount of any repurchases under our Share Repurchase Program are subject to a number of uncertainties.
In January 2023, our Board of Directors approved our Share Repurchase Program of up to $300 million of shares of common stock. Under the Share Repurchase Program, repurchases can be made from time to time using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and the Share Repurchase Program may be suspended or discontinued at any time at our discretion.

The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. We do not believe the excise tax will apply to repurchases of our shares made during our fiscal year 2023. To the extent the excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost to us of making repurchases and may cause us to reduce the number of shares repurchased pursuant to the Share Repurchase Program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer
In January 2023, our Board of Directors approved our Share Repurchase Program of up to $300 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the Share Repurchase Program, repurchases can be made from time to time using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The Share Repurchase Program has term of 12 months and does not obligate us to acquire any particular amount of shares, and it may be suspended or discontinued at any time at our discretion.
The following table provides shares repurchase activity during the three months ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2023	—	$—	—	$—
February 1 - February 28, 2023	—	$—	—	$—
March 1 - March 31, 2023	358,947	$75.22	358,947	$273,000,007
Total	358,947		358,947	$273,000,007

(1) See Note 8, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

May 15, 2023	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)