Form 10-K/A
period 2022-06-30
BILL Holdings, Inc.
filed 2023-05-26
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K/A
(Amendment No. 1)
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
BILL HOLDINGS, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2021, was approximately $24.7 billion.
The number of shares of registrant’s common stock outstanding as of August 12, 2022 was 104,840,348.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (Proxy Statement) filed on October 25, 2022, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this Amendment) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the Original Form 10-K), originally filed by BILL Holdings, Inc. (formerly, Bill.com Holdings, Inc.) (BILL, the Company, we, us or our) with the Securities and Exchange Commission (the SEC) on August 22, 2022. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Annual Report on Form 10-K, this Form 10-K, this Annual Report and similar names refer to the Original Form 10-K, as amended by this Amendment.
Subsequent to the filing of the Original Form 10-K, Ernst & Young LLP (EY), our external auditor, conducted a routine internal audit quality review of its integrated audit of our consolidated financial statements for the fiscal year ended June 30, 2022 and determined that additional evidence of our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process was required. Management and EY determined that previously unidentified deficiencies existed in our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process as of June 30, 2022 because insufficient testing, documentation, and evidence had been retained to conclude on the effectiveness of internal controls. Solely as a result of these deficiencies, on May 15, 2023, the Company concluded that it had a material weakness in internal controls over financial reporting as of June 30, 2022.
The material weakness did not result in any misstatement of our consolidated financial statements for the year ended June 30, 2022 included in our Original Form 10-K, and accordingly, we have concluded that the consolidated financial statements and other financial information included in our Original Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Furthermore, we have determined that given the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022.

Accordingly, this Amendment is being filed to (i) amend Part II, Item 9A—Controls and Procedures to address management's re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting, (ii) amend EY’s opinion on our internal control over financial reporting, and (iii) amend EY’s opinion on the consolidated financial statements included in Part II, Item 8—Financial Statements and Supplementary Data of the Original Form 10-K solely to include a reference to EY’s updated report on internal control over financial reporting.
Part IV, Item 15—Exhibits and Financial Statement Schedules also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also filing an updated Consent of Independent Registered Public Accounting Firm, attached as Exhibit 23.1.
This Amendment is limited in scope to the portions of this Amendment set forth above, and does not modify, amend, or update in any way the any other items or disclosures contained in the Original Form 10-K, including the consolidated financial statements set forth in the Original Form 10-K.
Except as noted above, this Amendment has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-K (including, without limitation, the change of the Company's corporate name from "Bill.com Holdings, Inc." to "BILL Holdings, Inc.," effective as of February 27, 2023), and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

BILL.COM HOLDINGS, INC.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BILL Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BILL Holdings, Inc. (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2022, except for the effect of the material weakness described in the third and fourth paragraphs of that report, as to which the date is May 25, 2023, expressed an adverse opinion thereon.
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
Auditing the Company's accounting for its acquisition of Invoice2go was complex due to the significant estimation in determining the fair value of the customer relationships intangible asset of $61 million. The significant estimation was primarily due to the judgmental nature of the underlying significant assumptions of the valuation method used to measure the fair value of the customer relationships intangible asset, as well as the sensitivity of the fair value to the underlying significant assumptions. The Company used an income approach by applying the discounted cash flow method to measure the fair value of the customer relationships. The significant assumptions used to estimate the fair value of the customer relationships included projected revenue and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the fair value of the acquired customer relationships intangible asset. For example, we tested controls over management’s review of the valuation of the customer relationships intangible asset, including the review of the valuation method and the significant assumptions used in the valuation, as described above.
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
San Mateo, California
August 22, 2022 except for the effect of the material weakness described in the second paragraph above, as to which date is May 25, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BILL Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BILL Holdings, Inc.’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, BILL Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Invoice2go, Inc., which is included in the June 30, 2022 consolidated financial statements of the Company and constituted 5% and 11% of total and net assets, respectively, as of June 30, 2022 and 5% and 6% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Invoice2go, Inc.
In our report dated August 22, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to certain information systems and applications within the quote-to-cash process and has further concluded that the aggregation of such deficiencies represented a material weakness as of June 30, 2022. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of June 30, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of June 30, 2022, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over certain information systems and applications within the quote-to-cash process.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated August 22, 2022, except for the effect of the material weakness described in the third and fourth paragraphs above, as to which date is May 25, 2023, which expressed an unqualified opinion on those financial statements.
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

/s/ Ernst & Young LLP
San Mateo, California
August 22, 2022, except for the effect of the material weakness described in the third and fourth paragraphs above, as to which date is May 25, 2023

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

BILL.COM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	52,435	$276,307	8,154	$1	$14,672	$326	$(117,656)	$(102,657)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,435)	(276,307)	52,435	1	276,306	—	—	276,307
Reclassification of redeemable convertible preferred stock warrant liabilities to additional paid-in capital upon initial public offering	—	—	—	—	1,405	—	—	1,405
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	11,297	—	225,481	—	—	225,481
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	4,330	—	307,512	—	—	307,512
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,298	—	13,460	—	—	13,460
Issuance of common stock upon exercise of stock warrants	—	—	121	—	144	—	—	144
Stock-based compensation	—	—	—	—	18,064	—	—	18,064
Other comprehensive income	—	—	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	—	—	(31,091)	(31,091)
Balance at June 30, 2020	—	—	79,635	2	857,044	2,420	(148,747)	710,719
Issuance of common stock as consideration for an acquisition, net of issuance costs	—	—	10,767	—	1,603,031	—	—	1,603,031
Fair value of replacement awards	—	—	—	—	55,275	—	—	55,275
Equity component of 2025 Notes, net of issuance costs and taxes	—	—	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,656	—	26,981	—	—	26,981
Issuance of common stock under the employee stock purchase plan	—	—	446	—	8,864	—	—	8,864
Stock-based compensation	—	—	—	—	68,754	—	—	68,754
Other comprehensive loss	—	—	—	—	—	(2,520)	—	(2,520)
Net loss	—	—	—	—	—	—	(98,720)	(98,720)
Balance at June 30, 2021	—	—	94,504	2	2,777,155	(100)	(247,467)	2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	—	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for the acquisition, net of issuance costs	—	—	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	3,283	—	34,024	—	—	34,024
Issuance of common stock under the employee stock purchase plan	—	—	82	—	12,849	—	—	12,849
Purchase of capped calls	—	—	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	—	—	201,573	—	—	201,573
Other comprehensive loss	—	—	—	—	—	(10,117)	—	(10,117)
Net loss	—	—	—	—	—	—	(326,361)	(326,361)
Balance at June 30, 2022	—	$—	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
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
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill

Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following as of the dates presented (in thousands):

	June 30,
	2022	2021
Balance, beginning	$1,772,043	$—
Addition related to acquisition during the period	585,448	1,772,043
Measurement period adjustments	(2,876)	—
Adoption of ASU 2021-08	8,278	—
Balance, ending	$2,362,893	$1,772,043

Intangible Assets
Intangible assets consisted of the following as of the dates presented (amounts in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(26,556)	$232,713	9.0
Developed technology	206,908	(38,909)	167,999	4.7
Trade name	48,042	(16,171)	31,871	2.0
Total	$514,219	$(81,636)	$432,583	6.8

	Jun 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$198,000	$(2,062)	$195,938	9.9
Developed technology	191,000	(2,653)	188,347	5.9
Trade name	34,000	(944)	33,056	2.9
Total	$423,000	$(5,659)	$417,341	7.5
Amortization of finite-lived intangible assets was as follows during the years ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Cost of revenue	$36,256	$2,653
Sales and marketing	39,721	3,006
Total	$75,977	$5,659

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

As of June 30, 2022 and 2021, the Notes consisted of the following (in thousands):

	June 30, 2022		June 30, 2021
	2027 Notes	2025 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$1,150,000
Less: unamortized debt discount and issuance costs	$(12,873)	$(14,142)	$(240,153)
Net carrying amount	$562,127	$1,135,858	$909,847

Amount allocated to equity component, net of issuance costs and tax	$—	$—	$245,066

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

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Invoice2go. Invoice2go accounted for approximately 5% of total assets as of June 30, 2022 and 5% of revenues and 6% of net loss for the fiscal year ended on June 30, 2022.
Notwithstanding this material weakness, management has concluded that the consolidated financial statements as originally filed in the Original Form 10-K, and as included in this Amendment, present fairly, in all material respects, our financial position as of June 30, 2022 and 2021, and the results of operations and cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of its CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Invoice2go. Invoice2go accounted for approximately 5% of total assets as of June 30, 2022 and 5% of revenues and 6% of net loss for the fiscal year ended on June 30, 2022. As of June 30, 2022, our management has identified a material weakness related to certain information systems and applications within the quote-to-cash process as of June 30, 2022 because insufficient testing, documentation, and evidence had been retained to conclude on the effectiveness of internal controls. As a result, our CEO and CFO have concluded that our internal control over financial reporting was not effective as of June 30, 2022.
The material weakness did not result in any misstatement of our consolidated financial statements for the year ended June 30, 2022 included in our Original Form 10-K, and accordingly, we have concluded that the consolidated financial statements and other financial information included in our Original Form 10-K present fairly in all material respects the Company’s financial position, results of operations, and cash flows.
The effectiveness of the internal control over financial reporting as of June 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their revised report, which appears in Part II, Item 8 of this Amendment.
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

Changes in internal control over financial reporting
Other than the material weakness described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
(3)    Exhibits
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.

EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
______________________________
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 25, 2023	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 25, 2023	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)

May 25, 2023	By:	/s/ Germaine Cota
(Date)		Germaine Cota
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)