Form 10-Q/A
period 2022-12-31
BILL Holdings, Inc.
filed 2023-05-26
CIK 1786352

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the Original Form 10-Q), originally filed by BILL Holdings, Inc. (formerly, Bill.com Holdings, Inc.) (BILL, the Company, we, us or our) with the Securities and Exchange Commission (the SEC) on February 3, 2023. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Quarterly Report on Form 10-Q, this Form 10-Q, this Quarterly Report and similar names refer to the Original Form 10-Q, as amended by this Amendment.
Subsequent to the filing of the Original Form 10-Q, Ernst & Young LLP (EY), our external auditor, conducted a routine internal audit quality review of its integrated audit of our consolidated financial statements for the fiscal year ended June 30, 2022 and determined that additional evidence of our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process was required. Management and EY determined that previously unidentified deficiencies existed in our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process as of June 30, 2022 because insufficient testing, documentation, and evidence had been retained to conclude on the effectiveness of internal controls. Solely as a result of these deficiencies, on May 15, 2023, the Company concluded that it had a material weakness in internal controls over financial reporting as of June 30, 2022, which had not been remediated as of December 31, 2022.
The material weakness did not result in any misstatement of our condensed consolidated financial statements for the quarter ended December 31, 2022 included in our Original Form 10-Q, and accordingly, we have concluded that the condensed consolidated financial statements and other financial information included in our Original Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Furthermore, we have determined that given the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2022.
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

BILL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in internal control over financial reporting identified as of June 30, 2022 that had not been remediated as of December 31, 2022.
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
Changes in internal control over financial reporting
Other than the material weakness described above there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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