Form 10-Q/A
period 2022-12-31
BILL Holdings, Inc.
filed 2023-08-24
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the “Original Form 10-Q”), originally filed by BILL Holdings, Inc. (formerly, Bill.com Holdings, Inc.) (the “Company,” “we,” “us” or “our”) with the Securities and Exchange Commission (the “SEC”) on February 3, 2023, as amended by Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”), filed with the SEC on May 26, 2023. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Quarterly Report on Form 10-Q, this Form 10-Q, this Quarterly Report and similar names refer to the Original Form 10-Q, as amended by Amendment No.1 and this Amendment No.2.

This Amendment No.2 is being filed to amend Part II, Item 5—Other Information to disclose the execution of a consulting agreement (the “Consulting Agreement”) and a related letter agreement (the “Letter Agreement”) between the Company and Bora Chung, the Company’s former Chief Experience Officer, on October 31, 2022.

Part II, Item 6—Exhibits also has been amended to include the Consulting Agreement, the Letter Agreement and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The Consulting Agreement and the Letter Agreement are attached to this Amendment No. 2 as Exhibits 10.1 and 10.2 and the certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
This Amendment No.2 is limited in scope to the portions of this Amendment set forth above, and does not modify, amend, or update in any way the any other items or disclosures contained in the Original Form 10-Q, as amended by Amendment No.1, including the condensed consolidated financial statements set forth in the Original Form 10-Q.
This Amendment No.2 has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-Q, except as noted above, and should be read in conjunction with the Original Form 10-Q, as amended by Amendment No. 1, and our other filings with the SEC.

BILL HOLDINGS, INC.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Bora Chung Consulting Agreement
On August 18, 2022, the Company filed a Current Report on Form 8-K announcing the retirement of Bora Chung, its Chief Experience Officer. In connection therewith, on October 31, 2022, the Company and Ms. Chung entered into a Consulting Agreement pursuant to which Ms. Chung will serve as a consultant to the Company from October 31, 2022 until June 30, 2023 (the “Term") and a related Letter Agreement, which among other things, provides for a customary release of claims in favor of the Company.
The Consulting Agreement provides that (i) Ms. Chung’s equity awards, including her restricted stock units and options to purchase shares of the Company’s common stock, will continue to vest through the Term so long as Ms. Chung remains a consultant to the Company under the Consulting Agreement and (ii) the Company may also agree to pay Ms. Chung compensation in the form of cash consideration for specified services performed under the Consulting Agreement from time to time during the Term. Ms. Chung is not eligible to receive annual bonuses or long-term incentive equity grants from the Company.
The Company may terminate the Consulting Agreement (i) immediately if Ms. Chung commences an operational or executive role with any for-profit technology or financial services company or assumes any other role which may conflict with her advisory role with the Company, as determined by the CEO of the Company in their sole discretion or (ii) upon prior written notice to Ms. Chung at any time. Ms. Chung or the Company may also terminate the Consulting Agreement if the other party breaches any material term of the Consulting Agreement and fails to cure such breach within 10 days following written notice thereof. Upon a termination of the Consulting Agreement for any reason, any unvested portion of Ms. Chung’s equity awards will terminate, and any vested portion of such awards will be subject to the treatments on termination as described in the applicable award agreements governing such awards.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.1†	Consulting Agreement by and between the Registrant and Bora Chung.					X

10.2†	Letter Agreement by and between the Registrant and Bora Chung.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†    Indicates management contract or compensatory plan.
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 2 and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 24, 2023	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

August 24, 2023	By:	/s/ John Rettig
(Date)		John Rettig
Chief Financial Officer and Executive Vice President, Finance and Operations
(Principal Financial Officer)

3