Form 10-K
period 2023-06-30
BILL Holdings, Inc.
filed 2023-08-29
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2022, was approximately $11.1 billion.
The number of shares of Registrant’s common stock outstanding as of August 22, 2023 was 106,605,605.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2023, 2022, and 2021 are referred to herein as fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and maintain, future profitability;
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
•economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, supply chain shortages, instability in the U.S. and global banking systems, and the ongoing impact of the COVID-19 pandemic, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
In this Annual Report on Form 10-K, the words "we," "us," and "our" refer to BILL Holdings, Inc. (formerly, Bill.com Holdings, Inc.) (BILL), together with its wholly owned subsidiaries, including Bill.com, LLC (BILL standalone), DivvyPay, LLC (Divvy), and Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go), unless the context requires otherwise.

PART I
Item 1. BUSINESS
Overview
Our mission is to make it simple to connect and do business.
We are a leader in financial automation software for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Hundreds of thousands of businesses rely on BILL to more efficiently control their payables, receivables, and spend and expense management. Our network connects millions of members so they can pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
BILL's purpose-built, artificial intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses use our platform to generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting systems, foster collaboration, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Divvy, a BILL company, provides a solution for businesses to have smart corporate cards, build budgets, manage payments, and eliminate the need for manual expense reports.
As of June 30, 2023, more than 460,000 businesses used our solutions and processed $266 billion in Total Payment Volume (TPV) during fiscal 2023. As of June 30, 2023, approximately 5.8 million network members have paid or received funds electronically using our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for definitions and a detailed discussion of our key business metrics.
Our Solution
Our platform automates the SMB back office and enables businesses using our solutions to pay their suppliers and collect payments from their clients, in effect acting as a system of control for their accounts payable, accounts receivable, and spend and expense management activities. As a result, our platform frees businesses using our solutions from cumbersome legacy financial processes and provides the following key benefits:
•Automated and Efficient. Our AI-enabled platform helps businesses using our solutions pay their bills efficiently and get paid faster. We provide tools that streamline the transaction lifecycle by automating data capture and entry, routing bills for approval, and detecting duplicate invoices.
•Integrated and Accurate. We provide an end-to-end platform that connects businesses using our solutions to their suppliers and clients. Our platform integrates with accounting software, banks, card issuers, and payment processors, enabling businesses using our solutions to access all of these mission-critical partners easily. Because we provide a comprehensive view, customers can more easily find inconsistencies and inaccuracies, and fix them quickly.
•Digital and Secure. We enable secure connections and storage of sensitive supplier and client information and documents, such as invoices and contracts, and make them accessible to authorized users on any device, from anywhere.
•Visible and Transparent. With our solutions, customers can easily view their transaction workflows, create budgets, and manage spend, enabling them to gain deeper insight into their financial operations, and manage their cash flows.

What Sets Us Apart
•Purpose-Built for SMBs. Our platform provides SMBs with core functionality and value-added services generally reserved for larger companies. Through our cloud-based desktop and mobile applications, SMBs can connect and do business from anywhere, any time. Our platform offers a variety of payment solutions which enhances the experience for both buyers and suppliers in a transaction.
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
•Large Data Asset. We have a large data asset as a result of processing millions of documents and billions of dollars in business payments annually for businesses using our solutions. By leveraging our machine learning capabilities, we generate insights from this data that drive product innovation.
•Proprietary Risk Management Expertise. Leveraging our data, our proprietary risk engine has trained upon millions of business-to-business ACH, check, card, and wire transactions, enabling us to keep businesses using our solutions’ funds secure.
•Experienced Management Team and Vibrant Culture. Our management team has deep experience with SMBs, software-as-a-service companies, AI, accounting firms, and financial institutions. We have built a unique culture that resonates with employees, as evidenced by our highly competitive, low attrition rates.
Our Platform
Our purpose-built platform leverages the fact that we can see both sides of a transaction and can easily connect both transaction parties and promote the rapid exchange of information and funds, with strong network effects and greater monetization opportunities as more customers adopt our platform. Our platform also expands the ability of businesses using our solutions to budget for, monitor, and approve employee expenses across organizations of all sizes, all in real-time.
Accounts Payable Automation
Our accounts payable automation service streamlines the entire payables process, from the receipt of a bill, through the approvals workflow, to the payment and synchronization with the accounting system. Here are some highlights of our service:
•Visibility at a glance – Through our platform, businesses using our solutions gain a comprehensive view of their cash inflows and outflows.
•Document management – BILL automatically assigns a dedicated email address to each customer to provide to its suppliers. Suppliers use that email address to send invoices to the customer’s dedicated BILL inbox. Alternatively, scanned invoices can be uploaded directly through our application. Once uploaded, we store the bills securely, linking them to the associated supplier. With a single click, customers can use our search feature to scan documents quickly and resolve open questions. Our document management capabilities help businesses using our solutions make payment decisions, answer supplier questions, and provide support to accountants and auditors.
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

•Digital workflows and approvals – Our platform speeds approval processes through policy-driven workflows. Much of this activity takes place while people are on-the-go: one of the top three uses of our mobile app is bill approvals. Our platform proactively suggests payment dates based upon a bill’s due date, helping customers avoid late payment penalty fees. Businesses using our solutions assign each user a role: administrator, payor, approver, clerk, or accountant. Each role has its own entitlements to ensure appropriate checks and balances in the back office.
•Collaboration and engagement – Our platform promotes collaboration. Our in-app messaging capabilities make communications between businesses using our solutions and their employees, vendors, and clients, easy. For example, BILL allows administrators and payors to remind approvers to act, or delegate payment authority when a key employee is unavailable. Our platform creates a clear audit trail that becomes invaluable in the event of an audit, or for tax compliance.
Accounts Receivable Automation
Our accounts receivable service automates the entire process, from the creation of an invoice and delivery to the client, to funds collection and synchronization back to the accounting system. Here are some highlights of our service:
•Easy invoicing – Using a simple template, customers can easily create electronic invoices on our platform and insert their own logos to customize them. If required, our platform also enables the printing and mailing of paper invoices. Many accounts receivable customers take advantage of our recurring invoice feature.
•Digital workflows and visibility – Our platform automates and simplifies electronic invoice creation, delivery, and collection of funds. Using our progress bar, customers have complete visibility into the accounts receivable process. When both trading partners are in the network, businesses using our solutions can see when their invoices are delivered, opened, authorized to be paid, and when payment was received. Invoices and supporting documents like contracts are readily accessible and notes can be entered for future reference.
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
Spend and Expense Management
With Divvy, spending businesses gain robust spend and expense management tools, helping them spend smarter. Our spend and expense management product provides businesses full visibility into their spend, by giving businesses the ability to issue any employee their own Divvy card. Every card provides access to charge card lines originated through our card issuing partner banks (Issuing Banks) and is linked to proactive spend controls: managers control their budgets by team through the assignment of individual permissions. Employees can request funds from their phones, and budget owners or admins can approve or deny spend requests on-the-go from a push notification to their phone. Spending businesses can leverage a single, centralized budget or opt for a more sophisticated scenario, where budgets are established by department, team, or project. Rather than building a business budgeting strategy using outdated numbers in a static spreadsheet, our budgeting software syncs automatically with the employee's Mastercard or Visa cards, while also facilitating reimbursements and vendor spend. With Divvy’s intuitive web and mobile applications, budget owners can drill down into spending by department, team, project, or individual. Whether on-the-go or in the office, an SMB can view up-to-date spend against budgets, so they always know where they stand.
We market Divvy cards to potential spending businesses and issue business-purpose charge cards through our partnerships with Issuing Banks. When a business applies for a Divvy card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a Divvy card pursuant to our credit policies. Once approved for a Divvy card, the spending business is provided a credit limit and can use the Divvy software to request virtual cards or physical cards.
Payment Services
Our suite of comprehensive payment services includes:
•ACH payments – We enable ACH transactions for both disbursements and collections. Our network makes it simple to make the switch from paper checks.
•Card payments – Through a third party, we offer businesses using our accounts receivable solutions the convenience of accepting credit and debit card payments. In addition, we enable virtual card payments to vendors of businesses using our account payable solutions and who have elected to accept card payments. Virtual cards support faster payments to suppliers, which includes the data needed to easily match incoming payments with open receivables. Through card issuing partners, Divvy provides both physical and virtual Mastercard and Visa cards to companies that enroll in its business spend and expense management program.
•Real-time payments (RTP) – Through The Clearing House’s RTP® network, a real-time payments platform, we offer an instant transfer service to allow businesses using our solutions to disburse funds rapidly to meet urgent funding needs. We also facilitate near real-time payments to customers’ debit cards via a service offered with a partner.
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
•Pay By Card – Our Pay By Card feature allows businesses using our solutions to make payments using a credit or debit card, even if the vendor or contractor does not accept card payments. We process the payment with the business' credit or debit card provider, then we pay the vendor or contractor via ACH ePayment or check depending on the business' preference.
•Invoice financing – We, through a partnership with a third party, enable businesses easier access to cash by allowing them to finance outstanding invoices. For a small origination fee, businesses using our solutions can receive cash immediately instead of waiting for their invoices to be paid.
Value-Added Services
•Two-way sync with leading accounting systems – Our platform automatically synchronizes customers, suppliers, general ledger accounts, and transactions with an SMB’s accounting system to automate reconciliation. We are integrated with several of the most popular business accounting software applications, including QuickBooks, Oracle NetSuite, Sage Intacct, Xero, and Microsoft Dynamics 365 Business Central. Our two-way synchronization capabilities virtually eliminate double data-entry, as our platform and the customer’s accounting software continuously keep each other updated. Customers who use other types of systems use our advanced file import/export capabilities to minimize data entry activities.
•Purchase order (PO) matching – We sync POs directly from accounting software systems, including Oracle NetSuite and Sage Intacct, and QuickBooks Desktop into our platform. Users can compare POs and invoices on one screen, then route bills for approval and payment seamlessly in the same workflow. This eliminates the need to switch between systems for two-way matching and reduces the back-and-forth communication between PO creators and accounts payable managers.

•Frequent status updates – We provide timely status updates of financial inflows and outflows by providing status updates of all transactions on a regular basis. Through our workflow progress bars on each page, businesses using our solutions can see who has approved an invoice and what approvals remain, the status of each payment, and the date transactions are expected to clear.
•Treasury services – Our platform integrates advanced treasury services tools that are normally either not offered to or are costly for SMBs. Examples include:
◦the positive pay feature we employ to ensure only authorized payment transactions are processed;
◦a streamlined void and reissue function when an in-process payment needs to be cancelled; and
◦the cleared check images we make available to enable businesses using our solutions to confirm payment receipt and facilitate research.
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
•Document discovery – With our advanced document management capabilities, a customer can easily search for an uploaded document and search its data elements, regardless of how old it is, or how long it has been in our system. Businesses using our solutions utilize this feature when deciding whether to pay a given bill or re-issue an invoice, or in determining who authorized a certain payment.
•Integrated, robust mobile functionality – Our mobile-native apps, available in both iOS and Android, are easy to adopt and use. Through our apps, businesses using our solutions can manage their transaction workflows, send an invoice, make payments on-the-go, and manage spend.
Partner Integrations
Accounting firms use our platform to provide financial automation, bill payment, and client advisory services, or “CAS,” to their clients. Our platform empowers accountants with a purpose-built console to collaborate with their staff and clients across multiple workflows enabling them to be more strategic and serve more clients.
We provide our financial institution partners a technology platform that enables a white-label integration with their existing business banking services. We deliver single sign-on, multi-factor authentication, integrated provisioning, and entitlement of new accounts, as well as integration with required compliance systems. Transactions are synchronized automatically between the financial institution’s platform and ours, keeping the customer’s view current and consistent.
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

Our Unique Data Asset
BILL's total payment volume and number of documents processed for businesses using our solutions provides us with a unique data asset. This asset has allowed us to build powerful AI capabilities. The data provides a view into customer transactions and operational status of various payment processes, which enables us not only to effectively manage risk exposure but also to provide businesses using our solutions with enhanced tools, such as automatically populating drafts of bills, to save time and simplify their operations. Our system continues to learn with each payment made and document processed. This virtuous cycle of learning powers a network effect that facilitates customer satisfaction, offers intelligent insights, improves trust and safety, and fuels further growth.
Our Network
Through our AI-enabled platform, businesses using our solutions can easily connect with existing network members. The benefit of being in the network is simple: customers connect with others to pay and be paid electronically, freeing them from the need to solicit or share bank account and routing numbers with each trading partner individually. The process of adding bank account details to our platform is easy and secure. For example, when a supplier of an accounts payable customer receives an invitation to join our network, the supplier can accept and securely share its bank account details once with BILL. From that point onward, all payments to that supplier will be electronic.
Once in the network, other BILL customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses has allowed us to build a robust and growing business-to-business payments directory, which includes approximately 5.8 million network members as of June 30, 2023. We define network members as our BILL standalone customers plus their suppliers and clients, who have paid or received funds electronically via our platform. These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem.
Payment and Risk Management Services
Our payments engine powers our payment services. Through dedicated connections with banks and payment processors, we issue checks, initiate card-based transactions, originate ACH-based payments, including real-time payments, through our instant transfer feature, and execute wire transfers. Our payments engine handles all aspects of payment file transfers, exception file handling, and required payment status reporting. We have redundancy across our core payment methods such that if there is an outage with one payment processor, we can direct payments to an alternative provider.
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
This risk management process gets progressively more insightful as our data set gets larger and our AI-enabled risk engine gets smarter. This is an advantage that we expect to continue to grow over time. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our

TPV, fraud and credit loss rates for our BILL standalone payment services were nominal, less than 0.01% for each of fiscal 2023, 2022, and 2021. As a percentage of total card payment volume transacted by spending businesses that use Divvy cards, fraud and credit loss rate was approximately 0.28% for fiscal 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a detailed discussion of our key business metrics.
Security, Privacy, and Data Protection
Trust is important for our relationship with customers and partners, and we take significant measures designed to protect their privacy and the data that they provide to us. Keeping our customers’ data safe and secure is a high priority. Our approach to security includes data governance as well as ongoing testing for potential security issues.
We have robust access controls in our production environment with access to data strictly assigned, monitored, and audited. To ensure our controls remain up-to-date, we undergo continuous external testing for vulnerabilities within our software architecture. These efforts have enabled us to certify our platform to SOC1 Type II, SOC2 Type II, and SOC3 standards. Our security program is aligned to the NIST-800-53 standards and is regularly audited and assessed by third parties as well as our partners, including some of the largest banks in the world.
The focus of our program is working to prevent unauthorized access to the data of our customers and network members. To this end, our team of security practitioners work to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve.
These steps include close attention to network security, classifying and inventorying data, limiting and authorizing access controls, and multi-factor authentication for access to systems. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructures.
We take steps to help ensure that our security measures are maintained by the third-party suppliers we use, including conducting annual security reviews and audits.
Competition
Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises, to providers of point solutions that focus exclusively on one of the many aspects of our business: document management, workflow management, accounts payable solutions, spend and expense management, card issuance, or accounts receivable solutions; to companies that offer industry-specific payment solutions.
We differentiate ourselves from our competitors by offering a portfolio of financial back-office solutions that handle all of these core cash flow activities end-to-end. Our extensive investment in building a fully-integrated two-way sync with popular accounting software providers is well-regarded in the industry. With respect to the domestic payments that comprise the bulk of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine. We manage the associated financial risk of processing billions in total payment volume through our proprietary risk models and rules.
We believe that the key competitive factors in our market include:
•Product features, quality, and functionality;
•Data asset size and ability to leverage AI;
•Ease of deployment;
•Ease of integration with leading accounting and banking technology infrastructures;
•Ability to automate processes;
•Cloud-based delivery architecture;
•Advanced security and control features;

•Regulatory compliance leadership, as evidenced by our money transmitter licenses in all required U.S. jurisdictions and in Canada;
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
As part of our marketing efforts for our spend and expense management solution, we offer a card rewards program to drive card adoption, incent card usage, and drive card loyalty with spending businesses. Under the card rewards program, spending businesses can earn rewards based on transaction volume on the cards issued to them and can redeem those rewards mainly for statement credits or cash, travel, and gift cards.
Customer Success
SMBs have unique needs and customer support contact expectations. With more than a decade of experience supporting our product, our customer success team has a deep understanding of their needs and has developed our support model accordingly. We recognize and understand deep customer spending and behavior patterns because we see the aggregate – millions of transactions per month. We use what we learn to continuously improve the platform and the customer experience. We provide onboarding implementation support, as well as ongoing support and training. We periodically contact businesses using our solutions to discuss their utilization of our platform, highlight additional features that may interest them, and identify any additional tools that may be needed.
Regulatory Environment
We operate in a rapidly-evolving regulatory environment.

Payments and Banking Regulation
In order to conduct the payment services we offer, we are required to be licensed to offer money transmission services in most U.S. states. We have procured and maintain money transmitter licenses that are required in 50 U.S. jurisdictions and actively work to comply with new license requirements as they arise. We are also registered as a Money Services Business with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (FinCEN). These licenses and registrations subject us, among other things, to anti-money laundering and anti-terrorist financing requirements, the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) sanctions obligations, record-keeping requirements, reporting requirements, bonding requirements, minimum capital requirements, limitations on the investment of customer funds, and regulatory examinations by state and federal regulatory agencies.
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
We maintain loan origination, brokering, and servicing licenses through our subsidiaries in a number of U.S. states and actively work to comply with new license requirements as they arise.
Our services utilize ACH transfers and require compliance with National Automated Clearing House Association rules. We are required to comply with Regulation E, the Electronic Funds Transfer Act, which regulates certain funds transfers.
We are procuring state lending, brokering, and servicing licenses to support lending products. We also partner with a FDIC and State of Utah regulated bank to offer lending products originated by such bank and may originate loans using our own licenses in the future. The lending products and services subject us to state and federal lending regulations including, but not limited to Fair Lending, state specific lending disclosures, and Unfair, Deceptive, or Abusive Acts and Practices and Unfair or Deceptive Acts or Practices requirements.
Anti-money Laundering, Counter-terrorist Financing, and Sanctions.
As a Money Services Business and a licensed money transmitter we are subject to U.S. anti-money laundering (AML) laws and regulations, including under the Bank Secrecy Act, as amended (BSA), and similar U.S. state laws and regulations, and as a Foreign Money Service Business (MSB) in Canada we are subject to various AML laws and regulations in Canada. In addition, we are required to comply with U.S. economic and trade sanctions administered by OFAC, as well as similar requirements in other jurisdictions, including, among others, the Canadian Proceeds of Crime and Terrorist Financing Act and the Australian Sanctions Regime. We have implemented an AML and sanctions compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Where we rely on partners for payment services, our partners have implemented AML and sanctions compliance programs. These compliance programs include policies, procedures, reporting protocols, systems, training, testing, independent audits, and internal controls designed to address these legal and regulatory requirements and to assist in managing the risks associated with money laundering. Our United States (U.S.) compliance program includes the designation of a BSA compliance officer to oversee the program. These programs are also designed to manage terrorist financing risks and to comply with sanctions requirements to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, including those on designated lists promulgated by OFAC and relevant foreign authorities.
Data Protection and Information Security
We receive, store, process, and use a wide variety of personal, business, and financial information from prospective customers, existing customers, their vendors, and other users on our platform, as well as personal information about our employees and service providers. Our handling of this data is subject to a variety of laws and regulations. In the U.S. we are subject to privacy and information safeguarding requirements under the Graham Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act and the California Privacy Rights Act. Additionally, the U.S. Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. We are also subject to foreign laws and regulations governing the handling of personal data, including the European Union's General Data Protection Regulation (GDPR), the United Kingdom's GDPR, Australian and Canadian privacy laws, and the privacy laws of other foreign jurisdictions.
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
Anti-corruption
We are subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other anti-corruption laws in the foreign jurisdictions in which we operate, including, among others, Australia's anti-bribery laws, the Canadian Criminal Code, and the Canadian Corruption of Foreign Public Officials Act. Anti-corruption laws generally prohibit offering, promising, giving, accepting, or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.
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
Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of privacy and data use, under the section titled “Risk Factors—Risks Related to our Business and Industry.”
Environmental, Corporate Governance, and Social (ESG) Oversight and Initiatives
ESG Management
We are committed to helping build a more sustainable future for businesses using our solutions, as well as for their communities, and stakeholders. We take this commitment seriously and will continue to provide transparent disclosures on the progress of this work through both our internal and external communications. Our executive leadership team sponsors and funds our ESG programs, with our board of directors exercising ultimate oversight. Guided by best practices, feedback we receive from our stockholders, and third-party frameworks such as the Sustainability Accounting Standards Board Software & IT Services standards, we are focused on the initiatives described below.

Our Culture and Employees
Our culture enables us to attract and retain exceptional talent. We center our culture around five values which are core to who we are, guide how we operate, define how we treat each other, and help make our teams strong, cohesive units:
•Humble – No ego;
•Authentic – We are who we are;
•Passionate – Love what you do;
•Accountable – To each other and our network; and
•Fun – Celebrate the moments.
As of June 30, 2023, we had a total of 2,521 employees working across three offices in the U.S.: San Jose, CA, Houston, TX, and Draper, UT; one office in Sydney, Australia; and others working remotely. We also employ individuals on a temporary basis and use the services of contractors as necessary. None of our employees are represented by a labor union in connection with their employment.

We know our success is tied to recruiting, developing, and retaining our employees. Our Chief People Officer is responsible for creating and implementing our initiatives around our employees and our board of directors has ultimate oversight and receives updates on these initiatives periodically.

We leverage data and analytics to align the recruiting function to business growth and revenue drivers. We are committed to providing a fair and equitable compensation and benefits program that supports our diverse workforce. BILL offers market-competitive base salaries, semi-annual bonuses, and sales incentives. The majority of our employees are awarded equity at the time of hire and through annual equity refresh grants. We also offer an employee stock purchase plan to foster a strong sense of ownership and engage our employees in our long-term success. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package, including medical, dental, and vision insurance, family planning support and fertility treatments, and life and income protection plans. In addition, we provide generous paid time-off policies, access to free mental health services, and offer a tax-qualified 401(k) retirement plan. Through the self-directed brokerage features of the plan, participants in the 401(k) plan can choose to invest their contributions in funds focused on their particular goals and preferences, including having options of funds that are focused on their particular goals and preferences, such as ESG matters.

We develop our leaders and high-potential employees through intensive, cohort-based, key talent programs. We offer training for new people managers. To facilitate ongoing learning and development, we provide employees with an online curriculum of study, linked to business needs, leveraging a third-party platform. The curriculum includes coursework in inclusion, change management, and decision-making. All employees are eligible and participate in developmental reviews with their managers. We conduct performance review cycles twice a year.

To keep a pulse on engagement, we survey our employees semi-annually. Employees respond anonymously, and we take action on the areas flagged for improvement, reporting back to the employee base on progress against stated improvement goals. We closely monitor employee turnover, conducting exit interviews and surveys to alert us to any issues, as well as to make improvements to the employee experience.
Diversity, Equity, and Inclusion

Through an equitable approach to hiring, compensation, and career growth, we have built a company that fosters inclusivity, authenticity, and action. We seek to embed a sense of inclusion and social responsibility into our culture and how we serve the businesses using our solutions. Our Vice President of Diversity, Equity and Inclusion (DEI) is building a strategy that helps us accelerate our progress across four key pillars:

•cultivating a respectful and accessible workplace where every employee feels they belong;
•increasing diverse representation at all levels and functions of the company;
•supporting our diverse customers’ needs through our products and services; and
•engaging with our communities to promote more equitable outcomes.

One of the ways we strengthen our workplace culture of DEI is by supporting employee resource groups (ERGs). ERGs are self-organized communities that bring employees together to raise awareness and belonging for under-represented groups. Through a grassroots effort, BILL employees have established seven ERGs focused upon the following dimensions of identity: women, Latinx, Black, LGBTQIA+, disabilities and mental health, veterans, and Pan Asian and Pacific Islanders. These ERGs have established strong employee mentorship programs to support the career development of their members.

We also offer employees learning opportunities to increase awareness of DEI issues. Unconscious bias training is available through our e-learning platform, we regularly host speakers from diverse backgrounds to share their lived experiences, and our ERGs host safe-space discussions on issues important to their members.

We partner with organizations like Codepath.org and ColorStack to support Black, Latinx, and Indigenous students interested in technical careers. Through Codepath’s Internship Connection Program, we have placed underrepresented students majoring in computer science into technical internships at BILL. Last year, we also sponsored the Tejano Tech Summit, which brought together Latinx founders, investors, and professionals working in tech to advance their community. Our talent acquisition team also developed our ERG Ambassador Program, which gives candidates an opportunity to connect with an ERG member to learn more about BILL’s culture and our focus on DEI. We are hopeful that through programs and partnerships like these, we can both help local communities and build a solid pipeline of future employees for our company.

As part of our focus on community outreach, one of our BILL ERGs built a new program to reach underprivileged, low-income students in the Bay Area. Recruiting middle-school and high-school students locally, the program’s goal is to prepare these young students for academic success, college acceptance, and early career growth by providing internships, mentorships, and coding camps. Along with the African Diaspora Network, BILL founded the African Diaspora Network's Accelerating Black Leadership and Entrepreneurship (ABLE) program, an enterprise accelerator program. The program is designed to strengthen, energize, and support startups and small businesses led by Black entrepreneurs in the U.S. In the last two years, 28 entrepreneurs with impact-oriented solutions at the local and national level across multiple sectors graduated from ABLE.
Environmental Matters

Our San Jose headquarters building is LEED Gold and Energy Star certified, our Houston building is LEED-certified GOLD, and our Sydney building features a green roof and an organic waste farm, and was awarded a ‘Green Star’ rating of six (the highest rating available). In San Jose, we also offer employees free electric vehicle charging stations. Further, we embrace a hybrid work model at each of our office locations, permitting employees to work remotely several days a week, in addition to having a significant number of fully-remote employees who collaborate via videoconference and periodic offsite retreats. This flexible model allows us to minimize employee commute times, thereby reducing congestion, the consumption of energy, and pollution.
Intellectual Property
We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.
As of June 30, 2023, in the U.S., we had 20 issued patents that expire between 2028 and 2040, and seven pending patent applications, two of which have been allowed as of the date of this Annual Report on Form 10-K, along with five pending international patent applications. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of June 30, 2023, in the U.S. we had two trademark registrations covering the “Bill.com” logo and three trademark registrations for DIVVY or the Divvy logo, along with registrations for Divvy slogans. We also own a U.S. trademark registration for the name Invoice2Go and the Invoice2Go logo. We own a pending application for BILL.COM plus design in Canada, along with a registration in Canada for the Invoice2Go logo. We own one registration in Australia for the Invoice2Go logo, along with additional registrations internationally for the mark INVOICE2GO or the Invoice2Go logo. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective. We also own several domain names, including www.bill.com, www.getdivvy.com, and www.invoice2go.com.
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
Available Information
Our internet address is www.bill.com. We make available free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).
We have used, and intend to continue to use, our website, investor relations website (accessible via our website), and social media accounts, including our Twitter/X feed (@billcom), our LinkedIn page and our Facebook page , as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. Additional risks beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
Summary of Risk Factors
Consistent with the foregoing, we are exposed to a variety of risks, including the following:
•We have a history of operating losses and may not achieve or sustain profitability in the future;
•Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively;
•A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, and volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results;
•If we are unable to attract new customers or convert trial customers into paying customers or if our efforts to promote our charge card usage through marketing, promotion, and spending business rewards are unsuccessful, our revenue growth and operating results will be adversely affected;
•If we are unable to retain our current customers, increase customer adoption of our products, sell additional services to our customers, or develop and launch new payment products, our business and growth will be adversely affected;
•Our Divvy card offering exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their Divvy cards. Certain of our other current and future product offerings may also subject us to credit risk;
•Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses, or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business;
•The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed;
•We transfer large sums of customer funds daily, and are subject to numerous associated risks which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results;
•Our business depends, in part, on our relationships with accounting firms;
•Our business depends, in part, on our business relationships with financial institutions;
•We are subject to numerous risks related to partner banks and financing arrangements with respect to our spend and expense management solution;
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
•We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes; and
•The market for our common stock has been, and will likely continue to be, volatile and the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.
Risks Related to Our Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net losses of $223.7 million, $326.4 million, and $98.7 million for fiscal 2023, 2022, and 2021, respectively. Our net loss for fiscal 2022 includes the results of operations of Invoice2go from the date of acquisition on September 1, 2022 and of Divvy for the full fiscal year. Our net loss for fiscal 2021 includes the results of operations of Divvy from the date of acquisition on June 1, 2021. As of June 30, 2023, we had an accumulated deficit of $856.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion, and to continue hiring across all functions to accomplish these objectives. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our Divvy charge cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $1.1 billion, $642.0 million, and $238.3 million during fiscal 2023, 2022, and 2021, respectively. Our TPV was $266.0 billion, $228.1 billion, and $140.7 billion during fiscal 2023, 2022, and 2021, respectively. Our revenue and TPV for fiscal 2022 includes Invoice2go from the date of acquisition on September 1, 2021 and Divvy charge cards for the full fiscal year. Our revenue and TPV for fiscal 2021 includes Divvy charge cards from the date of acquisition on June 1, 2021. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our platform effectively to attract new customers and increase sales to our existing customers;
•expand the functionality and scope of the products we offer on our platform;
•maintain or improve the rates at which customers subscribe to and continue to use our platform;
•maintain and expand payment volume;
•generate interest income on customer funds that we hold in trust;

•provide our customers with high-quality customer support that meets their needs;
•introduce our products to new markets outside of the U.S.;
•serve SMBs across a wide cross-section of industries;
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, supply chain shortages and instability in the U.S. and global banking systems on our business and operations;
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
In addition, we expect to continue to expend substantial financial and other resources on:
•sales, marketing, and customer success, including an expansion of our sales organization and new customer success initiatives;
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•product development, including investments in our product development team and the development of new products and new functionality for our AI-enabled platform;
•acquisitions or strategic investments;
•international expansion; and
•regulatory compliance and risk management.
These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing volume of payments, our business, financial condition, and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term.
A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, and volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results.
Our overall performance depends in part on U.S. and international macroeconomic conditions. The U.S. and other key international economies have experienced and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as the war in Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
Further, a significant portion of our revenue comes from SMBs. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, instability in the U.S. and global banking systems, supply chain shortages, increased fuel prices, any ongoing effects of the COVID-19 pandemic, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. If any of these conditions occur, SMBs may be disproportionately impacted and, as a result, the overall demand for our products and services could be materially and adversely affected.
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
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as high inflation, high interest rate and recessionary environments, and instability in the U.S. and global banking systems, as well as economic conditions specifically affecting SMBs or the industries in which our customers participate;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions, as a result of general economic factors or factors specific to their businesses;
•potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
•the development or introduction of new platforms or services that are easier to use or more advanced than our current suite of services, especially related to the application of AI-based services;
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
•the amount and timing of costs associated with recruiting, training, and integrating new employees, including employees acquired inorganically, and retaining and motivating existing employees;
•fluctuation in market interest rates, which impacts interest earned on funds held for customers;
•the effects of acquisitions and the integration of acquired technologies and products, including impairment of goodwill;
•the impact of new accounting pronouncements;
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;
•any ongoing impact of the COVID-19 pandemic on our employees, customers, partners, vendors, operating results, liquidity and financial condition, including as a result of supply chain disruptions and labor shortages;
•the impact of the war in Ukraine, economic sanctions and countermeasures taken by other countries, and market volatility resulting from the above; and
•awareness of our brand and our reputation in our target markets.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we expect to continue to incur significant additional expenses due to the costs of operating as a public company. If our operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
If we are unable to attract new customers or convert trial customers into paying customers or if our efforts to promote our charge card usage through marketing, promotion, and spending business rewards are unsuccessful, our revenue growth and operating results will be adversely affected.
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
In addition, revenue growth from our charge card products is dependent on increasing business spending on our cards. We have been investing in a number of growth initiatives, including to capture a greater share of spending businesses’ total spend, but there can be no assurance that such investments will be effective. In addition, if we develop new products or offerings that attract spending businesses looking for short-term incentives rather than displaying long-term loyalty, attrition could increase and our operating results could be adversely affected. Expanding our service offerings, adding acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements and could dilute our brand. In addition, we offer rewards to spending businesses based on their usage of charge cards. Redemptions of rewards present significant associated expenses for our business. We operate in a highly competitive environment and may need to increase the rewards that we offer or provide other incentives to spending businesses in order to grow our business. Any significant change in, or failure by management to reasonably estimate, such costs could adversely affect or harm our business, operating results, and financial condition.
If we are unable to retain our current customers, increase customer adoption of our products, sell additional services to our customers, or develop and launch new payment products, our business and growth will be adversely affected.
To date, a significant portion of our growth has been attributable to customer adoption of new and existing payment products. To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by incentivizing them to pay for additional services and driving adoption of new and existing payment products, including ad valorem products such as our Divvy cards, virtual cards, instant transfer, and international payment offerings. Our ability to retain our customers, drive adoption and increase usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, customer reaction to changes in the pricing of our products, general economic conditions or the other risks described in this Annual Report on Form 10-K. Our ability to sell additional services or increase customer adoption of new or existing products may require more sophisticated and costly sales and marketing efforts, especially for our larger customers. If we are unable to retain existing customers or increase the usage of our platform by them, it would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with customers and accounting firms primarily consist of open-ended arrangements that can be terminated by either party without penalty at any time. Our customers have no obligation to renew their subscriptions to our platform after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including customer spending levels, customer satisfaction with our platform and customer service, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. In addition, if any of the accounting software providers with which our platform currently integrates should choose to disable two-way synchronization, there can be no assurance that customers shared with such providers would not choose to leave our platform, adversely affecting our business and results of operations. If our customers do not renew their subscriptions, or if they reduce their usage of our platform, our revenue and other operating results will decline and our business will suffer. Moreover, if our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
Our Divvy card offering exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their Divvy cards. Certain of our other current and future product offerings may also subject us to credit risk.
We offer our Divvy card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our Divvy cards uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, policies of Issuing Banks, and other factors.
For a substantial majority of extensions of credit to Divvy spending businesses facilitated through our spend and expense management platform, we purchase from our Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using Divvy cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. We do not file UCC liens or take other security interests on Divvy card balances, which significantly reduces our ability to collect amounts outstanding to spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
Moreover, the funding model for our Divvy card product relies on a variety of funding arrangements, including warehouse facilities and, from time-to-time, purchase arrangements, with a variety of funding sources. Any significant underperformance of the participation interests we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would adversely affect our business, operating results, financial condition, and future prospects.
Several of our other product offerings whereby we advance funds to our customers or vendors of our customers based on credit and risk profiling before we receive the funds on their behalf, such as our Instant Transfer feature, also expose us to credit risks. Although these offerings are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness would expose us to many of the credit risks described above and could harm our business, operating results, and financial condition.
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses, or their counterparties, which could expose us to material financial losses and liability and otherwise harm our business.
We offer software that digitizes and automates financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud, and stolen cards or card account numbers. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees, or third parties. In addition, our customers or spending businesses may suffer losses from acts of financial fraud by third parties posing as our company through account takeover, credential harvesting, use of stolen identities, and various other techniques, which could harm our reputation or prompt us to reimburse our customers for such losses in order to maintain customer and spending business relationships.
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
The market for cloud-based software that automates the financial back-office is highly fragmented, competitive, and constantly evolving. We believe that our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based automated back-office solution as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform.
Our competitors in the cloud-based software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in September 2022, Intuit announced its intention to launch a native bill payment solution. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. Certain competitors may also have long-standing exclusive, or nearly exclusive, relationships with financial services provider partners to accept payment cards and other services that compete with what we offer. As we look to market and sell our platform to potential customers, spending businesses, or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
We compete on several factors, including:
•product features, quality, breadth, and functionality;

•data asset size and ability to leverage AI to grow faster and smarter;
•ease of deployment;
•ease of integration with leading accounting and banking technology infrastructures;
•ability to automate processes;
•cloud-based delivery architecture;
•advanced security and control features;
•risk management, exception process handling, and regulatory compliance leadership;
•brand recognition; and
•pricing and total cost of ownership.
There can be no assurance that we will be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, operating results, and financial condition.
We transfer large sums of customer funds daily, and are subject to numerous associated risks which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.
As of June 30, 2023, we had approximately 461,000 businesses using our solutions and TPV processed was approximately $266.0 billion, $228.1 billion, and $140.7 billion during fiscal 2023, 2022, and 2021, respectively. Accordingly, we have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is highly complex and always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
As a provider of accounts payable, accounts receivable, spend and expense management, and payment solutions, we collect and transfer funds on behalf of our customers and our trustworthiness and reputation are fundamental to our business. The occurrence of any credit losses, operational errors, software defects, service disruptions, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with financial institution partners and accountants, each of which could result in:
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

Funds that we hold for the benefit of our customers are subject to market, interest rate, credit, foreign exchange, and liquidity risks, as well as general political and economic conditions. The loss of any of these funds could adversely affect our business, operating results and financial condition.
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from high inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, or from war (such as the war in Ukraine), or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, the sudden closure of SVB in March 2023 introduced a potential risk of loss because we held certain corporate and customer funds at SVB. Although we were able to move substantially all such funds to large multinational financial institutions and to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors, there can be no assurance that we would be able to do so in the future in the event of a similar or more severe, systemic banking crisis. In addition, cash held at banks and financial institutions is subject to applicable deposit insurance limits, and in the event that our corporate or customer funds held at a given institution exceed such limits, or are held in investments that are not covered by deposit insurance, such funds may be unrecoverable in the event of a future bank failure.
We rely upon certain banking partners and third parties to originate payments, process checks, execute wire transfers, and issue virtual cards, which could be similarly affected by a liquidity shortage and further exacerbate our ability to operate our business. Any loss of or inability to access customer funds could have an adverse impact on our cash position and operating results, could require us to obtain additional sources of liquidity, and could adversely affect our business, operating results, and financial condition. In addition to the risks related to customer funds, we are also exposed to interest rate risk relating to our investments of our corporate cash.
We are licensed as a money transmitter in all required U.S. states and registered as a Money Services Business with FinCEN. In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulators in each jurisdiction, equal to at least 100% of the aggregate amount of all customer balances. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we will need to scale these associated internal controls. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to accurately manage our customer funds and the assets underlying our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines, possibly including the loss of our state money transmitter licenses, which would materially harm our business.
We earn revenue from interest earned on customer funds held in trust while payments are clearing, which is subject to market conditions and may decrease as customers’ adoption of electronic payments and technology continues to evolve.
For fiscal 2023, 2022, and 2021, we generated $113.8 million, $8.6 million, and $6.0 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 11%, 1%, and 3% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates have risen in recent periods, the amount of revenue we have generated from such funds has increased; however, given the deceleration in U.S. interest rate increases in 2023 to date, we do not expect this interest revenue expansion to continue in the future. If interest rates decline, the amount of revenue we generate from these investments will decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our Divvy corporate card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 7,000 accounting firm partners contribute a significant portion of our consolidated revenue. We market and sell our products and services through accounting firms. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
Our business depends, in part, on our business relationships with financial institutions.
We enter into partnering relationships with financial institutions pursuant to which they offer our services to their customers. These relationships involve risks that may not be present or that are present to a lesser extent with sales to our direct SMB customers. Launching a product offering with our financial institution partners entails integrating our platform with our partners’ websites and apps, which requires significant engineering resources and time to design, deploy, and maintain, and requires developing associated sales and marketing strategies and programs. With financial institution partners, the decision to roll out our product offering typically requires several levels of management and technical personnel approval by our partners and is frequently subject to budget constraints. Delays in decision making, unplanned budget constraints, or changes in our partners’ business, business priorities, or internal resource allocations may result in significant delays to the deployment of our platform and its availability to their customers. Significant delays in the deployment of our platform to our partners’ customers could cause us to incur significant expenditures for platform integration and product launch without generating anticipated revenue in the same period or at all and could adversely impact our operating results. In addition, once we have successfully launched a product offering with a financial institution partner, lower than anticipated customer adoption or unanticipated ongoing system integration costs could result in lower than anticipated profit margins, which could have an adverse impact on our business, financial position, and operating results. Moreover, if our partners or their customers experience problems with the operation of our platform, such as service outages or interruptions or security breaches or incidents, our relationship with the partner and our reputation could be harmed and our operating results may suffer.
We may not be able to attract new financial institution partners if our potential partners favor our competitors’ products or services over our platform or choose to compete with our products directly. Further, many of our existing financial institution partners have greater resources than we do and could choose to develop their own solutions to replace ours. Moreover, certain financial institutions may elect to focus on other market segments and decide to terminate their SMB-focused services. If we are unsuccessful in establishing, growing, or maintaining our relationships with financial institution partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results may suffer.
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
The extensions of credit facilitated through our platform are originated through Cross River Bank and WEX Bank, and we rely on these entities to comply with various federal, state, and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank—non-bank partnership arrangements. If the legal structure underlying our relationship with our Issuing Banks were to be successfully challenged, our extension of credit offerings through these banks may be determined to be in violation of state licensing requirements and other state laws. In addition, Issuing Banks engaged in this activity have been subject to increased regulatory scrutiny recently. Adverse orders or regulatory enforcement actions against our Issuing Banks, even if unrelated to our business, could impose restrictions on our Issuing Banks’ ability to continue to extend credit through our platform or on current terms, or could result in our Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered through our Issuing Banks to more rigorous reviews.
Our Issuing Banks are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking rules, regulations, and examination requirements. We, in turn, are subject to audit by our Issuing Banks in accordance with FDIC guidance related to management of service providers and other bank-specific requirements pursuant to the terms of our agreements with our Issuing Banks. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act and state regulators in our capacity as a service provider for our Issuing Banks. If we fail to comply with requirements applicable to us by law or contract, or if audits by our Issuing Banks were to conclude that our processes and procedures are insufficient, we may be subject to fines or penalties or our Issuing Banks could terminate their relationships with us.
In the event of a challenge to the legal structure underlying our program agreements with our Issuing Banks or if one or all of our Issuing Banks were to suspend, limit, or cease its operations, or were to otherwise terminate for any reason (including, but not limited to, the failure by an Issuing Bank to comply with regulatory actions or an Issuing Bank experiencing financial distress, entering into receivership, or becoming insolvent), we would need to identify and implement alternative, compliant, bank relationships or otherwise modify our business practices in order to be compliant with prevailing law or regulation, which could result in business interruptions or delays, force us to incur additional expenses, and potentially interfere with our existing customer and spending business relationships or make us less attractive to potential new customers and spending businesses, any of which could adversely effect our business, operating results, and financial condition.
We rely on a variety of funding sources to support our Divvy corporate card offering. If our existing funding arrangements are not renewed or replaced, or if our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could adversely affect our business, operating results, financial condition, cash flows, and future prospects.
To support the operations and growth of our spend and expense management business, we must maintain a variety of funding arrangements, including warehouse facilities and, from time-to-time, purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our Issuing Banks participation interests in the accounts receivables generated when Divvy spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. Typically, we immediately sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of the participation interests to a third-party institution pursuant to a purchase arrangements.
If our finance partners terminate or interrupt their financing or purchase of participation interests or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which we have a limited ability to do and may place significant stress on our cash resources. An inability to purchase participation interests from our Issuing Banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to spending businesses or ceasing to extend credit for our cards altogether, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.
We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding upon reassessing their exposure to our industry or in light of changes to general economic, market, credit, or liquidity conditions. Further, our funding sources may experience financial distress, enter into receivership, or become insolvent, which may prevent us from accessing financing from these sources. In addition, because our borrowings under current and future financing facilities may bear interest based on floating rate interest rates, our interest costs may increase if market interest rates rise. Moreover, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms, or at all.
If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we may need to secure additional sources of funding or reduce our spend and expense management operations significantly. Further, as the volume of credit facilitated through our platform increases, we may need to expand the funding capacity under our existing funding arrangements or add new sources of capital. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, operating results, financial condition, and future prospects could be materially and adversely affected.
If we do not or cannot maintain the compatibility of our platform with popular accounting software solutions or offerings of our partners, our revenue and growth prospects will decline.
To deliver a comprehensive solution, our platform integrates with popular accounting software solutions including Intuit QuickBooks, Oracle NetSuite, Sage Intacct, Xero, and Microsoft Dynamics 365 Business Central, through APIs made available by these software providers. We automatically synchronize certain data between our platform and these accounting software systems relating to invoices and payment transactions between our customers and their suppliers and clients. This two-way sync saves time for our customers by reducing duplicative manual data entry and provides the basis for managing cash-flow through an integrated solution for accounts payable, accounts receivable, spend and expense management, and payments.
If any of the accounting software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms or practices governing their use in a manner that is adverse to our business, we may be restricted or may not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business, operating results, and financial condition. In addition, if any of these accounting software providers reconfigure their platforms in a manner that no longer supports our integration with their accounting software, we would lose customers and our business would be adversely affected.
If we are unable to increase adoption of our platform with customers of these accounting software solutions, our growth prospects may be adversely affected. In addition, any of these accounting software providers may seek to develop a payment solution of its own, acquire a solution to compete with ours, or decide to partner with other competing applications, any of which its SMB customers may select over ours, thereby harming our growth prospects and reputation and adversely affecting our business and operating results.
We depend on third-party service providers to process transactions on our platform and to provide other services important to the operation of our business. Any significant disruption in services provided by these vendors could prevent us from processing transactions on our platform, result in other interruptions to our business and adversely affect our business, operating results and financial condition.
We depend on banks, including JPMorgan Chase, to process ACH transactions and checks for our customers. We also rely on third-party providers to support other aspects of our business, including, for example, for card transaction processing, check printing, real-time payments, virtual and physical card issuance, and our cross-border funds transfer capabilities. If we are unable to effectively manage our third-party relationships, we are unable to comply with security, compliance, or operational obligations to which we are subject under agreements with these providers, these providers are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, including as a result of the closure or insolvency of banks with which we do business, our business, operating results, and financial condition could be adversely impacted. In addition, in some cases a provider may be the sole source, or one of a limited number of sources, of the services they provide to us and we may experience increased costs and difficulties in replacing those providers and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.

Interruptions or delays in the services provided by AWS or other third-party data centers or internet service providers could impair the delivery of our platform and our business could suffer.
We host our platform using third-party cloud infrastructure services, including certain co-location facilities. We also use public cloud hosting with Amazon Web Services (AWS). All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, is critical to our overall management, as well as the continued development of our products, our partnerships, our culture, our relationships with accounting firms, and our strategy. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of acquired businesses. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable. The loss of our founder, or one or more of our senior management, key members of senior management of acquired companies or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
In addition, to execute our business strategy, we must attract and retain highly qualified personnel. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payments systems, as well as for skilled legal and compliance and risk operations professionals. Competition for software developers, compliance and risk management personnel, and other key employees in our industry and locations is intense and increasing and may be exacerbated in tight labor markets. We may also face increased competition for personnel from other companies which adopt approaches to remote work that differ from ours. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain, or effectively collaborate with qualified skilled personnel, including in the areas of AI and machine learning, and payment systems and risk management, which could adversely impact our business, operating results, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.
Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in November 2022 we completed the acquisition of Finmark Financial, Inc. to augment our financial planning product offerings. However, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets in the future. Moreover, an acquisition, investment, or business relationship may not further our business strategy or result in the economic benefits or synergies as expected or may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results.
In addition, the technology and information security systems and infrastructure of businesses we acquire may be underdeveloped or subject to vulnerabilities, subjecting us to additional liabilities. We could incur significant costs related to the implementation of enhancements to or the scaling of information security systems and infrastructure of acquired businesses and related to the remediation of any related security breaches. If security, data protection, and information security measures in place at businesses we acquire are inadequate or breached, or are subject to cybersecurity attacks, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged and we could be subject to regulatory scrutiny, investigations, proceedings, and penalties. We may also acquire businesses whose operations may not be fully compliant with all applicable law, including economic and trade sanctions and anti-money laundering, counter-terrorist financing, and privacy laws, subjecting us to potential liabilities and requiring us to spend considerable time, effort, and resources to address.
Moreover, we may acquire businesses whose management or compliance functions require significant investments to support current and anticipated future product offerings, or that have underdeveloped internal control infrastructures or procedures or with respect to which we discover significant deficiencies or material weaknesses. The costs that we may incur to implement or improve such functions, controls, and procedures may be substantial and we could encounter unexpected delays and challenges related to such activity.
Given the complexity of our platform and the distinct interface and tools that we offer to our accounting firm partners and financial institution partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as was the case with the concurrent integration efforts related to our acquisitions of the Divvy and Invoice2go businesses.
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
Our customers rely on our customer support services to resolve issues and realize the full benefits provided by our platform, as well as to understand and fully utilize the growing suite of products we offer. A range of high-quality support options is critical for the renewal and expansion of our subscriptions with existing customers: we provide customer support via chat, email, and phone through a combination of AI-assisted interactions with the BILL Virtual Assistant as well as robust support from a highly trained staff of customer success personnel. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers during the hours that we currently provide support, we may need to increase our support coverage or provide additional support, which may reduce our profitability.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, our products may become less competitive.
The market for SMB software financial back-office solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. In addition, the market for our spend and expense management solution is new and fragmented, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods, or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer or spending business dissatisfaction, and adversely affect our business.

If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

We generate revenue by charging customers a fixed monthly rate per user for subscriptions as well as transaction fees. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products we introduce and existing products we continue to offer may prove to be unappealing to our customers, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.
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

In addition, our ability to broaden the spending business base for our Divvy spend and expense management offerings and achieve broader market acceptance of these products will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate spending business and partner relationships to drive revenue growth. If we are unable to recruit, hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel and partners are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our spending business base and achieve broader market acceptance of our platform could be harmed. Moreover, our Divvy marketing efforts depend significantly on our ability to call on our current spending businesses to provide positive references to new, potential spending business customers. Given our limited number of long-term spending businesses, the loss or dissatisfaction of any spending business could substantially harm our brand and reputation, inhibit the market adoption of our offering, and impair our ability to attract new spending businesses and maintain existing spending businesses.
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
•sanctions imposed by applicable government authorities or jurisdictions, such as OFAC, or comparable authorities in other countries;
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

A substantial portion of our revenue is derived from interchange revenue, which exposes us to potential variability in income and other risks.
Certain of our products, including our Divvy charge card and our virtual card products, generate revenue primarily from interchange paid by the supplier accepting the cards for purchase transactions. Interchange revenue comprises a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry.
Interchange revenue involves a variety of risks, including:
•interchange revenue fluctuations due to the variability of card acceptance practices at supplier locations, and the resulting effect on our revenue;
•changes in card network interchange rates or rules which could dissuade new and existing card-accepting suppliers from continuing to accept card payments;
•unexpected compliance and risk management imposed by the card networks or resulting from changes in regulation;
•declines in the number of active card-accepting suppliers due to concerns about cost or operational complexity; and
•unexpected changes in card acceptance or card issuing rules which may impact our ability to offer this payment product.
Any of these developments could adversely affect our business, financial condition, and operating results.
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
We are required to comply with the Mastercard, American Express, and Visa payment card network operating rules applicable to our card products. We have agreed to reimburse certain service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other card-related products in the future, which would entail compliance with additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could be hindered or lose our ability to provide our card products, which would adversely affect our business. In addition, we are contractually obligated to comply with MasterCard and Visa network rules as a card program manager. As a result of any violations of these rules or new rules being implemented, we could lose our ability or rights to act as a card program manager.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings, sales of subscriptions to our products, usage-based transaction fees and interest earned on customer funds. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. During fiscal 2023, interest rates increased and the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. More recently, credit and capital markets have been impacted by instability in the U.S. banking system. In addition, a recession or depression, high inflation, or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of June 30, 2023, we had net operating loss (NOL) carryforwards of approximately $1.4 billion, $1.1 billion, and $83.4 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2025. As of June 30, 2023, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2023, we also had research and development tax credit carryforwards of approximately $56.1 million and $35.6 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2039. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits, to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We currently leverage AI into certain aspects of our platform, such as prepopulating invoices based on the historical behavior of businesses using our solutions and modeling businesses' creditworthiness and offering them and their counterparties expedited means of payment. Moving forward, we anticipate that AI will become increasingly important to our platform. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analysis personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Natural catastrophic events, pandemics, and man-made problems such as power-disruptions, computer viruses, data security breaches, war, and terrorism may disrupt our business.
Natural disasters, pandemics such as the COVID-19 pandemic, other catastrophic events, and man-made problems, such as terrorism, war, or economic or trade sanctions related to war (including the 2022 Russian invasion of Ukraine), may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California, Draper, Utah, Houston, Texas and Sydney, Australia, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and is subject to frequent wildfire outbreaks, the Houston area frequently experiences significant hurricanes and Sydney also frequently experiences wildfires. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. In addition, data centers depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
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
This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. For example, in May 2023, we concluded that a material weakness in our internal control over financial reporting existed as of

June 30, 2022, as a result of insufficient testing, documentation, and evidence retention related to certain information systems and applications within the quote-to-cash process. While this material weakness was remediated as of June 30, 2023, there can be no assurance that we will not have material weaknesses or deficiencies in our internal control over financial reporting in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments may involve the variable consideration used in revenue recognition for certain contracts, determination of useful lives of long-lived intangible assets, present value estimation of operating lease liabilities, the estimate of losses on accounts receivable, acquired card receivables and other financial assets, accrual for rewards, inputs used to value certain stock-based compensation awards, benefit period to amortize deferred costs and valuation of income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depends on a number of factors, including the cost, performance, and perceived value associated with our platforms and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
We rely on assumptions and estimates to calculate certain of our performance metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We calculate and track certain customer and other performance metrics with internal tools, which are not independently verified by any third party. While we believe our metrics are reasonable estimates of our customer base and payment and transaction volumes for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, the accuracy and consistency of our performance metrics may be impacted by changes to internal assumptions regarding how we account for and track customers, limitations on system implementations, and limitations on the ability of third-party tools to match our database. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. Further, as our business develops, we may revise or cease reporting certain metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If our performance metrics are not accurate representations of our business, customer base, or payment or transaction volumes, if we discover material inaccuracies in our metrics, or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our business, operating results, financial condition, and prospects could be adversely affected.
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
Risks Related to Government Regulation and Privacy Matters
Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business.
The local, state, and federal laws, rules, regulations, licensing requirements, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as licensed money transmission, payment processing, and settlement services), lending, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of U.S. states in which it conducts business and is contractually obligated to comply with FDIC federal banking regulations, as well as Visa and MasterCard network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the FDIC, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
Several of our subsidiaries maintain licenses to operate in regulated businesses in U.S. states and other countries. Our subsidiary, Bill.com, LLC, maintains licenses, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., the District of Columbia, the Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. In addition, our subsidiary, Bill.com Canada, LLC is a Foreign Money Services Business in Canada and the regulations applicable to our activity in Canada are enforced by FINTRAC and Quebec’s Financial Markets Authority. As a licensed money transmitter in the U.S., we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and examinations by state and federal regulatory agencies concerning various aspects of our business. As a licensed Foreign Money Services business in Canada, we are subject to Canadian compliance regulations applicable to money movement and sanctions requirements. In addition, our DivvyPay, LLC subsidiary holds brokering and servicing licenses required in connection with our Divvy card offering, and certain of our other subsidiaries hold loan brokering and servicing licenses as well.
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
Government agencies may impose new or additional rules on money transmission, including regulations that:
•prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to, or from certain countries or with certain governments, individuals, and entities;
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
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the approximately 150 countries in which Invoice2go has subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this "Risk Factors" section our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.
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
Any of the foregoing could, individually or in the aggregate, harm our reputation as a trusted provider, damage our brands and business, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, expose us to legal risk and potential liability, and adversely affect our business, operating results, and financial condition.
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
Our customers, their suppliers, and other users store personal and business information, financial information, and other sensitive information on our platform. In addition, we receive, store, and process personal and business information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the FTC, and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act and state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA was amended several times after its enactment, most recently by the California Privacy Rights Act (CPRA), which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. Many aspects of the CCPA, the CPRA, and their interpretation remain unclear, and their full impact on our business and operations remains uncertain. Following the lead of California, several other states, including Colorado, Utah, Virginia, and Connecticut have each enacted laws similar to the CCPA/CPRA and other states are considering enacting privacy laws as well. Accordingly, the laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
In addition, several foreign countries and governmental bodies, including the European Union (EU) and the United Kingdom (UK), have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, internet protocol addresses. Our current and prospective service offerings subject us to the EU's GDPR, the UK GDPR, Australian and Canadian privacy laws, and the privacy laws of many other foreign jurisdictions. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
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
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and it could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, or information security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, information security, marketing, and consumer communications, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.
If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, our business, financial condition, or reputation could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

We, our partners, our customers, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand and adversely affect our business, operating results, and financial condition.
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
Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own information technology infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. State-sponsored cybersecurity attacks on the U.S. financial system or U.S. financial service providers could also adversely affect our business. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.
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
In addition, our financial institution partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with certain partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, as the COVID-19 pandemic and ensuing adoption of remote work has resulted in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We have heightened monitoring in the face of such risks, but cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.
While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, operating results, financial condition, and reputation.
We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.
Although we currently only offer our payment and card products to customers in the U.S. and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries, for which payment activity is conducted through third-party payment providers. As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act and, to the extent we expand our offerings into the UK and the EU, UK and EU money laundering directives. As part of our compliance efforts, we scan our customers against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S., Canada, Australia, and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.
In the United States, most of our services are subject to anti-money laundering laws and regulations, including the BSA and similar state laws and regulations. The BSA requires, among other things, MSBs to develop and implement risk-based anti-money laundering programs, to report suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States, Canada, Australia, and in many other foreign jurisdictions continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S., Canada, and Australia. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including Australia’s anti-bribery laws, the Canadian Criminal Code and the Canadian Corruption of Foreign Public Officials Act. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only offer our payment and card products to customers in the U.S.,and payment services in Canada and the United Kingdom, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries for which payment activity is conducted through third-party payment providers. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
Risks Related to Our Intellectual Property
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
As of June 30, 2023, we had outstanding $1.15 billion aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $575.0 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes, and together with the 2025 Notes, the Notes), and had drawn $135.0 million under our Revolving Credit Facility, as described in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our Divvy credit card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Any of these factors could harm our business, operating results, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. We are also required to comply with the covenants set forth in the indentures governing the Notes. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indentures governing the 2025 Notes and 2027 Notes, respectively) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or the Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness.
In addition to the Notes, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes and 2027 Notes was not triggered as of June 30, 2023, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•the economy as a whole and market conditions in our industry, such as high inflation and high interest rate and recessionary environments;
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
•developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
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
Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and second amended and restated bylaws include provisions that:
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
In addition, our amended and restated certificate of incorporation and our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (DGCL), our amended and restated certificate of incorporation, or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. These exclusive forum provisions will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, these provisions would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act of 1933, as amended (Securities Act), or the rules and regulations thereunder in federal court.

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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 106,550,211 shares of our common stock outstanding as of June 30, 2023. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In January 2023, our board of directors approved the repurchase of up to $300 million of our outstanding shares of common stock (the Share Repurchase Program). Under the Share Repurchase Program, repurchases can be made from time to time using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and the Share Repurchase Program may be suspended or discontinued at any time at our discretion.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. The excise tax did not apply to repurchases of our shares made during fiscal 2023. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost to us of making repurchases and may cause us to reduce the number of shares repurchased pursuant to the Share Repurchase Program.
Item 1B. Unresolved Staff Comments
None.
Item 2. PROPERTIES
We lease our office facilities, including approximately 138,000 square feet in San Jose, California for our corporate headquarters. This lease agreement expires in June 2031. We also maintain offices in Draper, Utah, Houston Texas, and Sydney, Australia. Our leased facilities in Draper, Utah consist of 155,000 square feet of office space for our employees located in Draper, Utah, approximately 20,000 square feet of which is being subleased for a period of 5 years expiring in December 2025. The lease for our Draper, Utah property expires in March 2030.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The New York Stock Exchange under the symbol “BILL”.
Holders of Record
As of June 30, 2023, there were 181 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of our capital stock. We currently intend to retain future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
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
The following graph depicts the total cumulative stockholder return on our common stock from December 12, 2019, the first day of trading of our common stock on the NYSE, through June 30, 2023, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on December 12, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$850.00
$750.00
$650.00
$550.00
$450.00
$350.00
$250.00
$150.00
$50.00
12/12/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
Bill.com
S&P 500 Index
S&P 500 IT Index

Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities by the Issuer
In January 2023, our board of directors approved our Share Repurchase Program of up to $300 million of shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Under the Share Repurchase Program, repurchases can be made from time to time using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The Share Repurchase Program has a term of 12 months and does not obligate us to acquire any particular amount of shares, and it may be suspended or discontinued at any time at our discretion.
The following table provides share repurchase activity during the quarter ended June 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2023	372,254	$76.56	372,254	$244,500,240
May 1 - May 31, 2023	346,244	$92.76	346,244	$212,382,647
June 1 - June 30, 2023	—	$—	—	$212,382,647
Total	718,498		718,498	$212,382,647
(1) See Note 11, in Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6. RESERVED
Not applicable.

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
Overview
We are a leader in financial automation software for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Hundreds of thousands of businesses rely on BILL to more efficiently control their payables, receivables, and spend and expense management. Our network connects millions of members so they can pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
Our purpose-built, AI-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of June 30, 2023, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the United States (U.S.), including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $1.1 billion and $642.0 million during fiscal 2023 and 2022, respectively, an increase of $416.5 million. We generated net losses of $223.7 million and $326.4 million during fiscal 2023 and 2022, respectively.
Macroeconomic and Other Factors
Ongoing interest rate increases and persistent inflation in the U.S. and other markets globally have increased the risk of an economic recession and volatility and dislocation in the capital and credit markets in the U.S. and globally. The SMBs we serve may be particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and Divvy spending businesses to moderate their expenditures, which has resulted in lower payment volume growth through our solutions than historical trends, which in turn has led to lower transaction fee growth than historical trends. Moreover, net customer adds on our BILL standalone solution were slightly lower than recent trends, caused in part by businesses taking longer to make decisions about whether or not to implement new software solutions in light of the current macro environment. In addition, increased interest rates have led to an increase in interest on funds held for customers. We have not observed any other material impacts on our business or the demand for our products as a result of these factors, but we anticipate volatile conditions and there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.

In March 2023, instability in the U.S. banking system resulted in the closure of several U.S. banks, including Silicon Valley Bank (SVB), where we held significant company and customer funds. However, all of our and our customers' funds were preserved, and were able to re-route pending transactions involving SVB through other banking partners. Going forward, we will continue to assess the potential advantages in diversifying our banking relationships, including with both multinational financial institutions and, as appropriate, U.S. national and regional banks. Nonetheless, continued actual or perceived instability in the U.S. banking system that adversely effects any of the financial institutions with which we do business may adversely impact our ability to access our corporate cash and cash equivalents and cash held in trust on behalf of customers or process customer payments.
In addition, for so long as the impacts of the COVID-19 pandemic, including variants thereof, persist, restrictions and policies implemented by governments and companies may continue to impact our business and the businesses of the SMBs we serve. In response to the COVID-19 pandemic, we instituted several programs and precautionary measures in support of employee well-being and to protect the health and safety of our workforce, our customers, and the communities in which we participate. Such measures included closure of our corporate headquarters in California and our office in Texas, implementing full-time work from home, and eliminating non-essential travel. We continue to monitor federal, state, and local regulatory pronouncements and COVID-19 infection statistics and have reopened our offices with our return to office plan, which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company.
Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors, banking sector dynamics or the ongoing impacts of the COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, the impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Revenue Model
We generate revenue primarily from subscription and transaction fees.
Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue consists of transaction fees and interchange income on a fixed or variable rate per transaction. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
In addition, we generate revenue from interest on funds held for customers. When we process payment transactions, the funds flow through our bank accounts, resulting in a balance of funds held for customers. This balance is determined by volume and the type of payments processed. Interest is earned from interest-bearing deposit accounts, certificates of deposit, money market funds, corporate bonds, asset-backed securities, municipal bonds, commercial paper, U.S. treasury securities and U.S. agency securities. We hold these funds from the day they are withdrawn from a payer’s account to the day the funds are credited to the receiver. This revenue can fluctuate depending on the amount of customer funds held, as well as our yield on customer funds invested, which is influenced by market interest rates and our investments.
Our Receivables Purchases and Servicing Model

We market Divvy charge cards to potential spending businesses and issue business-purpose charge cards through our card issuing partner banks (Issuing Banks). When a business applies for a Divvy card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a Divvy card pursuant to our credit policies. Once approved for a Divvy card, the spending business is provided a credit limit and can use the Divvy software to request virtual cards or physical cards.

The majority of cards on our platform are issued by Cross River Bank, a Federal Deposit Insurance Corporation (FDIC)-insured New Jersey state chartered bank, and WEX Bank, an FDIC-insured Utah state chartered bank. Under our arrangements with our Issuing Banks, we must comply with their respective credit policies and underwriting procedures, and the Issuing Banks maintain ultimate authority to decide whether to issue a card or approve a transaction. We are responsible for all fraud and unauthorized use of a card and generally are required to hold the Issuing Bank harmless from such losses unless claims regarding fraud or unauthorized use are due to the sole gross negligence of the Issuing Bank.
When a spending business completes a purchase transaction, the payment to the supplier is made by the cards' Issuing Bank. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the Issuing Bank’s balance sheet from the Divvy card account for the spending business. The Issuing Bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the Issuing Banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation interests, the purchase price is equal to the outstanding principal balance of the receivable.
In order to purchase the participation rights in the receivables, we maintain a variety of funding arrangements, including warehouse facilities and, from time-to-time, other purchase arrangements with a diverse set of funding sources. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash.
Our Business Model
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire them directly through digital marketing and inside sales and indirectly by partnering with leading companies that are trusted by SMBs, including accounting firms, financial institutions, and software companies.
Our revenue from existing businesses using our solutions is visible and predictable. For fiscal 2023, over 87% of our subscription and transaction revenue from BILL standalone customers came from customers who were acquired prior to the start of the fiscal year. See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL standalone customers. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those customers of our financial institution partners, approximately 86% of BILL standalone customers as of June 30, 2022 were still customers as of June 30, 2023.
Net Dollar-Based Retention Rate
Net dollar-based retention rate is an important indicator of customer satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each fiscal year. We calculate our net dollar-based retention rate by starting with the revenue billed to BILL standalone customers in the last quarter of the prior fiscal year (Prior Period Revenue). We then calculate the revenue billed to these same customers in the last quarter of the current fiscal year (Current Period Revenue). See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL standalone customer. Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new customers and excludes interest earned on funds held on behalf of customers. We then repeat the calculation of Prior Period Revenue and Current Period Revenue with respect to each of the preceding three quarters, and aggregate the four Prior Period Revenues (the Aggregate Prior Period Revenue) and the four Current Period Revenues (the Aggregate Current Period Revenue). Our net dollar-based retention rate equals the Aggregate Current Period Revenue divided by Aggregate Prior Period Revenue.
Our net dollar-based retention rate was 111%, 131%, and 124% during fiscal 2023, 2022, and 2021, respectively. The decrease in fiscal 2023 when compared to fiscal 2022 was primarily due to the change in spending patterns per customer, driven by the challenging macroeconomic environment. The increase in fiscal 2022 was primarily attributable to increase in the number of users, more transactions per customer, and sales of additional products to those customers.

Customer Acquisition Efficiency
Our efficient direct and indirect go-to-market strategy, combined with our recurring revenue model, results in our short payback period. We define “payback period” as the number of quarters it takes for the cumulative non-GAAP (as defined below) gross profit we earn from BILL standalone customers acquired during a given quarter to exceed our total sales and marketing spend in that same quarter, excluding customers acquired through financial institutions and the related sales and marketing spend. See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL standalone customer. For BILL standalone customers acquired during fiscal 2022, the average payback period was approximately five quarters.
Key Business Metrics

We regularly review several metrics, including the key business metrics presented in the table below (as well as the additional metrics described in "Our Business Model"), to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business. We present our key business metrics on a consolidated basis, which we believe better reflects the performance of our consolidated business overall. Our key business metrics are defined following the table below and track our BILL standalone, Divvy, and Invoice2go solutions combined. The relevant metrics for each of BILL standalone, Divvy, and Invoice2go, respectively, are set forth in the footnotes to the table. The calculation of the key business metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts, or investors.

	As of June 30,			% Growth as of June 30,
	2023	2022 (4)	2021 (5)	2023	2022
Businesses using our solutions (1)	461,000	400,100	131,900	15%	203%

	Year ended June 30,			% Growth Year ended June 30,
	2023	2022 (4)	2021 (5)	2023	2022
Total Payment Volume (amounts in billions) (2)	$266.0	$228.1	$140.7	17%	62%

	Year ended June 30,			% Growth Year ended June 30,
	2023	2022 (4)	2021 (5)	2023	2022
Transactions processed (in millions) (3)	85.1	62.9	30.6	35%	105%
(1)As of June 30, 2023, the total number of BILL standalone customers was approximately 201,000; the total number of spending businesses that used Divvy's spend and expense management products was approximately 29,200, and the total number of Invoice2go subscribers was approximately 230,800.
(2)During fiscal 2023, the total payment volume transacted by BILL standalone customers was approximately $251.5 billion; the total card payment volume transacted by spending businesses that used Divvy cards was approximately $13.4 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $1.1 billion.
(3)During fiscal 2023, the total number of transactions executed by BILL standalone customers was approximately 44.3 million; the total number of transactions executed by spending businesses that used Divvy cards was approximately 39.5 million; and the total number of transactions executed by Invoice2go subscribers was approximately 1.3 million.
(4)Includes Invoice2go metrics from the acquisition date on September 1, 2021.
(5)Includes Divvy metrics from the acquisition date on June 1, 2021.

Businesses Using Our Solutions
For the purposes of measuring our key business metrics, we define businesses using our solutions as the summation of: (A) customers that are either billed directly by us or for which we bill our partners for our BILL standalone products during a particular period, (B) spending businesses that use Divvy's spend and expense management products during the period, and (C) Invoice2go subscribers during the period. We define BILL standalone products as those offered on our core accounts payable and receivable platform (excluding Divvy and Invoice2go), and we define BILL standalone customers as customers using our core BILL accounts payable and accounts receivable offering. In prior fiscal years, we counted and reported only BILL standalone customers in our "Number of Customers", which excluded spending businesses using our Divvy solution and our Invoice2go subscribers. In light of the growth of our company in recent periods, we consider the businesses using our solutions metric to better represent the performance and scale of our business as it currently exists. Businesses using more than one of our solutions are included separately in the total for each solution utilized; as of June 30, 2023, this included approximately 7,200 businesses. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal year.
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, including transactions from BILL standalone customers, Divvy card transactions, and transactions executed by Invoice2go subscribers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of fiscal 2023, 2022, and 2021.
Transactions Processed
We define transactions processed as the total number of payments initiated and processed through our platform during a particular period. Payment transactions include checks, ACH payments, card payments, Invoice2go subscriber transactions, real-time payments, and cross-border payments.
Components of Results of Operations
Revenue
We generate revenue primarily from subscription and transaction fees.
Subscription fees are fixed monthly or annually and charged to customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, and cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments.
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

We enable our SMB and accounting firm customers to make virtual card payments to their suppliers. We also facilitate the extension of credit to spending businesses in the form of Divvy cards. The spending businesses utilize the credit on Divvy cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and Divvy cards are originated through agreements with our Issuing Banks. Our agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. For each virtual card and Divvy card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on our agreements with the Issuing Banks, we recognize the interchange fees as revenue gross or net of rebates received from the Issuing Banks based on our determination of whether we are the principal or the agent under the agreements.
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
In addition, we generate revenue from interest on funds held for customers. Interest on funds held for customers consists of the interest that we earn from customer funds while payment transactions are clearing. Interest is earned from interest-bearing deposit accounts, certificates of deposit, corporate bonds, asset-backed securities, municipal bonds, money market funds, commercial paper, and U.S. Treasury securities, until those payments are cleared and credited to the intended recipient.

Service Costs and Expenses
Service costs – Service costs consist primarily of personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, outsourced support services for our customer success team, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments, such as ACH, checks, and cross-border wires), direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, costs for maintaining, optimizing, and securing our cloud payments infrastructure, amortization of capitalized internal-use developed software related to our platform, fees on the investment of customer funds, and allocation of overhead costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business.
Research and development (R&D) – R&D expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our R&D teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of R&D expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our R&D expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our R&D team to develop new products and product enhancements. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs into service costs over the estimated life of the new product or incremental functionality, which is generally three years.
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
Depreciation and amortization of intangible assets – Depreciation and amortization of intangible assets consist of depreciation of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs are excluded.
Other income (expenses), net – Other income (expenses), net consists primarily of interest income on our corporate funds, interest expense on our borrowings (including amortization issuance costs) and the lower of cost or market adjustment on card receivables sold and held for sale.
Provision for (benefit from) income taxes – Income tax expense consists of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance against our U.S. federal, state and Australian net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Year ended June 30,			Change (2023 compared to 2022)		Change (2022 compared to 2021)
	2023	2022 (1)	2021 (2)	Amount	%	Amount	%
Revenue
Subscription and transaction fees (4)	$944,710	$633,365	$232,255	$311,345	49%	$401,110	173%
Interest on funds held for customers	113,758	8,594	6,010	105,164	1224%	2,584	43%
Total revenue	1,058,468	641,959	238,265	416,509	65%	403,694	169%
Cost of revenue
Service costs (4)	151,010	105,496	56,576	45,514	43%	48,920	86%
Depreciation and amortization of intangible assets (3)	42,967	39,508	5,230	3,459	9%	34,278	655%
Total cost of revenue	193,977	145,004	61,806	48,973	34%	83,198	135%
Gross profit	864,491	496,955	176,459	367,536	74%	320,496	182%
Operating expenses
Research and development (4)	314,632	219,818	89,503	94,814	43%	130,315	146%
Sales and marketing (4)(5)	515,858	307,151	67,935	208,707	68%	239,216	352%
General and administrative (4)	281,278	241,174	128,116	40,104	17%	113,058	88%
Depreciation and amortization of intangible assets (3)	48,496	45,630	4,872	2,866	6%	40,758	837%
Total operating expenses	1,160,264	813,773	290,426	346,491	43%	523,347	180%
Loss from operations	(295,773)	(316,818)	(113,967)	21,045	(7)%	(202,851)	178%
Other income (expense), net	72,856	(13,861)	(25,370)	86,717	(626)%	11,509	(45)%
Loss before provision for (benefit from) income taxes	(222,917)	(330,679)	(139,337)	107,762	(33)%	(191,342)	137%
Provision for (benefit from) income taxes	808	(4,318)	(40,617)	5,126	(119)%	36,299	(89)%
Net loss	$(223,725)	$(326,361)	$(98,720)	$102,636	(31)%	$(227,641)	231%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
(3) Depreciation expense does not include amortization of capitalized internal-use software wage costs.
(4) Includes stock-based compensation cost charged to revenue and expenses as follows (in thousands):

	Year ended June 30,			Change (2023 compared to 2022)		Change (2022 compared to 2021)
	2023	2022 (1)	2021 (2)	Amount	%	Amount	%
Revenue - subscription and transaction fees	$188	$—	$—	$188	100%	$—	—%
Cost of revenue - service costs	9,111	5,144	2,938	3,967	77%	2,206	75%
Research and development	93,364	54,907	16,091	38,457	70%	38,816	241%
Sales and marketing (5)	130,421	60,237	8,547	70,184	117%	51,690	605%
General and administrative	80,619	76,869	44,411	3,750	5%	32,458	73%
Total stock-based compensation (6)	$313,703	$197,157	$71,987	$116,546	59%	$125,170	174%
(5) Fiscal 2023 includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with our former Chief Revenue Officer.
(6) Consists of acquisition related equity awards (Acquisition Related Awards), including equity awards assumed and retention equity awards granted to certain employees of acquired companies in connection with acquisitions, and non-acquisition related equity awards (Non-Acquisition Related Awards), which include all other equity awards granted to existing employees and non-employees in the ordinary course of business. The following table presents stock-based compensation recorded for the periods presented and as a percentage of total revenue:

				As a % of total revenue
	Year ended June 30,			Year ended June 30,
	2023	2022	2021	2023	2022	2021
Acquisition Related Awards	$107,815	$100,698	$28,992	10%	16%	12%
Non-Acquisition Related Awards	205,888	96,459	42,995	19%	15%	18%
Total stock-based compensation	$313,703	$197,157	$71,987	29%	31%	30%
The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year ended June 30,
	2023	2022 (1)	2021 (2)
Revenue
Subscription and transaction fees	89%	99%	97%
Interest on funds held for customers	11%	1%	3%
Total revenue	100%	100%	100%
Cost of revenue
Service costs	14%	16%	24%
Depreciation and amortization of intangible assets	4%	7%	2%
Total cost of revenue	18%	23%	26%
Gross profit	82%	77%	74%
Operating expenses
Research and development	30%	34%	38%
Sales and marketing	49%	48%	29%
General and administrative	26%	38%	54%
Depreciation and amortization of intangible assets	5%	7%	1%
Total operating expenses	110%	127%	122%
Loss from operations	(28)%	(50)%	(48)%
Other income (expense), net	7%	(2)%	(11)%
Loss before provision for (benefit from) income taxes	(21)%	(52)%	(59)%
Provision for (benefit from) income taxes	—%	(1)%	(17)%
Net loss	(21)%	(51)%	(42)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
Comparison of Fiscal 2023 and 2022
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 22, 2022, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investor.bill.com.
Revenue
Revenue consisted mainly of subscription and transactions fees. Subscription revenue increased by $59.8 million, or 31%, during fiscal 2023 as compared to fiscal 2022, primarily due to the increase in customers and average subscription revenue per customer due to an increase in the number of users. Transaction fee revenue increased by $251.5 million, or 57%, during fiscal 2023 as compared to fiscal 2022, primarily due to increased total payment volume and the mix of transaction revenue shifting to variable-priced products. In addition, interest on funds held for customers increased by $105.2 million, or 1224%, during fiscal 2023 as compared to fiscal 2022, primarily due to an increase in yield earned from investing customer funds as interest rates increased during fiscal 2023.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations and international payments grows as a percentage of our revenue or our international operations increase.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin were as follows (amounts in thousands):

	Year ended June 30,		Change
	2023	2022 (1)	Amount	%
Cost of revenue:
Service costs	$151,010	$105,496	$45,514	43%
Depreciation and amortization of intangible assets (2)	42,967	39,508	3,459	9%
Total cost of revenue	$193,977	$145,004	$48,973	34%
Gross profit	$864,491	$496,955	$367,536	74%
Gross margin	82%	77%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software wages costs.
Service costs increased by $45.5 million during fiscal 2023 as compared to fiscal 2022, primarily due to:
•a $22.4 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $16.2 million increase in personnel-related costs, including stock-based compensation expense and increased deferred service costs amortization, due to the hiring of additional personnel, who were directly engaged in providing implementation and support services to our customers; and
•a $6.9 million increase in costs for consultants, temporary contractors, shared overhead, and other costs.
Gross margin increased to 82% during fiscal 2023 from 77% during fiscal 2022, primarily due to the increase in interest on funds held for customers and a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $94.8 million during fiscal 2023 as compared to fiscal 2022, primarily due to the following:
•a $95.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel and added headcount from our acquisition of Invoice2Go, who were directly engaged in developing new product offerings;
•a $5.8 million increase in computer-related expenses and software costs and increase in shared overhead and other costs; and partially offset by

•a $6.4 million decrease in costs for engaging consultants and temporary contractors who provided product development services, which have now been replaced by full-time employees.
Our research and development expenses decreased to 30% as a percentage of revenue during fiscal 2023 from 34% during fiscal 2022, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses as a percentage of revenue and decrease in consulting costs during fiscal 2023 compared to fiscal 2022.
We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.
Sales and Marketing Expenses
Sales and marketing expenses increased by $208.7 million during fiscal 2023 as compared to fiscal 2022, primarily due to the following:
•a $106.3 million increase in personnel-related costs, including stock-based compensation expense of $52.2 million recognized during the year related to the separation and advisory agreements with our former Chief Revenue Officer, and due to the hiring of additional personnel, who were directly engaged in acquiring new customers and in marketing our products and services;
•a $78.7 million increase in rewards expense in connection with the rewards program through our Divvy cards as a result of increased transaction volume and higher rewards rates;
•a $21.1 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we increased our efforts in promoting our products and services and in increasing brand awareness; and
•a $2.6 million increase in software subscription and computer-related expenses, shared overhead, and other costs.
Our sales and marketing expenses increased to 49% as a percentage of revenue during fiscal 2023 from 48% during fiscal 2022, primarily due to higher rewards expense and stock-based compensation expense recognized during fiscal 2023.
General and Administrative Expenses
General and administrative expenses increased by $40.1 million during fiscal 2023 as compared to fiscal 2022, primarily due to the following:
•a $30.7 million increase in personnel-related expense, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel;
•a $15.2 million increase in provision for expected credit losses and fraud losses mainly due to increase in acquired card receivables during the year;
•a $3.7 million increase in software subscription and computer-related expenses, temporary contractors, shared overhead and other costs; and partially offset by
•a $9.6 million decrease in professional and consulting fees, primarily resulting from the reduction of integration costs of acquired businesses.
Our general and administrative expenses decreased to 26% as a percentage of revenue during fiscal 2023 from 38% during fiscal 2022, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expense and provision for expected credit losses and fraud losses as a percentage of revenue.

Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $6.3 million during fiscal 2023 as compared to fiscal 2022, primarily due to a full-year amortization of intangible assets associated with the acquisition of Invoice2go in September 2021, as well as higher spend on capital expenditures.
Other Income, Net
Other income, net increased by $86.7 million during fiscal 2023 as compared to fiscal 2022, primarily due to the following:
•a $84.6 million increase in interest income due to higher interest rates earned on corporate funds;
•a $9.9 million decrease in discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market as we ceased selling acquired card receivables in August 2022; and partially offset by
•a $7.8 million increase in other expenses mainly due to interest expense primarily as the result of higher interest rates and increased borrowings under the Revolving Credit Facility.
Provision for Income Taxes
Provision for income taxes during fiscal year ended June 30, 2023, consists of the reduction to the net deferred tax liability, offset by an estimated cash tax liability as a result of the mandatory R&D capitalization by the Tax Cuts and Jobs Act of 2017, which was effective beginning fiscal 2023. R&D expenses are capitalized and amortized over five years for domestic R&D and fifteen years for international R&D. The requirement increases our current year cash tax liabilities, however, the cash flow impact is expected to decrease over time as capitalized research and development expenses continue to amortize.
Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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

	Year ended June 30,
	2023	2022 (1)	2021 (2)
Revenue	$1,058,468	$641,959	$238,265
Gross profit	$864,491	$496,955	$176,459
Add:
Depreciation and amortization of intangible assets (3)	42,967	39,508	5,230
Stock-based compensation charged to expenses and related payroll taxes	9,428	5,599	3,309
Non-GAAP gross profit	$916,886	$542,062	$184,998
Gross margin	81.7%	77.4%	74.1%
Non-GAAP gross margin	86.6%	84.4%	77.6%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
(3) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software cost.
Free Cash Flow
Free cash flow is defined as net cash provided by (used in) operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash provided by (used in) operating activities for the periods presented (in thousands):

	Year ended June 30,
	2023	2022 (1)	2021 (2)
Net cash provided by (used in) operating activities	$187,768	$(18,093)	$4,623
Purchases of property and equipment	(7,589)	(5,377)	(18,902)
Capitalization of internal-use software costs	(23,614)	(10,259)	(2,304)
Free cash flow	$156,565	$(33,729)	$(16,583)
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes the results of Divvy from the acquisition date on June 1, 2021.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.0 billion, and our available undrawn Revolving Credit Facility (as defined below) of $90.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $225.0 million from our Revolving Credit Facility and have drawn $135.0 million as of June 30, 2023. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of the principal amount of the Notes in the event that the Notes become convertible and the note holders opt to exercise their right to convert. We may also seek to raise additional capital from these offerings or financings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. For additional discussion about our commitments, including operating leases, refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In January 2023, our board of directors authorized the repurchase of up to $300.0 million of our outstanding shares of common stock (the Share Repurchase Program). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans, intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. During the year ended June 30, 2023, we repurchased and subsequently retired 1,077,445 shares for $87.6 million under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on the our consolidated balance sheets. As of June 30, 2023, $212.4 million remained available for future share repurchases under the Share Repurchase Program.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2023	2022 (1)	2021 (2)
Net cash provided by (used in):
Operating activities	$187,768	$(18,093)	$4,623
Investing activities	$259,285	$(1,127,302)	$(1,426,890)
Financing activities	$235,110	$2,878,566	$1,639,583

(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes the results of Divvy from the acquisition date on June 1, 2021.
Net Cash Provided by (Used in) Operating Activities
Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. We also generate cash from the interest earned on both corporate funds and funds held in trust on behalf of customers. Our primary uses of cash in our operating activities include payments for employees' salaries and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, payments for card rewards expenses, and other general corporate expenditures.
Net cash provided by operating activities was $187.8 million during fiscal 2023 compared to a net cash used of $18.1 million during fiscal 2022. The net cash provided during fiscal 2023 was due mainly to the increase in our revenue during the year.
Net cash used in operating activities decreased to $18.1 million during fiscal 2022 from a net cash provided of $4.6 million during fiscal 2021. The net cash used during fiscal 2022 was due mainly to the timing of the payments for costs of our services and operating expenses, partially offset by the increase in our revenue.
Net Cash Provided by (Used in) Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, purchases of card receivables, business acquisitions, capitalization of internal-use software, and purchases of property and equipment. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.
Our net cash provided by investing activities was $259.3 million during fiscal 2023 compared to net cash used of $1.1 billion during fiscal 2022 due primarily to the increase in proceeds from maturities of corporate and customer short-term investments, partially offset by the increase in acquired card receivables. Additionally, our cash paid for acquisitions during fiscal 2023 was lower compared to our payment to acquire Invoice2go during fiscal 2022.
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
Net Cash Provided by Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings, exercises of stock options, increase in prepaid card deposits, employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP) and proceeds from public offerings of our common stock and issuance of convertible notes. Our cash usage for our financing activities consists primarily of repurchases of shares, and payments on line of credit and bank borrowings. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.
Our net cash provided by financing activities decreased to $235.1 million during fiscal 2023 from $2.9 billion during fiscal 2022 due primarily to the absence of the proceeds from the public offering of our common stock and the issuance of our 2027 Notes in the prior year, as well as a decrease in customer funds liability, partially offset by proceeds from our Revolving Credit Facility.
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
Revolving Credit Facility
We have a total borrowing commitment of $225.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA, and the lenders party thereto (the Revolving Credit Facility), of which we borrowed $135.0 million as of June 30, 2023. In August 2022, we amended the Revolving Credit Facility to increase the borrowing capacity from $75.0 million to $225.0 million. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our Divvy charge card and certain related collateral. Our Revolving Credit Facility matures in June 2024 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S.-based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $68.6 million as of June 30, 2023 and have not been recorded on our consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of June 30, 2023.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of June 30, 2023.

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
Spending Businesses Rewards
We offer a promotion program whereby users of our spend and expense management products can earn rewards based on the volume of their card transactions. Users can redeem those rewards for statement credits or cash, travel, and gift cards, among other things. We establish a rewards liability that represents management’s estimate of the cost for earned rewards. The portion of our liability related to points earned is determined based on an estimate of the redemption cost and an estimate of expected redemption (net of breakage). Our estimated liability could fluctuate based on the changes on the input used to make our estimate.
Stock-based Compensation
Stock-based compensation expense related to stock option awards and purchase rights issued under our ESPP is measured at fair value on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense for performance-based awards is measured at fair value on the date of grant using the Black-Scholes valuation option-pricing model or other valuation technique depending on the nature of the award. Awards that are classified as liabilities are remeasured at fair value at the end of each reporting period. These valuation methods require inputs that are based on estimates, which are highly subjective.
Estimates used in the Black-Scholes option-pricing model include:
Expected term – Represents the period that stock option awards are expected to be outstanding. The expected term for stock option awards is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
Expected volatility – The expected volatility was estimated based on the historical volatility of the Company’s common stock.
Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of stock option awards for periods corresponding with the expected term of the option.
Expected dividend yield – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock.
We recognize the compensation costs for stock option awards, purchase rights issued under our ESPP, and market-based RSUs over the requisite service period of the awards, which is generally the vesting term, reduced for estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the forfeiture rate based on the historical experience. We recognize compensation costs for performance-based awards over the vesting period if it is probable that the performance condition will be achieved.
Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our overall investment portfolio is comprised of corporate investments and funds held for customers. Our corporate investments are invested in cash and cash equivalents and investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. Our customer funds assets are invested with safety of principal as the primary objective. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. Our customer funds assets are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Interest Rate and Credit Risk
We are exposed to interest rate risk relating to our investments of corporate cash and funds held for customers that we process through our bank accounts. Our corporate investment portfolio consists principally of interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper, other corporate notes, asset-backed securities, and U.S. Treasury securities. Funds that we hold for customers are held in non-interest and interest-bearing bank deposits, money market funds, certificates of deposit, commercial paper, other corporate notes, and U.S. Treasury securities. We recognize interest earned from funds held for customers as revenue. We do not pay interest to customers.
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 3.51% during fiscal 2023 compared to 0.29% during fiscal 2022 due primarily to the changes in the short-term interest rate environment during fiscal 2023.
Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) since we classify our marketable debt securities as available for sale. Our investments in marketable debt securities are generally held through maturity with minimal sales before maturity barring unforeseen circumstances, and thus unrealized gains or losses on fixed-income securities from market interest rate decreases or increases are not realized as the securities mature at par.
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of June 30, 2023, we borrowed $135.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1% increase or decrease in interest rates would not have a material effect on our financial results.
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
We are exposed to credit risk from card receivable balances we have with our spending businesses. Spending businesses may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Although we regularly review our credit exposure to specific spending businesses and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, and minimum payment regulations). We rely principally on the creditworthiness of spending businesses for repayment of card receivables and therefore have limited recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of card receivables, these estimates may differ from actual losses.
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

Inflation Risk
We do not believe that inflation had a material effect on our cash flows and operating results during fiscal 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact us in the future. We have assessed these impacts for the current reporting period, and conclude that the new law does not have a material impact on our fiscal 2023 financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BILL Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BILL Holdings, Inc. (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 29, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Funds Held for Customers and Customer Fund Deposits
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, funds held for customers and the corresponding customer fund deposits liability represent the Company’s contractual obligations to remit funds to customers or customers’ suppliers, to satisfy customers’ fund obligations and are recorded as an asset and corresponding liability at the time the Company collects funds from customers or on behalf of customers. At June 30, 2023, the Company reported funds held for customers and a corresponding customer fund deposits liability of $3.4 billion. The Company processes a high volume of transactions comprising of funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers.
Auditing the funds held for customers and corresponding customer fund deposits liability was complex and involved increased audit effort due to the complexity of the account reconciliations, the significance of the balances, and the high volume of transactions.

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
San Mateo, California
August 29, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BILL Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BILL Holdings, Inc.’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, BILL Holdings. Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and our report dated August 29, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

San Mateo, California
August 29, 2023

BILL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,617,151	$1,596,542
Short-term investments	1,043,110	1,108,493
Accounts receivable, net	28,233	24,045
Acquired card receivables, net	458,650	256,392
Prepaid expenses and other current assets	170,111	151,258
Funds held for customers	3,355,909	3,142,660
Total current assets	6,673,164	6,279,390
Non-current assets:
Operating lease right-of-use assets, net	68,988	76,445
Property and equipment, net	81,564	56,985
Intangible assets, net	361,427	432,583
Goodwill	2,396,509	2,362,893
Other assets	54,366	47,730
Total assets	$9,636,018	$9,256,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,519	$9,948
Accrued compensation and benefits	32,901	29,004
Deferred revenue	26,328	31,868
Other accruals and current liabilities	194,733	120,080
Borrowings from credit facilities, net	135,046	75,097
Customer fund deposits	3,355,909	3,142,660
Total current liabilities	3,753,436	3,408,657
Non-current liabilities:
Deferred revenue	410	2,159
Operating lease liabilities	72,477	82,728
Convertible senior notes, net	1,704,782	1,697,985
Other long-term liabilities	18,944	20,803
Total liabilities	5,550,049	5,212,332
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 shares authorized; 106,550 and 104,731 shares issued and outstanding at June 30, 2023 and 2022, respectively	2	2
Additional paid-in capital	4,946,623	4,598,737
Accumulated other comprehensive loss	(4,488)	(10,217)
Accumulated deficit	(856,168)	(544,828)
Total stockholders' equity	4,085,969	4,043,694
Total liabilities and stockholders' equity	$9,636,018	$9,256,026
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2023	2022	2021
Revenue
Subscription and transaction fees	$944,710	$633,365	$232,255
Interest on funds held for customers	113,758	8,594	6,010
Total revenue	1,058,468	641,959	238,265
Cost of revenue
Service costs	151,010	105,496	56,576
Depreciation and amortization of intangible assets (1)	42,967	39,508	5,230
Total cost of revenue	193,977	145,004	61,806
Gross profit	864,491	496,955	176,459
Operating expenses
Research and development	314,632	219,818	89,503
Sales and marketing	515,858	307,151	67,935
General and administrative	281,278	241,174	128,116
Depreciation and amortization of intangible assets (1)	48,496	45,630	4,872
Total operating expenses	1,160,264	813,773	290,426
Loss from operations	(295,773)	(316,818)	(113,967)
Other income (expense), net	72,856	(13,861)	(25,370)
Loss before provision for (benefit from) income taxes	(222,917)	(330,679)	(139,337)
Provision for (benefit from) income taxes	808	(4,318)	(40,617)
Net loss	$(223,725)	$(326,361)	$(98,720)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.11)	$(3.21)	$(1.19)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	105,976	101,753	82,813
(1) Depreciation expense does not include amortization of capitalized internal-use software wage costs.

See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended June 30,
	2023	2022	2021
Net loss	$(223,725)	$(326,361)	$(98,720)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	5,729	(10,117)	(2,520)
Comprehensive loss	$(217,996)	$(336,478)	$(101,240)
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2020	79,635	$2	$857,044	$2,420	$(148,747)	$710,719
Issuance of common stock as consideration for an acquisition, net of issuance costs	10,767	—	1,603,031	—	—	1,603,031
Fair value of replacement awards	—	—	55,275	—	—	55,275
Equity component of 2025 Notes, net of issuance costs and taxes	—	—	245,066	—	—	245,066
Purchase of capped calls	—	—	(87,860)	—	—	(87,860)
Issuance of common stock upon exercise of stock options and release of restricted stock units	3,656	—	26,981	—	—	26,981
Issuance of common stock under the employee stock purchase plan	446	—	8,864	—	—	8,864
Stock-based compensation	—	—	68,754	—	—	68,754
Other comprehensive loss	—	—	—	(2,520)	—	(2,520)
Net loss	—	—	—	—	(98,720)	(98,720)
Balance at June 30, 2021	94,504	2	2,777,155	(100)	(247,467)	2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for the acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	3,283	—	34,024	—	—	34,024
Issuance of common stock under the employee stock purchase plan	82	—	12,849	—	—	12,849
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	201,573	—	—	201,573
Other comprehensive loss	—	—	—	(10,117)	—	(10,117)
Net loss	—	—	—	—	(326,361)	(326,361)
Balance at June 30, 2022	104,731	2	4,598,737	(10,217)	(544,828)	4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	2,703	—	13,872	—	—	13,872
Issuance of common stock as consideration for an acquisition	40	—	3,375	—	—	3,375
Issuance of common stock under the employee stock purchase plan	182	—	17,879	—	—	17,879
Repurchase and retirement of common stock	(1,106)	—	—	—	(87,615)	(87,615)
Stock-based compensation	—	—	312,760	—	—	312,760
Other comprehensive income	—	—	—	5,729	—	5,729
Net loss	—	—	—	—	(223,725)	(223,725)
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(223,725)	$(326,361)	$(98,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	313,567	197,157	68,290
Amortization of intangible assets	80,205	75,977	5,659
Depreciation of property and equipment	11,258	9,161	4,443
Amortization of capitalized internal-use software costs	4,215	2,366	907
Amortization of debt discount and issuance costs, net of accretion of debt premium	6,964	4,777	27,531
Amortization of premium (accretion of discount) on investments in marketable debt securities	(37,194)	11,386	4,692
Provision for losses on acquired card receivables and other financial assets	32,189	19,879	741
Non-cash operating lease expense	9,493	8,601	3,813
Deferred income taxes	(1,361)	(4,075)	(40,617)
Other	1,127	(726)	—
Changes in assets and liabilities:
Accounts receivable	(4,482)	(3,032)	(6,535)
Prepaid expenses and other current assets	(16,844)	(12,970)	706
Other assets	320	5,105	(12,525)
Accounts payable	(1,686)	(3,771)	7,417
Other accruals and current liabilities	34,465	7,460	22,980
Operating lease liabilities	(10,303)	(7,877)	8,395
Other long-term liabilities	(3,097)	(6,749)	592
Deferred revenue	(7,343)	5,599	6,854
Net cash provided by (used in) operating activities	187,768	(18,093)	4,623
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	(28,902)	(144,349)	(556,090)
Purchases of corporate and customer fund short-term investments	(2,743,763)	(2,801,697)	(2,070,296)
Proceeds from maturities of corporate and customer fund short-term investments	3,283,961	1,902,474	1,104,532
Proceeds from sale of corporate and customer fund short-term investments	11,607	55,744	142,665
Increase in acquired card receivables, net	(234,256)	(129,178)	(26,495)
Purchases of property and equipment	(7,589)	(5,377)	(18,902)
Capitalization of internal-use software costs	(23,614)	(10,259)	(2,304)
Proceeds from beneficial interest	2,080	6,699	—
Other	(239)	(1,359)	—
Net cash provided by (used in) investing activities	259,285	(1,127,302)	(1,426,890)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	1,341,122	—
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	—	560,075	1,129,379
Purchase of capped calls	—	(37,893)	(87,860)
Increase in customer fund deposits liability and other	204,390	941,003	563,291
Repurchase of common stock	(87,615)	—	—
Increase in prepaid card deposits	26,584	29,886	—
Proceeds from line of credit borrowings	60,000	37,500	—
Payments on line of credit and bank borrowings	—	(40,000)	(2,300)
Proceeds from exercise of stock options	13,872	34,024	28,209
Proceeds from issuance of common stock under the employee stock purchase plan	17,879	12,849	8,864
Net cash provided by financing activities	235,110	2,878,566	1,639,583
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(38)	(149)	—
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	682,125	1,733,022	217,316
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	3,542,715	1,809,693	1,592,377
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$4,224,840	$3,542,715	$1,809,693
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,617,151	$1,596,542	$509,615
Restricted cash included in other current assets	87,322	85,252	10,977
Restricted cash included in other assets	13,810	6,724	6,875
Restricted cash and restricted cash equivalents included in funds held for customers	2,506,557	1,854,197	1,282,226
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$4,224,840	$3,542,715	$1,809,693
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$7,440	$4,867	$112
Cash paid for income taxes during the period	$1,266	$—	$—
Noncash investing and financing activities:
Payable on purchases of property and equipment and internal-use software costs	$174	$1,936	$664
Fair value of shares issued as consideration for acquisition	$3,375	$488,494	$1,603,543
Fair value of stock-based awards assumed in acquisition	$—	$21,724	$55,275
Fair value of earn-out consideration for acquisition	$10,762	$—	$—
Recognition of beneficial interest	$1,682	$4,690	$—
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Bill.com, Inc. was incorporated in the State of Delaware in April 2006. BILL.com Holdings, Inc., was incorporated in the State of Delaware in August 2018. In November 2018, Bill.com, Inc. consummated a reorganization with Bill.com Holdings, Inc. (renamed BILL Holdings, Inc. in February 2023), resulting in the latter becoming the parent entity of Bill.com, Inc. Bill.com, Inc. was subsequently converted into a limited liability company and renamed Bill.com, LLC. BILL Holdings, Inc. and its wholly owned subsidiaries are collectively referred to as the “Company”.
The Company is a provider of software-as-a-service, cloud-based payments, and spend and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back-office efficiency.
Follow-on Offering
On September 24, 2021, the Company closed a public offering in which the Company issued and sold a total of 5,073,529 shares of common stock at a public offering price of $272.00 per share. The Company received $1.3 billion in net proceeds from this public offering, after deducting underwriting discounts, commissions, and other offering costs of $38.9 million.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC). All intercompany accounts and transactions have been eliminated.
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are mainly located in the United States (U.S.) and revenue is mainly generated in the U.S. Long-lived assets outside the U.S. are not material as of June 30, 2023 and 2022. Total revenue from external customers outside of the U.S. was approximately 3% of consolidated total revenue during the years ended June 30, 2023 and 2022. There were no revenue from external customers outside of the U.S. for the year ended June 30, 2021.
Business Combinations
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
The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, discount rates, and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods (e.g., relief from royalty methods). The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition-related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the tangible and intangible assets acquired and liabilities assumed, including the fair value of acquired intangible assets, an indemnification asset related to certain assumed liabilities, net lease liabilities, uncertain tax positions, tax-related valuation allowances, and pre-acquisition contingencies with a corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to useful lives of long-lived assets; capitalization of internal-use software costs; incremental borrowing rates for right-of-use (ROU) operating lease assets, and operating lease liabilities; the estimate of losses on accounts receivable, acquired card receivables and other financial assets; accrual for rewards; variable consideration used in revenue recognition for certain contracts; benefit periods used to amortize deferred costs; reserve for losses on funds held for customers; inputs used to value certain stock-based compensation awards; and valuation of income taxes. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Funds Held for Customers and Customer Fund Deposits
Funds held for customers and the corresponding liability on customer fund deposits represent funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers. Generally, these funds held for customers are initially deposited in separate bank accounts until remitted to the customers’ suppliers or to the customers. Funds held for customers also include amounts that are held by or deposited into the accounts of payment processing companies and receivables from customers. The funds held for customers are restricted for the purpose of satisfying the customers’ fund obligations and are not available for general business use by the Company. The Company partially invests funds held for customers in highly liquid investments with maturities of three months or less, consisting of money market funds and marketable debt securities, and in marketable debt securities with maturities of more than three months up to thirteen months at the time of purchase. Funds held for customers that are invested in marketable debt securities are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company contractually earns interest on funds held for customers with associated counterparties.
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

Short–term Investments
The Company invests excess cash in a diversified portfolio of highly rated marketable debt securities with maturities of more than three months. These securities are classified as available-for-sale and recorded at fair value. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. After consideration of risk versus reward attributes and liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets. Unrealized gains or losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss.
An impairment loss is recognized when the decline in fair value of the marketable debt securities is determined to be other than temporary. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. The Company periodically evaluates its investments to determine if impairment charges are required. The Company determined that there was no other-than-temporary impairment on short-term investments during each of the years ended June 30, 2023, 2022, and 2021.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, and acquired card receivables (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents and short-term investments with large multinational financial institutions that may at times exceed federally insured limits. In connection with recent instability in the U.S. banking system, the Company's management has taken incremental precautions to safeguard its assets and evaluate the nature and extent of its financial partnerships. Management believes that the financial institutions with which the Company does business are financially sound with minimal credit risk. Management further believes the associated risk of concentration for the Company’s investments is mitigated by holding a diversified portfolio of highly rated investments consisting of money market funds and short-term debt securities.
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets is recognized, if material. As of June 30, 2023 and 2022, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $15.9 million and $5.8 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on the purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 15).
There were no customers that exceeded 10% of the Company’s total revenue during each of the years ended June 30, 2023, 2022, and 2021.
Foreign Currency
The functional currency of the Company's foreign subsidiaries is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiaries are included in other (expense) income, net in the accompanying statements of operations.
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
Acquired Card Receivables
The portfolios of acquired card receivables are U.S. based commercial accounts diversified across various geographies and industries. The Company manages credit risk based on common risk characteristics including financial condition of the users of the spend and expense management application.
Acquired card receivables are reported at their principal amounts outstanding net of allowance for credit losses. Acquired card receivables are deemed to be held for investment when such receivables are not acquired specifically for resale.
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
Acquired card receivables represent amounts due on card transactions integrated with the spend and expense management application. The Company is contractually obligated to purchase all card receivables from U.S.-based card issuing banks (Issuing Banks) including authorized transactions that have not cleared at the Issuing Banks. Acquired card receivables are recorded at the time a transaction clears the Issuing Banks and generally payment for the card receivables is made on the day the transaction clears the Issuing Banks.
The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for credit losses reflects the Company’s estimate of uncollectible balances resulting from credit and fraud losses and is based on the determination of the amount of expected losses inherent in the acquired card receivable as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, the Company uses models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. The Company uses these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivable balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. The Company’s models use past loss experience to estimate the probability of default and exposure at default by aged balances. The Company also estimates the likelihood and magnitude of recovery of previously written off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts. In general, acquired card receivables are written off after substantially the entire balance becomes 120 days delinquent. Assumptions regarding expected losses are reviewed periodically and may be impacted by actual performance of the acquired card receivables and changes in any of the factors discussed above. As of June 30, 2023 and 2022, the allowance for potential credit losses on acquired card receivables shown on the consolidated balance sheets totaled $15.5 million and $5.4 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on purchase of card receivables that have been authorized but not cleared at the end of the periods (see Note 15).

Derivative Instruments
The Company retains a beneficial interest derivative in the form of a deferred purchase price on card receivables sold. This derivative is not designated as a hedging instrument, and is initially recorded at fair value, with subsequent changes in fair value recorded through other gains and losses. The Company does not use derivative instruments for speculative or trading purposes. The beneficial interest derivative is a residual interest in collections on card receivables sold, and serves to align the economic interests of the Company as servicer with those of the purchasing bank. Effective August 2022, the Company ceased selling acquired card receivables (see Note 7).
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
The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the estimated useful lives of the software, generally three years commencing on the first day of the month following when the software is ready for its intended use. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred.
Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized.
Intangible Assets
The Company generally recognizes assets for customer relationships, developed technology and finite-lived trade names from an acquisition. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, generally from three to ten years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and trade names is recognized in sales and marketing expenses.
Impairment
Goodwill is tested annually at the reporting unit level for impairment during the fourth fiscal quarter or more frequently if facts or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has one reporting unit; therefore, all of its goodwill is associated with the entire company. Management has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company also has the option to bypass the qualitative assessment and perform the quantitative assessment.
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
Based on management's assessment, the Company did not recognize any impairment losses on its goodwill, finite-lived intangible assets or other long-lived assets during the periods presented herein.
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
The Company uses the non-cancelable lease term when recognizing the ROU assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted with the remaining ROU asset.
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
Accrued Rewards
Spending businesses participate in rewards programs based on card transactions. The Company records a rewards liability that represents the estimated cost for rewards owed to spending businesses. Rewards liabilities are impacted over time by redemption costs and by spending businesses meeting eligibility requirements. Changes in the rewards liabilities during the period are recognized as an increase or decrease to sales and marketing expense in the accompanying consolidated statements of operations. The accrued rewards liability, which was $55.4 million and $36.2 million as of June 30, 2023 and 2022, respectively, is included in other accruals and current liabilities in the accompanying consolidated balance sheets. The rewards expense, which was $173.9 million, $95.2 million, and $4.5 million, during the years ended June 30, 2023, 2022, and 2021, respectively, is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Revenue Recognition
The Company enters into contracts with small and midsize businesses (SMB) and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears or upfront, or annual arrangements paid up front. The Company charges its SMB and accounting firm customers subscription fees for access to its platform either based on the number of users or per customer account and the level of service. The Company generally also charges these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company’s website.
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
The Company enables SMB and accounting firm customers to make virtual card payments to their suppliers. The Company also facilitate the extension of credit to spending businesses through the Divvy product in the form of Divvy cards. The spending businesses utilize the credit on Divvy cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and Divvy cards are originated through agreements with Issuing Banks. The agreements with the Issuing Banks allow for card transactions on the MasterCard and Visa networks. For each virtual card and Divvy card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of rebates received from the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements.
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
Deferred Costs
Deferred costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred service costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Sales commissions paid on renewals are not material and are not commensurate with sales commissions paid on the initial contract. Deferred sales commissions are amortized ratably over the estimated life of the customer relationship aligned with the pattern of customer attrition, taking into consideration the initial contract term and expected renewal periods. Deferred service costs are amortized ratably over the estimated benefit period of the capitalized costs starting on the go-live date of the service.
Service Costs
Service costs consist primarily of personnel-related costs, including stock-based compensation expenses, for the Company’s customer success and payment operations teams, outsourced support services for the Company's customer success team, costs that are directly attributed to processing customers’, and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments, such as ACH, check and cross-border wires), direct and amortized costs for implementing and integrating the Company’s platform into the customers’ systems, costs for maintaining, optimizing, and securing the Company’s cloud payments infrastructure, amortization of capitalized internal-use software (excluding capitalized stock-based compensation), fees on the investment of customer funds, and allocation of overhead costs.
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
Expected volatility – The expected volatility was estimated based on the historical volatility of the Company’s common stock.
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
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2023, 2022, and 2021 were $39.0 million, $29.4 million, and $8.5 million, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred income tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the Company's assets and liabilities, net operating loss (NOL), and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.
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
New Accounting Pronouncements:
Adopted
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires a company to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The Company early adopted this ASU on a prospective basis beginning July 1, 2022. The Company does not expect the adoption to have a material impact on the Company's financial statements.
Not Yet Adopted
The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its financial statements.

NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Year ended June 30,
	2023	2022	2021
SMBs, accounting firms, spending businesses and other	$901,602	$603,171	$218,227
Financial institutions	43,108	30,194	14,028
Total subscription and transaction fees	944,710	633,365	232,255
Interest on funds held for customers	113,758	8,594	6,010
Total revenue	$1,058,468	$641,959	$238,265

Deferred revenue

Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the year ended June 30, 2023, the Company recognized approximately $32 million of revenue that was included in the deferred revenue balance as of June 30, 2022.

Remaining performance obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $131.1 million. Of the total remaining performance obligations, the Company expects to recognize approximately 77% within two years and 23% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Unbilled revenue

Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $14.0 million and $11.4 million as of June 30, 2023 and 2022, respectively.
Deferred costs
Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2023	2022
Deferred sales commissions:
Current	$6,523	$5,460
Non-current	12,317	9,187
Total deferred sales commissions	$18,840	$14,647
Deferred service costs:
Current	$904	$720
Non-current	2,221	3,433
Total deferred service costs	$3,125	$4,153
The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions, which is included in sales and marketing in the accompanying consolidated statements of operations, was $6.6 million, $5.2 million, and $3.6 million during the years ended June 30, 2023, 2022, and 2021, respectively. The amortization of deferred service costs, which is included in the service costs in the accompanying consolidated statements of operations, was $2.5 million, $1.6 million, and $0.6 million during the years ended June 30, 2023, 2022, and 2021, respectively.
NOTE 3 – BUSINESS COMBINATION

Fiscal 2022 Acquisition

On September 1, 2021, the Company acquired 100% of the outstanding equity interests of Invoice2go, LLC, and Cimrid Pty, Ltd (together, Invoice2go). The results of Invoice2go's operations have been included in the accompanying consolidated financial statements since the acquisition date. Invoice2go provides mobile-first accounts receivable software that empowers SMBs and freelancers to grow their client base, manage invoicing and payments, and build their brand. Invoice2go has operations in the U.S. and in Australia, and serves a large global customer base of SMBs. The acquisition of Invoice2go will enhance the Company’s ability to provide an expanded product solution to enable SMBs to manage accounts payable, corporate card spend, and accounts receivable all in one place. Additionally, the acquisition will expand the market opportunity for the Company by offering Invoice2go's product to its existing customers and network members and vice versa.

The acquisition purchase consideration totaled $674.3 million, which consisted of the following (in thousands):

Equity consideration (1)	$510,218
Cash	164,087
Total	$674,305

(1) This includes 1,788,372 shares of the Company’s common stock issued with a fair value based upon the opening market price on the acquisition date. This also includes the stock options assumed to replace stock options that were outstanding on the acquisition date under Invoice2go's 2014 Equity Incentive Plan. The fair value of these stock options was $21.7 million, which was the amount attributable to the pre-combination requisite service period.
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

Developed technology was measured at fair value using the relief-from-royalty method of the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from existing technology, a pre-tax royalty rate of 15.0%, and a discount rate of 12.3%.

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 2.5%, and a discount rate of 12.3%.

The $585.4 million goodwill is attributable primarily to the expected synergies and economies of scale expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes. As a result of the adoption of ASU 2021-08 Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on October 1, 2021, retrospectively to September 1, 2021, the Company recorded adjustments of $8.0 million to increase goodwill and deferred revenue, and an immaterial amount to deferred income tax liability. The amounts recorded as measurement period adjustments were not material during the 12-month measurement period.

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

(1) This includes 10,767,140 shares of the Company’s common stock issued with a fair value based upon the opening market price on the acquisition date. This also includes the stock options assumed to replace stock options that were granted after May 1, 2019 under Divvy’s 2016 Equity Incentive Plan and were outstanding on the acquisition date. The fair value of these stock options was $55.3 million, which was the amount attributable to the pre-combination requisite service period.

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

Following the acquisition of Divvy, the Company had a period of not more than 12 months to finalize the fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and indemnification asset related to certain assumed liabilities at the acquisition date. During the 12-month measurement period, the Company remeasured the fair value of the leases acquired and the replacement stock-based awards included in the purchase consideration. The effect of these measurement period adjustments resulted in a decrease of goodwill by $2.7 million. There were no other material adjustments made during the 12-month measurement period related to the acquisition of Divvy.
Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 16.0%.
Developed technology was measured at fair value using the relief-from-royalty method of the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from existing technology, a pre-tax royalty rate of 15.0%, and a discount rate of 16.0%.

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 1.0%, and a discount rate of 16.0%.
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
The amounts of Divvy’s total revenue and net loss that were included in the Company’s consolidated statement of operations from the acquisition date through June 30, 2021 were $10.3 million and $11.4 million, respectively.

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

Year ended June 30,
2021
Total revenue	$307,618
Net loss	$(223,470)
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
The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,131,621	$—	$—	$1,131,621
Certificates of deposit	—	2,578	—	2,578
Corporate bonds	—	45,301	—	45,301
U.S. treasury securities	44,856	—	—	44,856
	1,176,477	47,879	—	1,224,356
Short-term investments:
Corporate bonds	—	479,483	—	479,483
U.S. treasury securities	408,368	—	—	408,368
U.S. agency securities	—	57,967	—	57,967
Asset-backed securities	—	51,193	—	51,193
Certificates of deposit	—	46,099	—	46,099
	408,368	634,742	—	1,043,110
Funds held for customers:
Restricted cash equivalents
Money market funds	713,469	—	—	713,469
	713,469	—	—	713,469
Short-term investments
Corporate bonds	—	433,920	—	433,920
Certificates of deposit	—	233,291	—	233,291
U.S. agency securities	—	27,458	—	27,458
Asset-backed securities	—	70,661	—	70,661
U.S. treasury securities	81,074	—	—	81,074
	81,074	765,330	—	846,404
Total assets measured at fair value	$2,379,388	$1,447,951	$—	$3,827,339

Liabilities
Contingent consideration(1)	—	—	(12,035)	—
Total liabilities measured at fair value	$—	$—	$(12,035)	$—
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
The Company has $575 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of June 30, 2023. The Company carries the Notes at par value, less the unamortized issuance costs in the accompanying consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $473.7 million and $1.19 billion, respectively, as of June 30, 2023. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.

NOTE 5 – SHORT-TERM INVESTMENTS
Short-term investments consisted of the following as of the dates presented (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$481,658	$207	$(2,382)	$479,483
U.S. treasury securities	409,586	42	(1,260)	408,368
Asset-backed securities	51,321	8	(136)	51,193
Certificates of deposit	46,099	—	—	46,099
U.S. agency securities	58,166	—	(199)	57,967
	$1,046,830	$257	$(3,977)	$1,043,110

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$601,987	$3	$(4,786)	$597,204
U.S. treasury securities	424,644	1	(2,917)	421,728
Asset-backed securities	51,622	—	(216)	51,406
Certificates of deposit	38,155	—	—	38,155
	$1,116,408	$4	$(7,919)	$1,108,493
The amortized cost and fair value amounts include accrued interest receivable of $4.3 million and $3.0 million at June 30, 2023 and 2022, respectively.
As of June 30, 2023, the fair value of the Company’s short-term investments that mature within one year and thereafter was $758.1 million and $285.0 million, respectively, or 73% and 27%, respectively, of the Company’s total short-term investments. As of June 30, 2022, the fair value of the Company’s short-term investments that mature within one year and thereafter was $961.8 million and $146.7 million, respectively, or 87% and 13%, respectively, of the Company’s total short-term investments.
As of June 30, 2023, approximately 190 out of approximately 330 investment positions were in an unrealized loss position. The following table presents the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2023
	Fair value	Unrealized losses
Corporate bonds	$296,562	$(2,382)
U.S. treasury securities	213,726	(1,260)
Asset-backed securities	38,426	(136)
U.S. agency securities	57,967	(199)
Total	$606,681	$(3,977)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$392,699	$(4,786)
U.S. treasury securities	411,787	(2,917)
Asset backed securities	51,406	(216)
Total	$855,892	$(7,919)
The Company investments balance with unrealized losses that had been in a continuous unrealized loss position for less than 12 months was $506.5 million and $851.8 million as of June 30, 2023 and June 30, 2022, respectively. Investments balance with unrealized losses that had been in a continuous unrealized loss position for more than 12 months was $100.2 million and not material as of June 30, 2023 and June 30, 2022, respectively. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on the short-term investments during each of the years ended June 30, 2023, 2022, and 2021.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of each of June 30, 2023 and 2022 because they were not material.
NOTE 6 – FUNDS HELD FOR CUSTOMERS
Funds held for customers consisted of the following as of the dates presented (in thousands):

	June 30,
	2023	2022
Restricted cash	$1,793,088	$1,685,937
Restricted cash equivalents	713,469	168,260
Funds receivable	12,822	6,747
Corporate bonds	433,920	807,685
Certificates of deposit	233,291	397,533
Municipal bonds	—	6,516
Asset-backed securities	70,661	69,912
U.S. agency securities	27,458	—
U.S. treasury securities	81,074	3,072
Total funds held for customers	3,365,783	3,145,662
Less - income earned by the Company included in other current assets	(9,874)	(3,002)
Total funds held for customers, net of income earned by the Company	$3,355,909	$3,142,660
Income earned by the Company that is included in other current assets represents interest income, accretion of discount (offset by amortization of premium), and net unrealized gains on customer funds that were invested in money market funds and short-term marketable debt securities. Earnings from these investments are contractually earned by the Company and are expected to be transferred into the Company’s corporate deposit account upon sale or settlement of the associated investment, and are not considered funds held for customers.

Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$433,936	$18	$(34)	$433,920
Certificates of deposit	233,290	1	—	233,291
Asset-backed securities	70,993	—	(332)	70,661
U.S. agency securities	27,484	5	(31)	27,458
U.S. treasury securities	81,309	1	(236)	81,074
Total	$847,012	$25	$(633)	$846,404

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$809,113	$1	$(1,429)	$807,685
Certificates of deposit	397,533	—	—	397,533
Municipal bonds	6,542	—	(26)	6,516
Asset backed securities	70,574	—	(662)	69,912
U.S. treasury securities	3,082	—	(10)	3,072
Total	$1,286,844	$1	$(2,127)	$1,284,718
The amortized cost and fair value amounts include accrued interest receivable of $6.9 million and $3.0 million at June 30, 2023 and 2022, respectively.
As of June 30, 2023, approximately 93%, or $785.3 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 7%, or $61.1 million, mature thereafter. As of June 30, 2022, 95%, or $1.2 billion, of the funds held for customers invested in short-term marketable debt securities matured within one year and approximately 5%, or $69.9 million, mature thereafter.
As of June 30, 2023, approximately 50 out of approximately 230 investment positions were in an unrealized loss position. The following tables present the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2023
	Fair value	Unrealized losses
Corporate bonds	$34,530	$(34)
Asset-backed securities	70,661	(332)
U.S. agency securities	22,494	(31)
U.S. treasury securities	74,888	(236)
Total	$202,573	$(633)

	June 30, 2022
	Fair value	Unrealized losses
Corporate bonds	$301,625	$(1,429)
Municipal bonds	6,516	(26)
Asset backed securities	64,361	(662)
U.S. treasury securities	3,072	(10)
Total	$375,574	$(2,127)
Investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months was $191.0 million and $375.6 million as of June 30, 2023 and June 30, 2022, respectively. Investments balance with unrealized losses that had been in a continuous unrealized loss position for more than 12 months was not material as of June 30, 2023 and 2022. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which will be at maturity. Therefore, the Company does not consider those unrealized investment losses as other-than-temporary impairment of the investments. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during each of the years ended June 30, 2023, 2022, and 2021.
The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of each of June 30, 2023 and 2022 because they were not material.
NOTE 7 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
Acquired card receivables consisted of the following as of the dates presented (in thousands):

	June 30,
	2023	2022
Gross amount of acquired card receivables	$474,148	$261,806
Less: allowance for credit losses	(15,498)	(5,414)
Total	$458,650	$256,392
Certain lines of credit and acquired card receivable balances are collateralized by cash deposits held by the Issuing Banks. Before an account is charged off, the Company obtains any available cash collateral from the Issuing Banks. As of June 30, 2023, approximately $188.0 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 10).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during each of the years ended June 30, 2023 and 2022.
The acquired card receivable balances above do not include purchases of card receivables from the Issuing Banks that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of June 30, 2023 totaled $68.6 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of each of June 30, 2023 and 2022 (see Note 15).
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

	June 30,
	2023	2022
Current and less than 30 days past due	$463,704	$257,618
30 ~ 59 days past due	2,507	1,677
60 ~ 89 days past due	4,544	1,199
90 ~ 119 days past due	3,196	1,186
Over 119 days past due	197	126
Total	$474,148	$261,806
The amount of outstanding balance of acquired card receivables that is (i) 90 days or more past due that continue to accrue fees and has an allowance for outstanding balance and fees and (ii) classified as nonperforming was not material as of each of June 30, 2023 and 2022.
As part of its collection efforts, the Company may modify card receivables terms with spending businesses that defaulted on payments; such modifications may include principal forgiveness, late fee forgiveness, and/or an extension of payment terms. Total card receivables subject to such modifications were not material during the years ended June 30, 2023 and 2022. Outstanding and modified card receivables as of June 30, 2023 subject to modification were not material. Upon the Company's determination that a modified card receivable (or a portion of the card receivable) has subsequently been deemed uncollectible, the card receivable balance and allowance for credit losses are adjusted for the uncollectible portion.
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses (in thousands):

	June 30,
	2023	2022
Balance, beginning	$5,414	$1,740
Initial allowance for credit losses on purchased card receivables with credit deterioration	10	313
Provision for expected credit losses	32,015	19,566
Charge-off amounts	(24,120)	(18,005)
Recoveries collected	2,179	1,800
Balance, ending	$15,498	$5,414
Card receivables acquired from the Issuing Banks and held for investment during the years ended June 30, 2023 and 2022 were $13.2 billion and $6.6 billion, respectively. The allowance for credit losses related to acquired card receivables increased during the year ended June 30, 2023 due to portfolio growth.
Gross charge-off amounts for the year ended June 30, 2023 consisted of $6.5 million that originated in the year ended June 30, 2022 and $17.6 million that originated in the year ended June 30, 2023.
Card Receivables Held for Sale
The Company sells a portion of acquired card receivables to a purchasing bank at a discount. Effective August 2022, the Company ceased selling acquired card receivables.
Card receivables held for sale, which are carried at the lower of cost or estimated market value at the individual user account level based on pricing agreed upon with the purchasing bank plus an estimate of the deferred purchased card receivables held for sale, are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, amounted to zero and $8.7 million as of June 30, 2023 and 2022, respectively.
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

•the transferee or beneficial interest holders have the right to pledge or exchange the transferred financial asset; and

•the transferor, its consolidated affiliates and its agents do not maintain effective control over the transferred financial asset

The card receivables that the Company transferred to the purchasing bank during each of the years ended June 30, 2023 and 2022 met all of the requirements described above; therefore, the Company accounted for the transfer as a sale of financial assets. Accordingly, the Company measures gain or loss on the sales of financial assets as the net proceeds less the carrying amount of the card receivables sold. The net proceeds represent the fair value of any assets obtained or liabilities incurred as part of the transfer, including, but not limited to, servicing assets, servicing liabilities, or beneficial interest derivatives.
Under the agreement with the purchasing bank, the Company had a continuing involvement as servicer. Effective August 2022, the Company ceased selling acquired card receivables. The outstanding transferred card receivable balance as of June 30, 2023 and 2022 was zero and $57.3 million, respectively. The fair value of the beneficial interest derivative, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, was zero and immaterial as of June 30, 2023 and 2022, respectively. The servicing fee income was not material during each of the years ended June 30, 2023 and 2022.

Below is a summary of the fair value of consideration received from the transfer of card receivables accounted for as a sale during the periods presented (in thousands):

	Year ended June 30,
	2023(1)	2022
Initial fair value of consideration received:
Cash	$316,477	$1,483,481
Beneficial interest derivative	1,682	4,690
Total	$318,159	$1,488,171
(1) Effective August 2022, the Company ceased selling acquired card receivables.
Card receivable repurchases during each of the years ended June 30, 2023 and 2022 were not material.
Below is a summary of outstanding transferred card receivables by class (i.e., past due status) that have not been charged-off and have not been recorded on the Company's consolidated balance sheets, but with which the Company has a continuing involvement through its servicing agreements, as of the dates presented (in thousands):

	June 30,
	2023(1)	2022
Current and less than 30 days past due	$—	$56,162
30 ~ 59 days past due	—	292
60 ~ 89 days past due	—	375
90 ~ 119 days past due	—	422
Over 119 days past due	—	30
Total	$—	$57,281
(1) Effective August 2022, the Company ceased selling acquired card receivables
The difference between the outstanding balance of transferred card receivables as of June 30, 2022 and the amount derecognized for which the Company has a continuing involvement as a servicer as of June 30, 2022 was not material.
NOTE 8 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	June 30,
	2023	2022
Software and equipment	$20,971	$20,102
Capitalized software	53,950	21,457
Furniture and fixtures	12,598	10,608
Leasehold improvements	39,068	35,105
Property and equipment, gross	126,587	87,272
Less: accumulated depreciation and amortization	(45,023)	(30,287)
Property and equipment, net	$81,564	$56,985
Depreciation and amortization expense, which includes the amortization of capitalized software, during the years ended June 30, 2023, 2022, and 2021 was $15.5 million, $11.5 million, and $5.4 million, respectively.
As of June 30, 2023 and 2022, the unamortized capitalized software cost was $42.7 million and $15.7 million, respectively.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following as of the dates presented (in thousands):

	June 30,
	2023	2022
Balance, beginning	$2,362,893	$1,772,043
Addition related to acquisition during the period	33,441	585,448
Measurement period adjustments	175	(2,876)
Adoption of ASU 2021-08	—	8,278
Balance, ending	$2,396,509	$2,362,893

Intangible Assets
Intangible assets consisted of the following as of the dates presented (amounts in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(52,483)	$206,786	8.0
Developed technology	215,958	(77,178)	138,780	3.8
Trade name	48,042	(32,181)	15,861	1.0
Total	$523,269	$(161,842)	$361,427

	Jun 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(26,556)	$232,713	9.0
Developed technology	206,908	(38,909)	167,999	4.7
Trade name	48,042	(16,171)	31,871	2.0
Total	$514,219	$(81,636)	$432,583
Amortization of finite-lived intangible assets was as follows during the years ended June 30, 2023 and 2022 (in thousands):

	June 30,
	2023	2022
Cost of revenue	$38,269	$36,256
Sales and marketing	41,936	39,721
Total	$80,205	$75,977
As of June 30, 2023, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2024	$79,953
2025	61,234
2026	59,570
2027	56,912
2028	26,606
Thereafter	77,152
Total	$361,427

NOTE 10 – DEBT AND BANK BORROWINGS
Debt and borrowings consisted of the following as of the dates presented (in thousands):

	June 30,
	2023	2022
Current liabilities:
Borrowings from credit facilities (including unamortized debt premium)(1)	$135,046	$75,097
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	$575,000	$575,000
2025 Notes, principal	1,150,000	1,150,000
Less: unamortized issuance costs	(20,218)	(27,015)
Convertible senior notes, net	$1,704,782	$1,697,985
Total	$1,839,828	$1,773,082

(1) Unamortized debt issuance costs on the Revolving Credit Facility were $0.2 million and zero as of June 30, 2023 and June 30, 2022, respectively, and are included in Prepaid expense and other current assets on the consolidated balance sheet.
2027 Notes
On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes are subject to the terms and conditions of the indenture governing the 2027 Notes between the Company and Wells Fargo Bank, N.A., as trustee (2027 Notes Trustee). The net proceeds from the issuance of the 2027 Notes were $560.1 million, after deducting debt discount and debt issuance costs totaling $14.9 million.
The 2027 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions or failure to deliver reports to the 2027 Notes Trustee. The 2027 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2027 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2025 Notes. In addition, the 2027 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.
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
2025 Notes

On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes are subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and Wells Fargo Bank, N.A., as trustee (2025 Notes Trustee). The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.
The 2025 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the 2025 Notes Trustee. The 2025 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2025 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2027 Notes. In addition, the 2025 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.
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
Additional Information About the Notes
As of June 30, 2023 and 2022, the Notes consisted of the following (in thousands):

	June 30, 2023		June 30, 2022
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Liability component:
Principal	$575,000	$1,150,000	$575,000	$1,150,000
Less: unamortized debt issuance costs	(10,188)	(10,030)	(12,873)	(14,142)
Net carrying amount	$564,812	$1,139,970	$562,127	$1,135,858

The debt issuance costs of the Notes are being amortized using the effective interest method. During the years ended June 30, 2023 and 2022, the Company recognized $6.8 million and $6.1 million, respectively, of the debt issuance costs of the Notes. The effective interest rates of the 2027 Notes and 2025 Notes was 0.48% and 0.36%, respectively. As of June 30, 2023, the weighted-average remaining life of the Notes was 2.9 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of June 30, 2023.
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
Revolving Credit Facility
The Company’s Revolving Credit and Security Agreement, was executed in March 2021 (the 2021 Revolving Credit Agreement), and was amended in August 2022 (as amended, the Revolving Credit Facility), to finance the acquisition of card receivables. The Revolving Credit Facility matures in June 2024 or earlier pursuant to the agreement and has a total commitment of $225.0 million. The required minimum utilization was $135.0 million, or 60% of the total commitment, and the Company had borrowed $135.0 million against the Revolving Credit Facility as of June 30, 2023. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up to $75.0 million bore interest of 2.75% per annum and borrowings greater than $75.0 million bore interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 8.19% per annum as of June 30, 2023. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of June 30, 2023, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the agreement, with a weighted-average remaining amortization period of approximately 0.9 years. The amortization of the debt issuance costs and debt premium is recorded in interest income (expense), net in the accompanying consolidated statement of operations and during each of the years ended June 30, 2023 and 2022 was not material.
NOTE 11 – STOCKHOLDERS’ EQUITY
Equity Incentive Plans
On November 26, 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (2019 Plan), which became effective on December 10, 2019. The 2019 Plan authorizes the award of stock options, RSUs, restricted stock awards, stock appreciation rights, performance-based awards, market-based awards, cash awards, and stock bonus awards, as determined by the Company’s board of directors.
The Company’s 2016 Equity Incentive Plan (2016 Plan), which was adopted in February 2016, was terminated concurrent to the effective date of the 2019 Plan. The Company’s 2006 Equity Incentive Plan (2006 Plan), which was adopted in April 2006, was terminated upon the adoption of the 2016 Plan. There were no equity-based awards granted under the 2016 Plan and the 2006 Plan after their termination; however, all outstanding awards under the 2016 Plan and the 2006 Plan continue to remain subject to the terms of the respective Equity Incentive Plan until such awards are exercised or until they terminate or expire by their terms. The 2019 Plan, 2016 Plan, and 2006 Plan are collectively referred to as the “Equity Incentive Plans.”
The Company initially reserved 7,100,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2016 Plan, for issuance pursuant to awards granted under the 2019 Plan. The number of shares reserved for issuance under the 2019 Plan increases automatically on July 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding June 30, or a number as may be determined by the Company’s board of directors. In addition, the following shares of common stock from the 2016 Plan and the 2006 Plan will be available for grant and issuance under the 2019 Plan:
•shares issuable upon the exercise of options or subject to other awards under the 2016 Plan or 2006 Plan that cease to be subject to such options or other awards by forfeiture or after the effective date of the 2019 Plan; and
•shares issued pursuant to outstanding awards under the 2016 Plan and 2006 Plan that are forfeited or repurchased after the effective date of the 2019 Plan.
The total number of shares of common stock available for future grants under the Equity Incentive Plans was 15,087,695 shares as of June 30, 2023.
Equity Awards Assumed in Acquisitions
The Company assumed and replaced the outstanding stock options of Invoice2go and Divvy upon their acquisitions. The assumed equity awards will be settled in shares of the Company’s common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under equity incentive plans of the acquired companies.
Stock Options
The Company may grant incentive and non-statutory stock options to employees, non-employee directors, and consultants of the Company under the Equity Incentive Plans. Stock options granted generally vest and become exercisable ratably over a requisite service period of four years following the date of the grant and expire ten years from the date of the grant.
The exercise price of stock options granted is generally the market closing price of the Company’s common stock at the date of grant.

A summary of stock option activity as of June 30, 2023, and changes during the year ended June 30, 2023, is presented below:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at June 30, 2022	3,858	$18.28	6.97	$361,053
Exercised	(1,063)	$13.06
Forfeited	(207)	$29.06
Outstanding at June 30, 2023	2,588	$19.56	5.90	$258,093
Vested and expected to vest at June 30, 2023 (1)	2,560	$19.32	5.89	$255,787
Vested and exercisable at June 30, 2023	2,367	$15.62	5.79	$242,525
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
No options were granted during the year ended June 30, 2023.The fair value of options granted during the years ended June 30, 2022, and 2021 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2022	2021
Expected term (in years)	2.00 to 7.05	6.25
Expected volatility	30.0% to 81.2%	35.0% to 85.1%
Risk-free interest rate	0.20% to 2.88%	0.38% to 1.03%
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted during the years ended June 30, 2022, and 2021 was $207.07 and $132.04 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2023, 2022, and 2021 was $114.1 million, $640.0 million, and $387.1 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options. The fair value of stock options vested during the years ended June 30, 2023, 2022, and 2021 was $163.8 million, $555.8 million, and $485.7 million, respectively.
As of June 30, 2023, the total unamortized stock-based compensation cost related to the unvested stock options was approximately $14.0 million, which the Company expects to amortize over a weighted-average period of 1.5 years.
Restricted Stock Units
A summary of RSU activity as of June 30, 2023, and changes during the year ended June 30, 2023, is presented below.

	Number of shares (1) (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2022	3,279	$178.85
Granted	3,322	$120.25
Vested	(1,640)	$164.38
Forfeited	(777)	$165.37
Nonvested at June 30, 2023	4,184	$140.50

(1) Includes RSU, market-based RSUs and performance-based RSUs.
The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of RSU granted during the years ended June 30, 2023, 2022, and 2021 was $120.25, $202.79, and $134.29 per share, respectively. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the non-employee directors. The total fair value of RSUs that vested during the years ended June 30, 2023, 2022, and 2021 was approximately $197.3 million, $118.9 million, and $40.0 million, respectively.
As of June 30, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs was approximately $412.1 million, which the Company expects to amortize over a weighted-average period of 2.9 years.
Market-based RSUs
In December 2021, the Company granted a total of 50,000 market-based RSUs to one executive employee that vest based on appreciation of the price of the Company’s common stock over a multi-year period, subject to such executive’s continued service to the Company. The Company estimated the fair value of the market-based RSU award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 60%, (ii) risk-free interest rate of 1.08% to 1.21%, and (iii) total performance period of three to five years. The weighted-average grant date fair value of the market-based RSU award was $182.15 per share. The Company recognizes expense for market-based RSUs over the requisite service period of 1 to 3 years. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
As of June 30, 2023, the total unrecognized compensation expense related to the market-based RSUs was approximately $2.2 million, which is expected to be amortized over a weighted-average period of 1.1 years.
Performance-based RSUs
During the year ended June 30, 2023, the Company granted approximately 150,000 RSUs to certain executive employees that vest based upon the achievement of designated financial and continued employment with the Company over period of three years. The fair value of the performance-based RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of these performance-based RSUs was $133.48 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period based on management's estimate of the number of performance-based RSUs expected to vest. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The number of shares that ultimately vest vary with the achievement of the specified performance criteria.
As of June 30, 2023, the total unrecognized compensation expense related to the performance-based RSUs was $5.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan
On November 26, 2019, the Company’s board of directors approved the ESPP, which became effective on December 11, 2019. The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the Code), and will provide eligible employees a means to acquire shares of common stock through payroll deductions. Under the ESPP, the Company initially reserved for issuance 1,400,000 shares of common stock, which will increase automatically on July 1 of each fiscal year during the term of the ESPP by the number of shares equal to 1% of the total number of shares of common stock and preferred stock (on as-converted basis) outstanding as of the immediately preceding June 30, unless the board of directors elects to authorize a lesser number of shares; provided, that, the total number of shares issued under the ESPP may not exceed 14,000,000 shares of common stock.

The ESPP provides for consecutive offering periods of 12-months during which eligible employees can participate in the ESPP and be granted the right to purchase shares semiannually.
Eligible employees can contribute up to 15% of their eligible compensation, subject to limitation as provided for in the ESPP, and purchase the common stock at a purchase price per share equal to 85% of the lesser of the fair market value of the common stock on (i) the offering date or (ii) the purchase date.
The fair value of ESPP offerings during the years ended June 30, 2023, 2022, and 2021 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2023	2022	2021
Expected term (in years)	0.4 to 1.0	0.4 to 1.0	0.5 to 1.00
Expected volatility	81.8% to 82.5%	76.0% to 77.3%	81.0% to 88.4%
Risk-free interest rate	3.39% to 4.89%	0.06% to 0.88%	0.05% to 0.13%
Expected dividend yield	0%	0%	0%
As of June 30, 2023, the total unrecognized compensation expense related to the ESPP was $4.5 million, which is expected to be amortized over a weighted-average period of 0.5 years.
Stock Based Compensation Cost
Stock-based compensation cost by award type (in thousands):

	Year ended June 30,
	2023	2022	2021
Stock options	$37,882	$55,667	$45,035
RSUs(1)	251,456	134,222	23,225
Performance-based awards	17,914	—	—
Market-based RSUs	4,308	2,755	—
Employee stock purchase plan	11,280	8,918	4,191
Total stock-based compensation cost	$322,840	$201,562	$72,451
Stock-based compensation cost from stock options, RSUs and purchase rights issued under the ESPP was included in the following line items in the accompanying consolidated statements of operations and consolidated balance sheets (in thousands):

	Year ended June 30,
	2023	2022	2021
Revenue - subscription and transaction fees	$188	$—	$—
Cost of revenue - service costs	9,111	5,144	2,938
Research and development	93,364	54,907	16,091
Sales and marketing(1)	130,421	60,237	8,547
General and administrative	80,619	76,869	44,411
Total amount charged to loss from operations	313,703	197,157	71,987
Property and equipment (capitalized internal-use software)	9,137	4,405	464
Total stock-based compensation cost	$322,840	$201,562	$72,451
(1) In October 2022, the Company entered into separation and advisory agreements with its former Chief Revenue Officer (the CRO, and such agreements, the CRO Agreements). Pursuant to the CRO Agreements, the former CRO will serve the Company as an advisor through September 2024. Upon execution of the CRO Agreements, the Company recognized $52.2 million of stock-based compensation expense related to the former CRO's outstanding RSU awards.
Share Repurchase Program
In January 2023, the Company's board of directors authorized the repurchase of up to $300 million of the Company's outstanding shares of common stock (the Share Repurchase Program). The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans, intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock.
During the year ended June 30, 2023, the Company repurchased and subsequently retired 1,077,445 shares for $87.6 million under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on the accompanying consolidated balance sheets. As of June 30, 2023, $212.4 million remained available for future share repurchases under the Share Repurchase Program.
NOTE 12 – OTHER INCOME (EXPENSE), NET
Other income (expense), net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2023	2022	2021
Interest expense	$(15,203)	$(9,419)	$(28,158)
Lower of cost or market adjustment on card receivables sold and held for sale	(1,545)	(11,460)	(691)
Interest income	91,279	6,691	2,992
Other	(1,675)	327	487
Total	$72,856	$(13,861)	$(25,370)
NOTE 13 – INCOME TAXES
The components of loss before provision for (benefit from) income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2023	2022	2021
Domestic	$(199,452)	$(304,508)	$(139,337)
Foreign	(23,465)	(26,171)	—
Total	$(222,917)	$(330,679)	$(139,337)

The components of provision for (benefit from) income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2023	2022	2021
Current:
Federal	$572	$(247)	$—
State	1,583	—	—
Foreign	14	—	—
Total current	2,169	(247)	—
Deferred:
Federal	(995)	(1,115)	(27,529)
State	(366)	(2,956)	(13,088)
Foreign	—	—	—
Total deferred	(1,361)	(4,071)	(40,617)
Provision for (benefit from) income taxes	$808	$(4,318)	$(40,617)
The items accounting for the difference between the income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consisted of the following during the periods presented (in thousands):

	Year ended June 30,
	2023	2022	2021
Expected benefit at U.S. federal statutory rate	$(46,813)	$(69,443)	$(29,261)
State income taxes, net of federal benefit	8,087	13,509	(54)
Stock-based compensation (1)	4,253	(93,705)	(70,262)
Research and development tax credits	(19,974)	(22,061)	(8,846)
Change in valuation allowance related to acquisition (2)	(126)	(2,831)	(34,749)
Change in valuation allowance (3)	48,321	174,477	94,244
Unrecognized tax benefit	(390)	(10,975)	6,766
Acquisition-related costs	—	553	1,484
Foreign rate differential	4,942	5,496	—
Other	2,508	662	61
Provision for (benefit from) income taxes	$808	$(4,318)	$(40,617)

(1)	The rate impact during the year ended June 30, 2023 relates to the impact of non-deductible stock compensation and shortfalls related to tax deductions being smaller than the associated stock compensation expense. The rate impact during the years ended June 30, 2022 and 2021 pertains windfalls from tax deductions being larger than the associated stock compensation expense.

(2)	The rate impact during the years ended June 30, 2022 and 2021 pertains to the income tax benefit recorded as a result of the acquisitions of Invoice2go and Divvy, respectively, which allowed the Company to release a portion of its valuation allowance due to the net deferred tax liabilities that were recorded as a result of such acquisitions.

(3)	The rate impact during the year ended June 30, 2023, 2022 and 2021 pertains to (i) an increase in valuation allowance due to the increase in deferred tax assets associated with losses, capitalized R&D expense and tax credits generated during the year, (ii) a change in deferred tax liability related to the 2025 Notes, and (iii) a change in deferred tax liability related to the acquisitions of Invoice2go and Divvy.

The components of deferred tax assets and liabilities were as follows as of the dates presented (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Accruals and reserves	$12,537	$9,325
Capitalized research and development	75,694	—
Deferred revenue	1,084	1,794
Stock-based compensation	24,998	25,897
Net operating loss carryforwards	379,758	410,849
Research and development credits	62,299	46,013
Accrued rewards	1,855	2,867
Operating lease liabilities	21,616	24,203
Other	1,257	3,247
Total deferred tax assets before valuation allowance	581,098	524,195
Valuation allowance	(479,449)	(384,158)
Deferred tax assets	$101,649	$140,037
Deferred tax liabilities:
Deferred contract costs	$(4,772)	$(3,745)
Property and equipment	(13,078)	(19,316)
Intangible assets	(67,455)	(99,483)
Operating right of use assets	(17,155)	(19,490)
Total deferred tax liabilities	$(102,460)	$(142,034)
Net deferred tax liabilities	$(811)	$(1,997)
Accounting Standards Codification 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was approximately $95.3 million, $276.3 million, and $22.3 million during the years ended June 30, 2023, 2022, and 2021, respectively. The increase in the June 30, 2023 valuation allowance is primarily from the application of the Tax Cuts and Jobs Act of 2017 effective fiscal year 2023 and thereafter, that requires companies to capitalize and amortize research and development expenses rather than deduct the costs as incurred, offset by a reduction in a deferred tax liabilities. The net deferred tax liability is included as other long-term liabilities in the accompanying consolidated balance sheet.
The Tax Cuts and Job Act subjects a U.S. company to tax on its Global Intangible Low Tax Income (GILTI). Under GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. The Company elected the period expense method.
The Company does not currently operate under any tax holiday in any country in which it operates.
The Company does not have foreign earnings available to distribute. As such, there is no unrecorded deferred tax liability associated with an outside basis of foreign subsidiaries.
As of June 30, 2023, the Company had NOL carryforwards of $1.4 billion, $1.1 billion, and $83.4 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2025. As of June 30, 2023, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2023, the

Company also had research and development tax credit carryforwards of approximately $56.1 million and $35.6 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2039. The state tax credits do not expire and will carry forward indefinitely until utilized.
Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and other similar state provisions. The annual limitation may result in the expiration of NOLs and tax credits before utilization.
Below is the reconciliation of the unrecognized tax benefits related to federal and California research and development credits during the periods presented (in thousands):

		Year ended June 30,
	2023	2022	2021
Balance at the beginning of the year	$16,724	$22,185	$5,787
Add:
Tax positions related to the current year	6,642	7,354	8,267
Increase from business combination	—	160	668
Tax positions related to the prior year	226	—	7,463
Less:
Tax positions related to the prior year	—	(12,761)	—
Statute of limitations lapse	(292)	(214)	—
Balance at the end of the year	$23,300	$16,724	$22,185
The Company had unrecognized tax benefits of approximately $23.3 million and $16.7 million as of June 30, 2023 and 2022, respectively, all of which are offset by a full valuation allowance. If the unrecognized tax benefits as of June 30, 2023 is recognized, it will not have an impact to the effective tax rate due to the Company’s valuation allowance.
The amount of interest and penalties accrued as of each of June 30, 2023 and 2022 were not material.
The Company files income tax returns in the U.S. for U.S. federal, California, and various states and foreign jurisdictions. The Company’s U.S. federal, state, and foreign tax returns for all years remain subject to examination by taxing authorities as a result of unused tax attributes being carried forward. The Company records liabilities related to uncertain tax positions, which provide adequate reserves for income tax uncertainties in all open tax years. The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. The Company does not anticipate any material change on its unrecognized tax benefits over the next 12 months.

In December 2022, the Internal Revenue Service initiated an audit of Divvy's pre-acquisition tax year ending December 31, 2020, which was closed without adjustment on August 7, 2023.
NOTE 14 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2025. The Company's leases do not contain any material residual value guarantees.
As of June 30, 2023, the weighted average remaining term of these operating leases is 7.3 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.1%.

The total payment for amounts included in the measurement of operating lease liabilities was $14.9 million, $13.8 million, and $2.1 million during the years ended June 30, 2023, 2022, and 2021, respectively.
The total amount of ROU assets obtained in exchange for new operating lease liabilities was $2.0 million, $5.3 million, and $31.6 million during the years ended June 30, 2023, 2022, and 2021, respectively.
The components of lease expense during the years ended June 30, 2023, 2022, and 2021 are shown in the table below (in thousands):

	Year ended June 30
	2023	2022	2021
Operating lease expense (1)	$14,081	$12,983	$7,826
Variable lease expense, net of credit	2,251	2,909	2,252
Sublease income	(586)	(712)	(55)
Total lease cost	$15,746	$15,180	$10,023
(1) Includes short-term lease, which is not material for the fiscal years ended June 30, 2023, 2022, and 2021.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, and certain equipment, which expire through 2031. Future minimum lease payments as of June 30, 2023 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2024	$14,649
2025	13,699
2026	13,292
2027	13,226
2028	13,590
Thereafter	35,919
Gross lease payments	104,375
Less - present value adjustments	(17,737)
Total operating lease liabilities, net	$86,638
The current portion of operating lease liabilities, which is included in other accruals and current liabilities in the accompanying consolidated balance sheets, was $14.1 million and $12.1 million as of June 30, 2023 and 2022, respectively. The non-current portion of operating lease liabilities was $72.5 million and $82.7 million as of June 30, 2023 and 2022, respectively.
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these other agreements as of June 30, 2023 are as follows (in thousands).

Fiscal years ending June 30:	Amount
2024	$14,612
2025	12,582
2026	6,004
2027	5,241
2028	5,491
Thereafter	29,373
Total	$73,303
Purchase of Card Receivables That Have Not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $68.6 million as of June 30, 2023 and have not been recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded were not material as of June 30, 2023. See Note 7 for additional discussion about acquired card receivables.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of June 30, 2023 and 2022, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 16 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share amounts):

	Year ended June 30,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(223,725)	$(326,361)	$(98,720)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	105,976	101,753	82,813
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.11)	$(3.21)	$(1.19)

Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been anti-dilutive, were as follows as of the dates presented (in thousands):

	June 30,
	2023	2022	2021
Stock options	2,588	3,858	6,552
Restricted stock units	4,184	3,279	1,176
Total	6,772	7,137	7,728
In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as they would be anti-dilutive. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. As of June 30, 2023, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2023, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting as of June 30, 2023 was effective.
The effectiveness of the internal control over financial reporting as of June 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Material Weaknesses Remediation
As previously reported, our management and Ernst & Young LLP, our external auditor, determined that previously unidentified deficiencies existed in our internal control over financial reporting related to certain information systems and applications within the quote-to-cash process as of June 30, 2022 because insufficient testing, documentation, and evidence had been retained to conclude on the effectiveness of internal controls. Solely as a result of these deficiencies, in May 2023, we concluded that we had a material weakness in internal controls over financial reporting as of June 30, 2022.
Our management has been committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the audit committee of our board of directors, has taken comprehensive actions to remediate the material weakness described above. During the quarter ended June 30, 2023, we implemented measures designed to remediate the control deficiencies contributing to the material weakness, which included testing of the relevant controls, enhancing documentation, and retaining incremental evidence that supports the effectiveness of controls in the information systems and applications used in the quote-to-cash process by the end of fiscal 2023.
The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of June 30, 2023. We have dedicated resources to design, implement, document, and test our internal controls over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting
Except as described above there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Alison Wagonfeld	Adopt	6/9/2023	X		1,039	8/23/2024
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 plan included a representation from the participant to the broker administering the plan that such person was not in possession of any material nonpublic information regarding us or our securities subject to the Rule 10b5-1 plan at the time the Rule 10b5-1 plan was entered into. This representation was made as of the date of adoption of the Rule 10b5-1 plan, and speaks only as of that date. In making this representation, there is no assurance with respect to any material nonpublic information of which the participant was unaware, or with respect to any material nonpublic information acquired by the participant or us after the date of the representation.
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all our employees (including executive officers), independent contractors, and our board of directors. Our Code of Business Conduct and Ethics is published on our Investor Relations website at investor.bill.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2023.

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
(3)Exhibits
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated May 6, 2021, between the Registrant, certain subsidiaries of the Registrant and DivvyPay, Inc., a Delaware corporation.	S-3/ASR	333-256709	2.1	06/02/2021

2.2	Agreement and Plan of Merger, dated July 16, 2021, between the Registrant and Invoice2go, Inc.	S-3/ASR	333-259419	2.1	09/09/2021

3.1	Restated Certificate of Incorporation, as amended.					X

3.2	Second Amended and Restated Bylaws.	8-K	001-39149	3.2	02/17/2023

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.					X

4.4	Indenture, dated as of November 30, 2020, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2025).	8-K	001-39149	4.1	11/30/2020

4.5	Indenture, dated as of September 24, 2021, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2027).					X

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2006 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.2	11/15/2019

10.3†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.4†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.					X

10.5†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.					X

10.6†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.7†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.8†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.9†	Offer Letter, by and between the Registrant and Raj Aji.	10-K	001-39149	10.1	08/30/2021

10.10†	Employment Agreement, by and between the Registrant and Loren Padelford.					X

10.11†	Consulting Agreement, by and between the Registrant and Bora Chung.	10-Q/A	001-39149	10.1	8/24/2023

10.12†	Letter Agreement, by and between the Registrant and Bora Chung.	10-Q/A	001-39149	10.2	8/24/2023

10.13	Third Amendment to Office Lease, by and between the Registrant and US ER America Center 4, LLC.	10-K	001-39149	10.12	08/22/2022

10.14	Revolving Credit and Security Agreement, as amended, by and between Divvy Peach LLC, Goldman Sachs Bank USA and the lenders party thereto.	10-Q	001-39149	10.1	11/04/2022

10.15†	DivvyPay, Inc. 2016 Equity Incentive Plan.	10-K	001-39149	10.14	08/30/2021

10.16†	Invoice2go, Inc. 2014 Stock Plan.	S-8	333-259420	99.1	09/09/2021

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X
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
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 29, 2023	By:	/s/ René Lacerte
(Date)		René Lacerte
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

Signature	Title	Date

/s/ René Lacerte	Chief Executive Officer and Director	August 29, 2023
René Lacerte	(Principal Executive Officer)

/s/ John Rettig	Chief Financial Officer and Executive Vice President, Finance and Operations	August 29, 2023
John Rettig	(Principal Financial Officer)

/s/ Germaine Cota	Senior Vice President, Finance and Accounting	August 29, 2023
Germaine Cota	(Principal Accounting Officer)

/s/ Aida Alvarez	Director	August 29, 2023
Aida Alvarez

/s/ Steven Cakebread	Director	August 29, 2023
Steven Cakebread

/s/ Stephen Fisher	Director	August 29, 2023
Stephen Fisher

/s/ David Hornik	Director	August 29, 2023
David Hornik

/s/ Brian Jacobs	Director	August 29, 2023
Brian Jacobs

/s/ Peter Kight	Director	August 29, 2023
Peter Kight

/s/ Allie Kline	Director	August 29, 2023
Allie Kline

/s/ Allison Mnookin	Director	August 29, 2023
Allison Mnookin

/s/ Tina Reich	Director	August 29, 2023
Tina Reich

/s/ Scott Wagner	Director	August 29, 2023
Scott Wagner

/s/ Alison Wagonfeld	Director	August 29, 2023
Alison Wagonfeld