Form 10-Q
period 2023-09-30
BILL Holdings, Inc.
filed 2023-11-03
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had 106,755,694 shares of common stock, $0.00001 par value per share, outstanding.

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
•economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, cybersecurity events, and recent instability in the United States (U.S.) and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
•future acquisitions or investments in complementary companies, products, services, or technologies;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•economic and industry trends, projected growth, or trend analysis;
•our ability to attract and retain qualified talent;
•the increased expenses associated with being a publicly-listed and regulated company; and
•the future market prices of our common stock.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein, that we have filed with the Securities and Exchange Commission (SEC) as exhibits, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
In this Quarterly Report on Form 10-Q, the words "we," "us," and "our" refer to BILL Holdings, Inc. (BILL) together with its wholly-owned subsidiaries, including Bill.com, LLC (BILL standalone), DivvyPay, LLC (Divvy), and Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go), unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,527,182	$1,617,151
Short-term investments	1,119,456	1,043,110
Accounts receivable, net	24,100	28,233
Acquired card receivables, net	552,827	458,650
Prepaid expenses and other current assets	195,027	170,111
Funds held for customers	3,263,528	3,355,909
Total current assets	6,682,120	6,673,164
Non-current assets:
Operating lease right-of-use assets, net	66,600	68,988
Property and equipment, net	85,294	81,564
Intangible assets, net	341,206	361,427
Goodwill	2,396,509	2,396,509
Other assets	48,654	54,366
Total assets	$9,620,383	$9,636,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,491	$8,519
Accrued compensation and benefits	23,030	32,901
Deferred revenue	19,489	26,328
Other accruals and current liabilities	252,932	194,733
Borrowings from credit facilities, net	135,033	135,046
Customer fund deposits	3,263,528	3,355,909
Total current liabilities	3,700,503	3,753,436
Non-current liabilities:
Deferred revenue	4,800	410
Operating lease liabilities	69,969	72,477
Convertible senior notes, net	1,706,494	1,704,782
Other long-term liabilities	20,504	18,944
Total liabilities	5,502,270	5,550,049
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,022,021	4,946,623
Accumulated other comprehensive loss	(3,813)	(4,488)
Accumulated deficit	(900,097)	(856,168)
Total stockholders' equity	4,118,113	4,085,969
Total liabilities and stockholders' equity	$9,620,383	$9,636,018
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2022
Revenue
Subscription and transaction fees	$265,142	$214,611
Interest on funds held for customers	39,843	15,313
Total revenue	304,985	229,924
Cost of revenue
Service costs	44,904	34,820
Depreciation and amortization of intangible assets (1)	11,122	10,287
Total cost of revenue	56,026	45,107
Gross profit	248,959	184,817
Operating expenses
Research and development	89,065	75,121
Sales and marketing	118,398	118,633
General and administrative	85,326	66,738
Depreciation and amortization of intangible assets (1)	12,817	12,019
Total operating expenses	305,606	272,511
Loss from operations	(56,647)	(87,694)
Other income, net	29,308	5,947
Loss before provision for (benefit from) income taxes	(27,339)	(81,747)
Provision for (benefit from) income taxes	522	(107)
Net loss	$(27,861)	$(81,640)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.78)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	106,817	105,086
(1) Depreciation expense does not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2023	2022
Net loss	$(27,861)	$(81,640)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	675	(270)
Comprehensive loss	$(27,186)	$(81,910)

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
Issuance of common stock upon exercise of stock options and release of restricted stock units	634	—	2,946	—	—	2,946
Issuance of common stock under the employee stock purchase plan	91	—	7,846	—	—	7,846
Repurchase and retirement of common stock	(160)	—	—	—	(16,068)	(16,068)
Stock-based compensation	—	—	64,606	—	—	64,606
Other comprehensive income	—	—	—	675	—	675
Net loss	—	—	—	—	(27,861)	(27,861)
Balance at September 30, 2023	107,115	$2	$5,022,021	$(3,813)	$(900,097)	$4,118,113

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	835	—	3,901	—	—	3,901
Issuance of common stock under the employee stock purchase plan	67	—	8,494	—	—	8,494
Stock-based compensation	—	—	73,352	—	—	73,352
Other comprehensive loss	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(81,640)	(81,640)
Balance at September 30, 2022	105,633	$2	$4,684,484	$(10,487)	$(626,468)	$4,047,531

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,861)	$(81,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	65,147	72,620
Amortization of intangible assets	20,221	19,769
Depreciation of property and equipment	3,718	2,546
Amortization of capitalized internal-use software costs	1,352	924
Amortization of debt issuance costs, net of accretion of debt premium	1,761	1,712
Amortization of premium (accretion of discount) on investments in marketable debt securities	(13,093)	(2,215)
Provision for losses on acquired card receivables and other financial assets	12,401	6,611
Non-cash operating lease expense	2,388	2,342
Deferred income taxes	(42)	(299)
Other	(562)	930
Changes in assets and liabilities:
Accounts receivable	3,707	(4,774)
Prepaid expenses and other current assets	(4,704)	(1,339)
Other assets	(1,074)	(1,138)
Accounts payable	(2,508)	1,511
Other accruals and current liabilities	(2,286)	4,247
Operating lease liabilities	(2,423)	(2,386)
Other long-term liabilities	(32)	34
Deferred revenue	(2,449)	(1,303)
Net cash provided by operating activities	53,661	18,152
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(399,588)	(859,911)
Proceeds from maturities of corporate and customer fund short-term investments	757,169	838,099
Purchases of loans held for investment	(32,756)	—
Principal repayments of loans held for investment	25,330	—
Acquired card receivables, net	(42,333)	(107,943)
Purchases of property and equipment	(403)	(1,376)
Capitalization of internal-use software costs	(5,645)	(4,764)
Proceeds from beneficial interest	—	2,080
Other	—	500
Net cash provided by (used in) investing activities	301,774	(133,315)
Cash flows from financing activities:
Customer fund deposits liability and other	(91,190)	(25,472)
Prepaid card deposits	(13,979)	10,923
Repurchase of common stock	(12,061)	—
Proceeds from exercise of stock options	2,946	3,901
Proceeds from issuance of common stock under the employee stock purchase plan	7,846	8,494
Contingent consideration payout	(5,471)	—
Net cash used in financing activities	(111,909)	(2,154)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(180)	(277)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	243,346	(117,594)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	4,224,840	3,542,715
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$4,468,186	$3,425,121
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,527,182	$1,608,966
Restricted cash included in other current assets	98,313	71,629
Restricted cash included in other assets	7,088	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	2,835,603	1,737,802
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$4,468,186	$3,425,121
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Bill.com, Inc. was incorporated in the State of Delaware in April 2006. BILL.com Holdings, Inc., was incorporated in the State of Delaware in August 2018. In November 2018, Bill.com, Inc. consummated a reorganization with Bill.com Holdings, Inc. (renamed BILL Holdings, Inc. in February 2023), resulting in the latter becoming the parent entity of Bill.com, Inc. Bill.com, Inc. was subsequently converted into a limited liability company and renamed Bill.com, LLC. BILL Holdings, Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company”.
The Company is a provider of software-as-a-service, cloud-based payments, and spend and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back-office efficiency.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are mainly located in the United States (U.S.) and revenue is mainly generated in the U.S. Long-lived assets outside the U.S. are not material as of September 30, 2023 and June 30, 2023. Total revenue from external customers outside of the U.S. was approximately 3% of consolidated total revenue during each of the three months ended September 30, 2023 and 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to useful lives of long-lived assets; capitalization of internal-use software costs; incremental borrowing rates for right-of-use operating lease assets and operating lease liabilities; the estimate of losses on accounts receivable, acquired card receivables and other financial assets; accrual for rewards; variable consideration used in revenue recognition for certain contracts; benefit periods used to amortize deferred costs; reserve for losses on funds held for customers; inputs used to value certain stock-based compensation awards; and valuation of deferred tax assets. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.
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
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for potential credit losses on Financial Assets is recognized. As of September 30, 2023 and June 30, 2023, the allowance for potential credit losses related to accounts receivable and acquired card receivables totaled approximately $18.8 million and $15.9 million, respectively. These amounts do not include the immaterial allowance for potential credit losses on the purchase of card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three months ended September 30, 2023 and 2022.
Foreign Currency
The functional currency of the Company's foreign subsidiaries is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiaries are included in other income, net in the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2023 that may have a material impact on the Company's condensed consolidated financial statements.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Three Months Ended September 30,
	2023	2022
Small-to-midsize businesses, accounting firms, spending businesses and other	$260,203	$204,821
Financial institutions	4,939	9,790
Total subscription and transaction fees	265,142	214,611
Interest on funds held for customers	39,843	15,313
Total revenue	$304,985	$229,924
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three months ended September 30, 2023, the Company recognized $10.2 million of revenue that was included in the deferred revenue balance as of June 30, 2023.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $125.1 million, which the company expects to recognize as revenue in future periods without a significant reduction. Of the total remaining performance obligations, the Company expects to recognize approximately 81% within two years and 19% over the next three to five years thereafter. The Company determines remaining performance obligations at a point of time based on contracts with customers. The Company continues to evaluate expansion opportunities on an ongoing basis, which may include renegotiating the terms of our contracts with SMBs, accounting firms and financial institutions. There were no significant subsequent events that would affect these contracts. However, actual amounts and timing of revenue recognized may still differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $15.5 million and $14.0 million as of September 30, 2023 and June 30, 2023, respectively and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.
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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,056,800	$—	$—	$1,056,800
Corporate bonds	—	50,655	—	50,655
U.S. treasury securities	—	14,858	—	14,858
	1,056,800	65,513	—	1,122,313
Short-term investments:
Corporate bonds	—	452,417	—	452,417
U.S. treasury securities	—	483,829	—	483,829
U.S. agency securities	—	54,086	—	54,086
Asset-backed securities	—	63,220	—	63,220
Certificates of deposit	—	65,904	—	65,904
	—	1,119,456	—	1,119,456
Funds held for customers:
Restricted cash equivalents:
Money market funds	1,133,687	—	—	1,133,687
	1,133,687	—	—	1,133,687
Short-term investments:
Corporate bonds	—	199,128	—	199,128
Certificates of deposit	—	93,317	—	93,317
U.S. agency securities	—	27,484	—	27,484
Asset-backed securities	—	49,087	—	49,087
U.S. treasury securities	—	54,560	—	54,560
	—	423,576	—	423,576
Total assets measured at fair value	$2,190,487	$1,608,545	$—	$3,799,032

Liabilities
Contingent consideration(1)	$—	$—	$(5,630)	$(5,630)
Total liabilities measured at fair value	$—	$—	$(5,630)	$(5,630)
(1) The Company used the probability-weighted discounted cash flow method to estimate the contingent consideration. The significant inputs used in the fair value measurement of the contingent consideration are the probability of payout and discount rate. As these inputs are not based on observable market data, the liability represents a Level 3 measurement within the fair value hierarchy.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,131,621	$—	$—	$1,131,621
Certificates of deposit	—	2,578	—	2,578
Corporate bonds	—	45,301	—	45,301
U.S. treasury securities	44,856	—	—	44,856
	1,176,477	47,879	—	1,224,356
Short-term investments:
Corporate bonds	—	479,483	—	479,483
U.S. treasury securities	408,368	—	—	408,368
U.S. agency securities	—	57,967	—	57,967
Asset-backed securities	—	51,193	—	51,193
Certificates of deposit	—	46,099	—	46,099
	408,368	634,742	—	1,043,110
Funds held for customers:
Restricted cash equivalents:
Money market funds	713,469	—	—	713,469
	713,469	—	—	713,469
Short-term investments
Corporate bonds	—	433,920	—	433,920
Certificates of deposit	—	233,291	—	233,291
U.S. agency securities	—	27,458	—	27,458
Asset-backed securities	—	70,661	—	70,661
U.S. treasury securities	81,074	—	—	81,074
	81,074	765,330	—	846,404
Total assets measured at fair value	$2,379,388	$1,447,951	$—	$3,827,339

Liabilities
Contingent consideration(1)	—	—	(12,035)	(12,035)
Total liabilities measured at fair value	$—	$—	$(12,035)	$(12,035)
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
The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of September 30, 2023. The Company carries the Notes at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $467.0 million and $1.16 billion, respectively, as of September 30, 2023. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.
Our financial instruments not measured and recorded at fair value, includes cash, restricted cash, acquired cards receivables, interest receivable, incentive receivables and borrowings from revolving credit facility, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from revolving credit facility would be classified as Level 2 and the acquired cards receivables would be classified as Level 3 in the fair value hierarchy.
NOTE 4 – SHORT-TERM INVESTMENTS
Short-term investments consisted of the following as of the dates presented (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$454,350	$75	$(2,008)	$452,417
U.S. treasury securities	484,895	17	(1,083)	483,829
Asset-backed securities	63,323	17	(120)	63,220
Certificates of deposit	65,904	—	—	65,904
U.S. agency securities	54,283	6	(203)	54,086
Total	$1,122,755	$115	$(3,414)	$1,119,456

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$481,658	$207	$(2,382)	$479,483
U.S. treasury securities	409,586	42	(1,260)	408,368
U.S. agency securities	58,166	—	(199)	57,967
Asset-backed securities	51,321	8	(136)	51,193
Certificates of deposit	46,099	—	—	46,099
Total	$1,046,830	$257	$(3,977)	$1,043,110
The amortized cost and fair value amounts included accrued interest receivables of $4.6 million and $4.3 million as of September 30, 2023 and June 30, 2023, respectively.
As of September 30, 2023, the fair value of the Company’s short-term investments that mature within one year and thereafter was $867.2 million and $252.3 million, respectively, or 77% and 23%, respectively, of the Company’s total short-term investments. As of June 30, 2023, the fair value of the Company’s short-term investments that mature within one year and thereafter was $758.1 million and $285.0 million, respectively, or 73% and 27%, respectively, of the Company’s total short-term investments.

As of September 30, 2023, approximately 200 out of approximately 354 investment positions were in an unrealized loss position. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2023
	Fair value	Unrealized losses
Corporate bonds	$292,968	$(2,008)
U.S. treasury securities	298,908	(1,083)
Asset-backed securities	47,466	(120)
U.S. agency securities	49,275	(203)
Total	$688,617	$(3,414)

	June 30, 2023
	Fair value	Unrealized losses
Corporate bonds	$296,562	$(2,382)
U.S. treasury securities	213,726	(1,260)
Asset-backed securities	38,426	(136)
U.S. agency securities	57,967	(199)
Total	$606,681	$(3,977)
The Company's investments balance with unrealized losses that had been in a continuous unrealized loss position for less than 12 months was $585.1 million and $506.5 million as of September 30, 2023 and June 30, 2023, respectively. Investments balance with unrealized losses that had been in a continuous unrealized loss position for more than 12 months was $103.5 million and $100.2 million as of September 30, 2023 and June 30, 2023, respectively. Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. There have been no significant realized gains or losses on the short-term investments during the three months ended September 30, 2023 and 2022.
NOTE 5 – FUNDS HELD FOR CUSTOMERS
Funds held for customers consisted of the following as of the dates presented (in thousands):

	September 30, 2023	June 30, 2023
Restricted cash	$1,701,916	$1,793,088
Restricted cash equivalents	1,133,687	713,469
Funds receivable	11,611	12,822
Corporate bonds	199,128	433,920
Certificates of deposit	93,317	233,291
Asset-backed securities	49,087	70,661
U.S. agency securities	27,484	27,458
U.S. treasury securities	54,560	81,074
Total funds held for customers	3,270,790	3,365,783
Less - income earned by the Company included in other current assets	(7,262)	(9,874)
Total funds held for customers, net of income earned by the Company	$3,263,528	$3,355,909
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
Below is a summary of the fair value of funds held for customers that were invested in short-term marketable debt securities as of the dates presented (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$199,138	$5	$(15)	$199,128
Certificates of deposit	93,316	1	—	93,317
U.S. agency securities	27,502	1	(19)	27,484
Asset-backed securities	49,259	—	(172)	49,087
U.S. treasury securities	54,699	—	(139)	54,560
Total	$423,914	$7	$(345)	$423,576

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$433,936	$18	$(34)	$433,920
Certificates of deposit	233,290	1	—	233,291
Asset-backed securities	70,993	—	(332)	70,661
U.S. agency securities	27,484	5	(31)	27,458
U.S. treasury securities	81,309	1	(236)	81,074
Total	$847,012	$25	$(633)	$846,404
The amortized cost and fair value amounts include accrued interest receivable of $3.7 million and $6.9 million and as of September 30, 2023 and June 30, 2023, respectively.
As of September 30, 2023, approximately 90%, or $382.4 million, of the total funds held for customers invested in marketable debt securities mature within one year and approximately 10% or $41.1 million mature thereafter. As of June 30, 2023, 93%, or $785.3 million, of the funds held for customers invested in short-term marketable debt securities mature within one year and approximately 7%, or $61.1 million, mature thereafter.
As of September 30, 2023, approximately 30 out of approximately 120 investment positions were in an unrealized loss position. The following tables present the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2023
	Fair value	Unrealized losses
Corporate bonds	$9,522	$(15)
U.S. agency securities	22,458	(19)
Asset-backed securities	49,087	(172)
U.S. treasury securities	54,560	(139)
Total	$135,627	$(345)

	June 30, 2023
	Fair value	Unrealized losses
Corporate bonds	$34,530	$(34)
Asset-backed securities	70,661	(332)
U.S. agency securities	22,494	(31)
U.S. treasury securities	74,888	(236)
Total	$202,573	$(633)
Investments with unrealized losses that have been in a continuous unrealized loss position for less than 12 months was $122.1 million and $191.0 million as of September 30, 2023 and June 30, 2023, respectively. Investments balance with unrealized losses that had been in a continuous unrealized loss position for more than 12 months was $13.5 million and $11.5 million as of September 30, 2023 and June 30, 2023, respectively. Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. There have been no significant realized gains or losses on funds held for customers that were invested in short-term marketable debt securities during the three months ended September 30, 2023 and 2022.
NOTE 6 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
Acquired card receivables consisted of the following as of the dates presented (in thousands):

	September 30, 2023	June 30, 2023
Gross amount of acquired card receivables	$571,340	$474,148
Less: allowance for credit losses	(18,513)	(15,498)
Total	$552,827	$458,650
As of September 30, 2023, approximately $218.1 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three months ended September 30, 2023 and 2022.
The acquired card receivable balances above do not include purchases of card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of September 30, 2023 totaled $36.4 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of each of September 30, 2023 and 2022.
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

	September 30, 2023	June 30, 2023
Current and less than 30 days past due	$559,169	$463,704
30 ~ 59 days past due	5,196	2,507
60 ~ 89 days past due	3,277	4,544
90 ~ 119 days past due	2,883	3,196
Over 119 days past due	815	197
Total	$571,340	$474,148
The outstanding balance of acquired card receivables that were (i) 90 days or more past due that continued to accrue fees and had an allowance for outstanding balance and fees and (ii) classified as nonperforming was not material as of each of September 30, 2023 and June 30, 2023.
As part of its collection efforts, the Company may modify card receivables terms with spending businesses that defaulted on payments; such modifications may include principal forgiveness, late fee forgiveness, and/or an extension of payment terms. Total card receivables subject to such modifications were not material during the three months ended September 30, 2023 and 2022. Outstanding and modified card receivables as of September 30, 2023 subject to modification were not material. Upon the Company's determination that a modified card receivable (or a portion of the card receivable) has subsequently been deemed uncollectible, the card receivable balance and allowance for credit losses are adjusted for the uncollectible portion.
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance, beginning	$15,498	$5,414
Initial allowance for credit losses on purchased card receivables with credit deterioration	—	10
Provision for expected credit losses	11,975	6,583
Charge-off amounts	(9,791)	(5,033)
Recoveries collected	831	567
Balance, end of period	$18,513	$7,541
Card receivables acquired from the Issuing Banks and held for investment during the three months ended September 30, 2023 and 2022 were $4.1 billion and $2.7 billion, respectively. The allowance for credit losses related to acquired card receivables increased during the three months ended September 30, 2023 due to portfolio growth.
Gross charge-off amounts for the three months ended September 30, 2023 consisted of $8.9 million that originated in the year ended June 30, 2023 and $0.9 million originated in the three months ended September 30, 2023.

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium of $0.1 million)(1)	$135,033	$135,046
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	575,000	575,000
2025 Notes, principal	1,150,000	1,150,000
Less: unamortized debt issuance costs	(18,506)	(20,218)
Convertible senior notes, net	1,706,494	1,704,782
Total	$1,841,527	$1,839,828
(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.2 million as of each September 30, 2023 and June 30, 2023, and is included in "Other assets" on the condensed consolidated balance sheet.
2027 Notes
On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2027 Notes). The 2027 Notes are subject to the terms and conditions of the indenture governing the 2027 Notes between the Company and Wells Fargo Bank, N.A., as trustee (2027 Notes Trustee). The net proceeds from the issuance of the 2027 Notes were $560.1 million, after deducting debt discount and debt issuance costs totaling $14.9 million.
The 2027 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the 2027 Notes Trustee. The 2027 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2027 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2025 Notes. In addition, the 2027 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.
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
2025 Notes
On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2025 Notes, and together with the 2027 Notes, the Notes). The 2025 Notes are subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and Wells Fargo Bank, N.A., as trustee (2025 Notes Trustee). The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.
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
Additional Information About the Notes
As of September 30, 2023 and June 30, 2023, the Notes consisted of the following (in thousands):

	September 30, 2023		June 30, 2023
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Principal	$575,000	$1,150,000	$575,000	$1,150,000
Less: unamortized issuance costs	(9,514)	(8,992)	(10,188)	(10,030)
Net carrying amount	$565,486	$1,141,008	$564,812	$1,139,970
The debt issuance costs of the Notes are being amortized using the effective interest method. During the three months ended September 30, 2023 and 2022, the Company recognized $1.7 million and $1.7 million, respectively, of the debt issuance costs of the Notes. During the three months ended September 30, 2023 and

2022 the effective interest rates of the 2027 Notes and 2025 Notes was 0.48% and 0.36%, respectively. As of September 30, 2023, the weighted-average remaining life of the Notes was 2.6 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of each of September 30, 2023 and June 30, 2023.
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
Revolving Credit Facility
The Company's Revolving Credit and Security Agreement was executed in March 2021 (the 2021 Revolving Credit Agreement), and was amended in August 2022 (as amended, the Revolving Credit Facility) to finance the acquisition of card receivables. The Revolving Credit Facility matures in June 2024 or earlier pursuant to the 2021 Revolving Credit Agreement, and has a total commitment of $225.0 million. The required minimum utilization was $135.0 million, or 60% of the total commitment, and the Company had borrowed $135.0 million against the Revolving Credit Facility as of September 30, 2023. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up to $75.0 million bore interest of 2.75% per annum and borrowings greater than $75.0 million bore interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 8.34% per annum as of September 30, 2023. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of September 30, 2023, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the 2021 Revolving Credit Agreement, with a weighted-average remaining amortization period of approximately 0.6 years. The amortization of the debt issuance costs and debt premium is recorded in other income, net in the accompanying condensed consolidated statement of operations and during each of the three months ended September 30, 2023 and 2022 was not material.

NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended September 30,
	2023	2022
RSUs	$54,864	$55,670
Stock options	3,707	11,793
Performance-based awards	5,063	3,291
Employee stock purchase plan	2,766	2,821
Market-based RSUs	1,070	1,254
Total stock-based compensation	$67,470	$74,828
Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,
	2023	2022
Revenue - subscription and transaction fees	$370	$—
Cost of revenue	2,547	2,001
Research and development	27,365	20,851
Sales and marketing	13,885	29,258
General and administrative	20,980	20,510
Total amount charged to loss from operations	65,147	72,620
Property and equipment (capitalized internal-use software)	2,323	2,209
Total stock-based compensation	$67,470	$74,828
Unamortized stock-based compensation by award type:

	Unrecognized compensation (in thousands)	Weighted-average recognition period (in years)
RSUs	$622,831	3.2
Performance-based awards	24,240	3.3
Market-based RSUs	11,114	1.4
Stock options	11,069	1.2
Employee stock purchase plan	3,446	0.6
Total unamortized stock-based compensation	$672,700
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
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 159,979 shares for $16.1 million under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and and increase to accumulated deficit on the Company's condensed consolidated balance sheets. As of September 30, 2023, $196.3 million remained available for future share repurchases under the Share Repurchase Program.
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Interest expense	$(4,738)	$(2,849)
Lower of cost or market adjustment on card receivables sold and held for sale	—	(1,545)
Interest income	34,353	11,464
Other	(307)	(1,123)
Total other income, net	$29,308	$5,947
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. For the three months ended September 30, 2023, the Company's income tax provision was approximately $0.5 million.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three months ended September 30, 2023 consisted primarily of an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2024, partially offset by a reduction to the net deferred tax liability as a result of the Company's current year losses.
The Company has subsidiaries in the U.S, Canada, and Australia and may be subject to income tax audits in those jurisdictions. The Company records liabilities related to uncertain tax positions, which provide adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audit. The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
During the three months ended September 30, 2023 there have been no material changes to the Company's contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

NOTE 12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(27,861)	$(81,640)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	106,817	105,086
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.78)
Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	September 30,
	2023	2022
RSUs	5,619	4,904
Stock options	2,363	3,498
Performance-based awards	228	—
Employee stock purchase plan	182	—
Market-based RSUs	115	—
Total	8,507	8,402
In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as they would be anti-dilutive. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. As of September 30, 2023, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

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
Our purpose-built, artificial intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of September 30, 2023, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $305.0 million and $229.9 million during the three months ended September 30, 2023 and 2022, respectively, an increase of $75.1 million. We generated net losses of $27.9 million and $81.6 million during the three months ended September 30, 2023 and 2022, respectively.
Macroeconomic and Other Factors
Recent interest rate increases and persistent inflation in the U.S. and other markets globally have increased economic volatility and led to tightening in credit markets in the U.S. and globally. The SMBs we serve are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and spending businesses using BILL Spend and Expense (formerly Divvy) to moderate their expenditures and, in certain cases, shift to lower-cost methods of payment, resulting in lower payment volume growth and lower transaction fee growth than historical trends. Moreover, the rate of growth in the number of businesses using our solutions may be impacted by the current macroeconomic environment. In addition, increased interest rates have led to an increase in interest on funds held for customers. Certain of these business impacts have accelerated in recent periods and we anticipate that they will persist in the near-term. Moreover, there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.

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
Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors, banking sector dynamics, the conflicts in Ukraine or Israel, or the ongoing impacts of the COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including changes in central bank policies and interest rates, rates of inflation, the impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Revenue Model
We generate revenue primarily from subscription and transaction fees.
Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue consists of transaction fees and interchange fees on a fixed or variable rate per transaction. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
In addition, we generate revenue from interest on funds held for customers. When we process payment transactions, the funds flow through our bank accounts, resulting in a balance of funds held for customers. The balances may fluctuate based on volume and the type of payments processed. Interest is earned from interest-bearing deposit accounts, certificates of deposit, money market funds, corporate bonds, asset-backed securities, municipal bonds, commercial paper, U.S. treasury securities, and U.S. agency securities. We hold these funds from the day they are withdrawn from a payer’s account to the day the funds are credited to the receiver. This revenue can fluctuate depending on the amount of customer funds held, as well as our yield on customer funds invested, which is influenced by market interest rates and our investments.
Our Receivables Purchases and Servicing Model
We market our BILL Spend and Expense software and BILL Divvy Corporate Cards (which, collectively, we previously referred to as our Divvy solutions) to potential spending businesses, and issue business-purpose charge cards through our card issuing partner banks (Issuing Banks). When a business applies for a BILL Divvy Corporate Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Corporate Card pursuant to our credit policies. Once approved for a BILL Divvy Corporate Card the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards, establish budgets, and manage spend.
The majority of cards on our platform are issued by Cross River Bank, a Federal Deposit Insurance Corporation (FDIC)-insured New Jersey state chartered bank, and WEX Bank, an FDIC-insured Utah state chartered bank. Under our arrangements with the Issuing Banks, we must comply with their respective credit policies and underwriting procedures, and the Issuing Banks maintain ultimate authority to decide whether to issue a card or approve a transaction. We are responsible for all fraud and unauthorized use of a card and generally are required to hold the Issuing Bank harmless from such losses unless claims regarding fraud or unauthorized use are due to the sole gross negligence of the Issuing Bank.
When a spending business completes a purchase transaction, the payment to the supplier is made by the cards' Issuing Bank. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the Issuing Bank's balance sheet from the BILL Divvy Corporate Card account for the spending business. The Issuing Bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the Issuing Banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation interests, the purchase price is equal to the outstanding principal balance of the receivable.
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
Key Business Metrics
We regularly review several metrics, including the key business metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business. We present our key business metrics on a consolidated basis, which we believe better reflects the performance of our consolidated business overall. Our key business metrics are defined following the table below and track our BILL standalone, BILL Spend and Expense, and Invoice2go solutions combined. The relevant metrics for each of BILL standalone, BILL Spend and Expense, and Invoice2go, respectively, are set forth in the footnotes to the table. The calculation of the key business metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts, or investors.

	As of September 30,
	2023	2022	% Growth
Businesses using our solutions (1)	471,200	419,800	12%

	Three Months Ended September 30,
	2023	2022	% Growth
Total Payment Volume (amounts in billions) (2)	$70.2	$64.9	8%

	Three Months Ended September 30,
	2023	2022	% Growth
Transactions processed (in millions) (3)	24.8	19.6	26%
(1)As of September 30, 2023, the total number of BILL standalone customers was approximately 209,300; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 30,700; and the total number of Invoice2go subscribers was approximately 231,200.
(2)During the three months ended September 30, 2023, the total payment volume (TPV) transacted by BILL standalone customers was approximately $65.8 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $4.0 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $288 million.
(3)During the three months ended September 30, 2023, the total number of transactions executed by BILL standalone customers was approximately 11.6 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 12.8 million; and the total number of transactions executed by Invoice2go subscribers was approximately 0.3 million.

Businesses Using Our Solutions
For the purposes of measuring our key business metrics, we define businesses using our solutions as the summation of: (A) businesses that are either billed directly by us or for which we bill our partners for use of our core BILL accounts payable and receivable platform during a particular period (BILL standalone customers), (B) spending businesses that use our BILL Spend and Expense management products during the period, and (C) Invoice2go subscribers during the period. We consider the businesses using our solutions metric to better represent the performance and scale of our business as it currently exists. Businesses using more than one of our solutions are included separately in the total for each solution utilized; as of June 30, 2023, this included approximately 7,200 businesses. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal quarter.
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprised of transactions from BILL standalone customers, BILL Divvy Corporate Card transactions, and transactions executed by Invoice2go subscribers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three months ended September 30, 2023 and 2022.
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
We enable our SMB and accounting firm customers to make virtual card payments to their suppliers. We also facilitate the extension of credit to spending businesses in the form of BILL Divvy Corporate Cards. The spending businesses utilize the credit on BILL Divvy Corporate Cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and BILL Divvy Corporate Cards are originated through agreements with our Issuing Banks. Our agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. For each virtual card and BILL Divvy Corporate Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on our agreements with the Issuing Banks, we recognize the interchange fees as revenue gross or net of rebates received from the Issuing Banks based on our determination of whether we are the principal or the agent under the agreements.
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
In addition, we generate revenue from interest on funds held for customers. Interest on funds held for customers consists of the interest that we earn from customer funds while payment transactions are clearing. Interest is earned from interest-bearing deposit accounts, certificates of deposit, money market funds, corporate bonds, asset-backed securities, municipal bonds, commercial paper, U.S. Treasury securities and U.S. agency securities, until those payments are cleared and credited to the intended recipient.
Service Costs and Expenses
Service costs – Service costs consist primarily of personnel-related costs, including stock-based compensation cost, for our customer success and payment operations teams, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments), outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business.
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
Depreciation and amortization of intangible assets – Depreciation and amortization of intangible assets consist of depreciation of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs paid in cash are excluded.
Other income (expenses), net – Other income (expenses), net consists primarily of interest income on our corporate funds, interest expense on our borrowings (including amortization issuance costs) and the lower of cost or market adjustment on card receivables sold and held for sale.
Provision for (benefit from) income taxes – Income tax expense consists of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance against our U.S. federal, state and Australian net deferred tax assets, as we have concluded that it is more likely than not that we will not realize our net deferred tax assets.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue
Subscription and transaction fees (2)	$265,142	$214,611	$50,531	24%
Interest on funds held for customers	39,843	15,313	24,530	160%
Total revenue	304,985	229,924	75,061	33%
Cost of revenue
Service costs (2)	44,904	34,820	10,084	29%
Depreciation and amortization of intangible assets (1)	11,122	10,287	835	8%
Total cost of revenue	56,026	45,107	10,919	24%
Gross profit	248,959	184,817	64,142	35%
Operating expenses
Research and development (2)	89,065	75,121	13,944	19%
Sales and marketing (2)	118,398	118,633	(235)	—%
General and administrative (2)	85,326	66,738	18,588	28%
Depreciation and amortization of intangible assets (1)	12,817	12,019	798	7%
Total operating expenses	305,606	272,511	33,095	12%
Loss from operations	(56,647)	(87,694)	31,047	(35)%
Other income, net	29,308	5,947	23,361	393%
Loss before provision for (benefit from) income taxes	(27,339)	(81,747)	54,408	(67)%
Provision for (benefit from) income taxes	522	(107)	629	(588)%
Net loss	$(27,861)	$(81,640)	$53,779	(66)%
(1) Depreciation expense does not include amortization of capitalized internal-use software costs paid in cash.
(2) Includes stock-based compensation charged to revenue and expenses as follows (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue - subscription and transaction fees	$370	$—	$370	100%
Cost of revenue - service costs	2,547	2,001	546	27%
Research and development	27,365	20,851	6,514	31%
Sales and marketing	13,885	29,258	(15,373)	(53)%
General and administrative	20,980	20,510	470	2%
Total stock based compensation (3)	$65,147	$72,620	$(7,473)	(10)%
(3) Consists of acquisition related equity awards (Acquisition Related Awards), including equity awards assumed and retention equity awards granted to certain employees of acquired companies in connection with acquisitions, and non-acquisition related equity awards (Non-Acquisition Related Awards), which include all other equity awards granted to existing employees and non-employees in the ordinary course of business. The following table presents stock-based compensation recorded for the periods presented and as a percentage of total revenue:

	Three Months Ended September 30,		As a % of total revenue
			Three Months Ended September 30,
	2023	2022	2023	2022
Acquisition Related Awards	$5,066	$28,953	1%	13%
Non-Acquisition Related Awards	60,081	43,667	20%	19%
Total stock-based compensation	$65,147	$72,620	21%	32%
The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2023	2022
Revenue
Subscription and transaction fees	87%	93%
Interest on funds held for customers	13%	7%
Total revenue	100%	100%
Cost of revenue
Service costs	15%	15%
Depreciation and amortization of intangible assets	3%	5%
Total cost of revenue	18%	20%
Gross profit	82%	80%
Operating expenses
Research and development	29%	33%
Sales and marketing	39%	52%
General and administrative	28%	29%
Depreciation and amortization of intangible assets	4%	5%
Total operating expenses	100%	119%
Loss from operations	(18)%	(39)%
Other income, net	9%	3%
Loss before provision for (benefit from) income taxes	(9)%	(36)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(9)%	(36)%
Comparison of the three months ended September 30, 2023 and 2022
Revenue
Revenue consists mainly of subscription and transactions fees. Subscription revenue increased by $4.3 million, or 7% during the three months ended September 30, 2023, as compared to the prior year period, primarily due to an increase in customers and average subscription revenue per customer, driven by an increase in the number of users per customer. Transaction fee revenue increased by $46.2 million, or 30% during the three months ended September 30, 2023, as compared to the prior year period, primarily due to increased total payment volume and the mix of transaction revenues shifting to variable-priced products. In addition, interest on funds held for customers increased by $24.5 million, or 160% during the three months ended September 30, 2023, as compared to the prior year period, primarily due to an increase in yield earned from investing customer funds as interest rates have increased.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations and international payments grows as a percentage of our revenue or our international operations increase.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Cost of revenue:
Service costs	$44,904	$34,820	$10,084	29%
Depreciation and amortization of intangible assets (1)	11,122	10,287	835	8%
Total cost of revenue	56,026	45,107	10,919	24%
Gross profit	$248,959	$184,817	$64,142	35%
Gross margin	81.6%	80.4%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $10.1 million during the three months ended September 30, 2023 as compared to the prior year period, primarily due to:
•a $5.8 million increase in direct costs associated with the processing of payments made by businesses using our solutions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $1.7 million increase in personnel-related costs, is mainly due to annual salary raises and a higher stock-based compensation cost of personnel directly engaged in providing implementation and support services to our customers; and
•a $2.6 million increase in costs for consultants and temporary contractors, shared overhead, and other costs.
Gross margin increased to 82% during the three months ended September 30, 2023 from 80% during the prior year period, primarily due to an increase in interest on funds held for customers and a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $13.9 million during the three months ended September 30, 2023, as compared to the prior year period, primarily due to a $14.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings.
Our research and development expenses decreased to 29% as a percentage of revenue during the three months ended September 30, 2023, from 33% during the prior year period, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses as a percentage of revenue.
We expect research and development expenses to be affected by fluctuations in foreign currency rates in the future, especially if our international operations increase.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $0.2 million during the three months ended September 30, 2023, as compared to the prior year period, primarily due to the following:
•a $15.8 million decrease in personnel-related costs as a result of stock-based compensation expense related to former executives in the prior year period; offset by
•a $12.7 million increase in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume and higher rewards rates; and
•a $2.9 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we intensified our efforts in promoting our products and services and increasing our brand awareness.
Our sales and marketing expenses decreased to 39% as a percentage of revenue during the three months ended September 30, 2023 from 52% during the prior year period, primarily due to a higher revenue growth rate and a flat total sales and marketing expense.
General and Administrative Expenses
General and administrative expenses increased by $18.6 million during the three months ended September 30, 2023, as compared to prior year period, primarily due to the following:
•a $7.8 million increase in provision for expected credit losses and fraud losses mainly due to increase in acquired card receivables during the period;
•a $5.9 million increase in consulting fees, primarily resulting from outside services fees;
•a $4.6 million increase in personnel-related costs resulting from the hiring of additional general and administrative personnel; and
•a $0.3 million increase in software subscription and computer-related expenses, shared overhead and other costs.
Our general and administrative expenses decreased to 28% as a percentage of revenue during the three months ended September 30, 2023 from 29% during the prior year period, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related costs, provision for expected credit losses and fraud losses, professional and consulting costs as a percentage of revenue.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $1.6 million during the three months ended September 30, 2023 as compared to the prior year period, primarily due to intangible assets acquired in fiscal year 2023.
Other Income, Net
Other income, net was $29.3 million during the three months ended September 30, 2023 as compared $5.9 million in the prior year period. The net change of $23.4 million during the three months was primarily due to the following:
•a $22.9 million increase in interest income due to higher interest rates earned on corporate funds;
~~•~~a $1.5 million decrease in discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market as we ceased selling acquired card receivables in August 2022; and partially offset by

•a $1.9 million increase in other expenses mainly due to interest expense primarily as the result of higher interest rates and increased borrowings under the Revolving Credit Facility.
Provision for Income Taxes
Provision for income taxes during the three months ended September 30, 2023 pertained mainly to an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2024, offset, in part, by a reduction to the net deferred tax liability, as a result of our current year losses.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit, minus depreciation and amortization of intangible assets, and stock-based compensation and related payroll taxes recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three Months Ended September 30,
	2023	2022
Total revenue	$304,985	$229,924
Gross profit	$248,959	$184,817
Add:
Depreciation and amortization of intangible assets (1)	11,122	10,287
Stock-based compensation charged to expenses and related payroll taxes	2,628	2,066
Non-GAAP gross profit	$262,709	$197,170
Gross margin	81.6%	80.4%
Non-GAAP gross margin	86.1%	85.8%

(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Free Cash Flow
Free cash flow is defined as net cash used or provided in operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in the ordinary course of business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of our free cash flow to net cash provided by operating activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$53,661	$18,152
Purchases of property and equipment	(403)	(1,376)
Capitalization of internal-use software costs	(5,645)	(4,764)
Free cash flow	$47,613	$12,012

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents of $1.5 billion, our available-for-sale short-term investments of $1.1 billion, and our available undrawn Revolving Credit Facility (as defined below) of $90.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $225.0 million from our Revolving Credit Facility and have drawn $135.0 million as of September 30, 2023. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to the Company's contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

In January 2023, our board of directors authorized the repurchase of up to $300.0 million of our outstanding shares of common stock (the Share Repurchase Program). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans, intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. During the three months period September 30, 2023, we repurchased and subsequently retired 159,979 shares for $16.1 million under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on the our condensed consolidated balance sheets. As of September 30, 2023, $196.3 million remained available for future share repurchases under the Share Repurchase Program.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$53,661	$18,152
Investing activities	$301,774	$(133,315)
Financing activities	$(111,909)	$(2,154)
Net Cash Provided by Operating Activities
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
Our net cash provided by operating activities increased to $53.7 million during the three months ended September 30, 2023, from $18.2 million during the prior year period. The net change was due to the increase in our revenues, partially offset by the timing of the payments for costs of our services and operating expenses.
Net Cash Provided by (Used in) Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, purchases of card receivables, purchases of loans held for investment, capitalization of internal-use software, and purchases of property and equipment. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.
Our net cash provided by investing activities was $301.8 million during the three months ended September 30, 2023, compared to net cash used of $133.3 million during the prior year period. The net change was due primarily to the decrease in purchases of corporate and customer short-term investments and the decrease in acquired card receivables. This was partially offset in part by lower proceeds from maturities of corporate and customer short-term investments.

Net Cash Used in Financing Activities
Our cash proceeds from our financing activities consist primarily of exercises of stock options and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Our cash usage for our financing activities consists primarily of repurchases of shares and contingent consideration payout. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.
Our net cash used in financing activities decreased to $111.9 million during the three months ended September 30, 2023, from $2.2 million during the prior year period. The net change was primarily due to decrease in customer funds liability and decrease in prepaid card deposits.
2027 Notes
On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027 (the 2027 Notes). The 2027 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025 (the 2025 Notes). The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We have a total borrowing commitment of $225.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (the Revolving Credit Facility), of which we borrowed $135.0 million as of September 30, 2023. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our BILL Divvy Corporate Card and certain related collateral. Our Revolving Credit Facility matures in June 2024 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $36.4 million as of September 30, 2023 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of September 30, 2023.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of September 30, 2023.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for fiscal 2023.
Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our overall investment portfolio is comprised of corporate investments and funds held for customers. Our corporate investments are invested in cash and cash equivalents and investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase. The funds held for customers are invested with safety of principal as the primary objective. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. The funds held for customers are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 13 months from the time of purchase. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 4.99% during the three months ended September 30, 2023 compared to 1.84% during the three months ended September 30, 2022, due primarily to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of September 30, 2023, we borrowed $135.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 3% increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our common stock. Additional risks beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
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
•Our BILL Divvy Corporate Card offering exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their BILL Divvy Corporate Cards. Certain of our other current and future product offerings may also subject us to credit risk;
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net losses of $27.9 million and $81.6 million during the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $900.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion, and to continue hiring across all functions to accomplish these objectives. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $305.0 million and $229.9 million during the three months ended September 30, 2023 and 2022, respectively. Our TPV was $70.2 billion and $64.9 billion during the three months ended September 30, 2023 and 2022, respectively. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, and instability in the U.S. and global banking systems on our business and operations;
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

Our overall performance depends in part on U.S. and international macroeconomic conditions. The U.S. and other key international economies have experienced and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as the wars in Ukraine and Israel, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
Further, a significant portion of our revenue comes from SMBs. These customers may be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. If any of these conditions occur, SMBs may be disproportionately impacted and, as a result, the overall demand for our products and services could be materially and adversely affected.
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
•the impact of the war in Israel; and
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
To date, a significant portion of our growth has been attributable to customer adoption of new and existing payment products. To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by incentivizing them to pay for additional services and driving adoption of new and existing payment products, including ad valorem products such as our BILL Divvy Corporate Cards, virtual cards, instant transfer, and international payment offerings. Our ability to retain our customers, drive adoption and increase usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, customer reaction to changes in the pricing of our products, general economic conditions or the other risks described in this Quarterly Report on Form 10-Q. Our ability to sell additional services or increase customer adoption of new or existing products may require more sophisticated and costly sales and marketing efforts, especially for our larger customers. If we are unable to retain existing customers or increase the usage of our platform by them, it would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
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

Our BILL Divvy Corporate Card offering exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their BILL Divvy Corporate Card. Certain of our other current and future product offerings may also subject us to credit risk.
We offer our BILL Divvy Corporate Card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our BILL Divvy Corporate Card uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, policies of Issuing Banks, and other factors.
For a substantial majority of extensions of credit to BILL Spend and Expense spending businesses facilitated through our spend and expense management platform, we purchase from our Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using BILL Divvy Corporate Cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. We do not file UCC liens or take other security interests on BILL Divvy Corporate Card balances, which significantly reduces our ability to collect amounts outstanding to spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
Moreover, the funding model for our BILL Divvy Corporate Card product relies on a variety of funding arrangements, including warehouse facilities and, from time-to-time, purchase arrangements, with a variety of funding sources. Any significant underperformance of the participation interests we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would adversely affect our business, operating results, financial condition, and future prospects.
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
We offer software that digitizes and automates financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud, and stolen cards or card account numbers. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees, or third-parties. In addition, our customers or spending businesses may suffer losses from acts of financial fraud by third parties posing as our company through account takeover, credential harvesting, use of stolen identities, and various other techniques, which could harm our reputation or prompt us to reimburse our customers for such losses in order to maintain customer and spending business relationships.
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
As of September 30, 2023, we had approximately 471,200 businesses using our solutions and TPV processed was approximately $70.2 billion and $64.9 billion during the three months ended September 30, 2023 and 2022, respectively. Accordingly, we have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is highly complex and always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from high inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, or from war (such as the wars in Ukraine and Israel) or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, the sudden closure of SVB in March 2023 introduced a potential risk of loss because we held certain corporate and customer funds at SVB. Although we were able to move substantially all such funds to large multinational financial institutions and to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors, there can be no assurance that we would be able to do so in the future in the event of a similar or more severe, systemic banking crisis. In addition, cash held at banks and financial institutions is subject to applicable deposit insurance limits, and in the event that our corporate or customer funds held at a given institution exceed such limits, or are held in investments that are not covered by deposit insurance, such funds may be unrecoverable in the event of a future bank failure.
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

For the three months ended September 30, 2023 and 2022, we generated $39.8 million and $15.3 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 13% and 7% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates have risen in recent periods, the amount of revenue we have generated from such funds has increased; however, given the deceleration in U.S. interest rate increases in 2023 to date, we do not expect this interest revenue expansion to continue in the future. If interest rates decline, the amount of revenue we generate from these investments will decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
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
In the event of a challenge to the legal structure underlying our program agreements with our Issuing Banks or if one or all of our Issuing Banks were to suspend, limit, or cease its operations, or were to otherwise terminate for any reason (including, but not limited to, the failure by an Issuing Bank to comply with regulatory actions or an Issuing Bank experiencing financial distress, entering into receivership, or becoming insolvent), we would need to identify and implement alternative, compliant, bank relationships or otherwise modify our business practices in order to be compliant with prevailing law or regulation, which could result in business interruptions or delays, force us to incur additional expenses, and potentially interfere with our existing customer and spending business relationships or make us less attractive to potential new customers and spending businesses, any of which could adversely affect our business, operating results, and financial condition.
We rely on a variety of funding sources to support our BILL Divvy Corporate Card offering. If our existing funding arrangements are not renewed or replaced, or if our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could adversely affect our business, operating results, financial condition, cash flows, and future prospects.
To support the operations and growth of our spend and expense management business, we must maintain a variety of funding arrangements, including warehouse facilities and, from time-to-time, purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from our Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. Typically, we immediately sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners, and we may sell a portion of the participation interests to a third-party institution pursuant to a purchase arrangements.

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
In addition, our ability to broaden the spending business base for our BILL Spend and Expense management offerings and achieve broader market acceptance of these products will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate spending business and partner relationships to drive revenue growth. If we are unable to recruit, hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel and partners are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our spending business base and achieve broader market acceptance of our platform could be harmed. Moreover, our BILL Spend and Expense marketing efforts depend significantly on our ability to call on our current spending businesses to provide positive references to new, potential spending business customers. Given our limited number of long-term spending businesses, the loss or dissatisfaction of any spending business could substantially harm our brand and reputation, inhibit the market adoption of our offering, and impair our ability to attract new spending businesses and maintain existing spending businesses.
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
A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently offer our payments products to customers outside the U.S., starting in 2018, we introduced cross-border payments, and now, working with two international payment services, we offer our U.S.-based customers the ability to disburse funds to over 130 countries. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.
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
Certain of our products, including our BILL Divvy Corporate Card and our virtual card products, generate revenue primarily from interchange paid by the supplier accepting the cards for purchase transactions. Interchange revenue comprises a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry.
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
We believe that maintaining and enhancing our brands is important to support the marketing and sale of our existing and future products to new customers and partners and to expand sales of our platforms to new and existing customers and partners. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. Our ability to protect our BILL brand is limited as a result of its descriptive nature. In addition, in fall 2023 we began to phase out the Divvy brand and renamed our spend and expense products to feature the BILL name. If this rebranding transition is unsuccessful, or if we fail to successfully promote and maintain our brands generally, our business could suffer.
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
We have funded our operations since inception primarily through equity and debt financings, sales of subscriptions to our products, usage-based transaction fees and interest earned on customer funds. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. In recent periods, market interest rates have increased and the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. More recently, credit and capital markets have been impacted by instability in the U.S. banking system. In addition, a recession or depression, high inflation, or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of June 30, 2023, we had net operating loss (NOL) carryforwards of approximately $1.4 billion, $1.1 billion and $83.4 million for federal, state and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2025. As of June 30, 2023, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2023, we also had research and development tax credit carryforwards of approximately $56.1 million and$35.6 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2039.. The state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits, to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offering and adversely affect our operating results.
The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the U.S. Supreme Court's 2018 ruling in South Dakota v. Wayfair, Inc. et al (Wayfair) allowed states to require online sellers to collect and remit sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use taxes in states where we have not collected and remitted sales and use taxes. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.
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
Natural disasters, pandemics such as the COVID-19 pandemic, other catastrophic events, and man-made problems, such as terrorism, war, or economic or trade sanctions related to war (including the wars in Ukraine and Israel), may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California, Draper, Utah, Houston, Texas and Sydney, Australia, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and is subject to frequent wildfire outbreaks, the Houston area frequently experiences significant hurricanes and Sydney also frequently experiences wildfires. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. In addition, data centers depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.
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
Several of our subsidiaries maintain licenses to operate in regulated businesses in U.S. states and other countries. Our subsidiary, Bill.com, LLC, maintains licenses, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., the District of Columbia, the Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. In addition, our subsidiary, Bill.com Canada, LLC is a Foreign Money Services Business in Canada and the regulations applicable to our activity in Canada are enforced by FINTRAC and Quebec’s Financial Markets Authority. As a licensed money transmitter in the U.S., we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and examinations by state and federal regulatory agencies concerning various aspects of our business. As a licensed Foreign Money Services business in Canada, we are subject to Canadian compliance regulations applicable to money movement and sanctions requirements. In addition, our DivvyPay, LLC subsidiary holds brokering and servicing licenses required in connection with our BILL Divvy Corporate Card offering, and certain of our other subsidiaries hold loan brokering and servicing licenses as well.
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
In addition, our financial institution partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with certain partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, as the ensuing adoption of remote work has resulted in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We have heightened monitoring in the face of such risks, but cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.
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
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including Australia’s anti-bribery laws, the Canadian Criminal Code and the Canadian Corruption of Foreign Public Officials Act. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only offer our payment and card products to customers in the U.S., and payment services in Canada and the United Kingdom, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries for which payment activity is conducted through third-party payment providers. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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

As of September 30, 2023, we had outstanding $1.15 billion aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $575.0 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes, and together with the 2025 Notes, the Notes) and had drawn $135.0 million under our Revolving Credit Facility, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes and 2027 Notes was not triggered as of September 30, 2023, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•other events or factors, including those resulting from war (such as the wars in Ukraine and Israel), incidents of terrorism, or responses to these events;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 107,115,230 shares of our common stock outstanding as of September 30, 2023. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although the excise tax applies to repurchases of our shares made during the three months ended September 30, 2023 we do not expect excise tax to be material, due to our planned issuance of stock during the year. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost to us of making repurchases and may cause us to reduce the number of shares repurchased pursuant to the Share Repurchase Program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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

The following table provides shares repurchase activity during the three months ended September 30, 2023:

Period	Total number of shares purchased (in thousands) (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
July 1, 2023 - July 31, 2023	—	$—	—	$212,383
August 1, 2023 - August 31, 2023	0	$96.64	0	$212,338
September 1, 2023 - September 31, 2023	160	$100.32	160	$196,335
Total	160		160	$196,335
(1) See Note 8, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Trading Arrangement

None.

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

November 3, 2023	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 3, 2023	By:	/s/ John Rettig
(Date)		John Rettig
President and Chief Financial Officer
(Principal Financial Officer)