Form 10-Q
period 2023-12-31
BILL Holdings, Inc.
filed 2024-02-09
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 1, 2024, the registrant had 105,134,877 shares of common stock, $0.00001 par value per share, outstanding.

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
•the expected costs and impacts of our recent reduction in force;
•economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, cybersecurity events, actual or perceived instability in the United States (U.S.) and global banking systems, and uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,579,633	$1,617,151
Short-term investments	972,621	1,043,110
Accounts receivable, net	26,652	28,233
Acquired card receivables, net of allowances of $21,509 and $15,498 as of December 31, 2023 and June 30, 2023, respectively	516,980	458,650
Prepaid expenses and other current assets	204,726	170,111
Funds held for customers	3,655,435	3,355,909
Total current assets	6,956,047	6,673,164
Non-current assets:
Operating lease right-of-use assets, net	63,505	68,988
Property and equipment, net	86,577	81,564
Intangible assets, net	320,985	361,427
Goodwill	2,396,509	2,396,509
Other assets	48,788	54,366
Total assets	$9,872,411	$9,636,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,772	$8,519
Accrued compensation and benefits	33,228	32,901
Deferred revenue	17,327	26,328
Other accruals and current liabilities	268,409	194,733
Borrowings from credit facilities, net	135,021	135,046
Customer fund deposits	3,655,435	3,355,909
Total current liabilities	4,118,192	3,753,436
Non-current liabilities:
Deferred revenue	4,174	410
Operating lease liabilities	67,725	72,477
Convertible senior notes, net	1,708,208	1,704,782
Other long-term liabilities	22,267	18,944
Total liabilities	5,920,566	5,550,049
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,088,799	4,946,623
Accumulated other comprehensive income (loss)	237	(4,488)
Accumulated deficit	(1,137,193)	(856,168)
Total stockholders' equity	3,951,845	4,085,969
Total liabilities and stockholders' equity	$9,872,411	$9,636,018
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue
Subscription and transaction fees	$274,992	$231,095	$540,134	$445,706
Interest on funds held for customers	43,503	28,911	83,346	44,224
Total revenue	318,495	260,006	623,480	489,930
Cost of revenue
Service costs	47,239	36,965	92,143	71,786
Depreciation and amortization of intangible assets (1)	11,138	10,502	22,260	20,789
Total cost of revenue	58,377	47,467	114,403	92,575
Gross profit	260,118	212,539	509,077	397,355
Operating expenses
Research and development	86,489	78,910	175,552	154,030
Sales and marketing	118,305	164,683	236,704	283,308
General and administrative	85,583	69,381	170,909	136,119
Depreciation and amortization of intangible assets (1)	12,324	12,028	25,141	24,055
Restructuring	25,091	—	25,091	—
Total operating expenses	327,792	325,002	633,397	597,512
Loss from operations	(67,674)	(112,463)	(124,320)	(200,157)
Other income, net	28,919	17,022	58,227	22,970
Loss before provision for (benefit from) income taxes	(38,755)	(95,441)	(66,093)	(177,187)
Provision for (benefit from) income taxes	1,666	(365)	2,189	(471)
Net loss	$(40,421)	$(95,076)	$(68,282)	$(176,716)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.90)	$(0.64)	$(1.68)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	105,914	105,906	106,350	105,494
(1) Depreciation expense does not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to condensed consolidated financial statements.

4

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(40,421)	$(95,076)	$(68,282)	$(176,716)
Other comprehensive income:
Net unrealized gain on investments in available-for-sale securities	4,050	4,126	4,725	3,856
Comprehensive loss	$(36,371)	$(90,950)	$(63,557)	$(172,860)

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
Issuance of common stock upon exercise of stock options and release of restricted stock units	634	—	2,946	—	—	2,946
Issuance of common stock under the employee stock purchase plan	91	—	7,846	—	—	7,846
Repurchase and retirement of common stock	(160)	—	—	—	(16,068)	(16,068)
Stock-based compensation	—	—	64,606	—	—	64,606
Other comprehensive income	—	—	—	675	—	675
Net loss	—	—	—	—	(27,861)	(27,861)
Balance at September 30, 2023	107,115	$2	$5,022,021	$(3,813)	$(900,097)	$4,118,113
Issuance of common stock upon exercise of stock options and release of restricted stock units	689	—	2,106	—	—	2,106
Repurchase and retirement of common stock, including excise tax	(2,723)	—	—	—	(196,675)	(196,675)
Stock-based compensation	—	—	64,672	—	—	64,672
Other comprehensive income	—	—	—	4,050	—	4,050
Net loss	—	—	—	—	(40,421)	(40,421)
Balance at December 31, 2023	105,081	$2	$5,088,799	$237	$(1,137,193)	$3,951,845

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	835	—	3,901	—	—	3,901
Issuance of common stock under the employee stock purchase plan	67	—	8,494	—	—	8,494
Stock-based compensation	—	—	73,352	—	—	73,352
Other comprehensive loss	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(81,640)	(81,640)
Balance at September 30, 2022	105,633	$2	$4,684,484	$(10,487)	$(626,468)	$4,047,531
Issuance of common stock upon exercise of stock options and release of restricted stock units	663	—	4,316	—	—	4,316
Issuance of common stock as consideration for an acquisition	40	—	3,376	—	—	3,376
Stock-based compensation	—	—	119,604	—	—	119,604
Other comprehensive income	—	—	—	4,126	—	4,126
Net loss	—	—	—	—	(95,076)	(95,076)
Balance at December 31, 2022	106,336	$2	$4,811,780	$(6,361)	$(721,544)	$4,083,877
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(68,282)	$(176,716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	130,647	191,925
Amortization of intangible assets	40,443	39,763
Depreciation of property and equipment	6,958	5,081
Amortization of capitalized internal-use software costs	3,739	1,901
Amortization of debt issuance costs, net of accretion of debt premium	3,523	3,483
Amortization of premium (accretion of discount) on investments in marketable debt securities	(24,171)	(10,401)
Provision for losses on acquired card receivables and other financial assets	28,689	15,042
Non-cash operating lease expense	4,552	4,718
Deferred income taxes	(116)	(826)
Other	(2,615)	516
Changes in assets and liabilities:
Accounts receivable	390	(7,052)
Prepaid expenses and other current assets	(151)	(4,623)
Other assets	(1,240)	(1,880)
Accounts payable	233	3,511
Other accruals and current liabilities	20,944	15,408
Operating lease liabilities	(4,917)	(4,794)
Other long-term liabilities	(47)	35
Deferred revenue	(5,237)	(1,709)
Net cash provided by operating activities	133,342	73,382
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	—	(28,902)
Purchases of corporate and customer fund short-term investments	(990,240)	(1,641,193)
Proceeds from maturities of corporate and customer fund short-term investments	1,281,505	1,683,413
Proceeds from sale of corporate and customer fund short-term investments	—	5,088
Purchases of loans held for investment	(110,113)	—
Principal repayments of loans held for investment	94,300	—
Acquired card receivables, net	(12,342)	(102,353)
Purchases of property and equipment	(755)	(3,161)
Capitalization of internal-use software costs	(10,762)	(10,510)
Proceeds from beneficial interest	—	2,080
Other	—	1,000
Net cash provided by (used in) investing activities	251,593	(94,538)
Cash flows from financing activities:
Customer fund deposits liability and other	299,770	325,846
Prepaid card deposits	(16,484)	6,815
Repurchase of common stock	(211,902)	—
Proceeds from line of credit borrowings	—	37,500
Proceeds from exercise of stock options	5,052	8,217
Proceeds from issuance of common stock under the employee stock purchase plan	7,846	8,494
Contingent consideration payout	(5,471)	—
Net cash provided by financing activities	78,811	386,872
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(7)	182
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	463,739	365,898
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	4,224,841	3,542,715
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$4,688,580	$3,908,613
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,579,633	$1,616,758
Restricted cash included in other current assets	103,462	103,809
Restricted cash included in other assets	7,116	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	2,998,369	2,181,322
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$4,688,580	$3,908,613
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Bill.com, Inc. was incorporated in the State of Delaware in April 2006. Bill.com Holdings, Inc. was incorporated in the State of Delaware in August 2018 (and renamed BILL Holdings, Inc. in February 2023). In November 2018, Bill.com, Inc. consummated a reorganization with BILL Holdings, Inc., resulting in the latter becoming the parent entity of Bill.com, Inc. BILL Holdings, Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company”.
The Company is a provider of software-as-a-service, cloud-based payments, and spend and expense management products, which allow users to automate accounts payable and accounts receivable transactions, enable businesses to easily connect with their suppliers and/or customers to do business, eliminate expense reports, manage cash flows, and improve back-office efficiency.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (2023 10-K).
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are mainly located in the United States (U.S.) and revenue is mainly generated in the U.S. Long-lived assets outside the U.S. are not material as of December 31, 2023 and June 30, 2023. Total revenue from external customers outside of the U.S. was approximately 3% of consolidated total revenue during each of the three and six months ended December 31, 2023 and 2022.
Reclassification
Certain accounts in the prior period condensed consolidated statements of cash flows were reclassified to conform with the current year presentation.
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
The Company performs credit evaluations to verify the credit quality of its financial assets and determine any at-risk receivables. An allowance for expected credit losses on Financial Assets is recognized. As of December 31, 2023 and June 30, 2023, the allowance for expected credit losses related to accounts receivable and acquired card receivables totaled approximately $21.7 million and $15.9 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the purchase of card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2023 and 2022.
Foreign Currency
The functional currency of the Company's foreign subsidiaries is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiaries are included in other income, net in the accompanying condensed consolidated statements of operations.

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the 2023 10-K, except as noted below:
Restructuring
The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as of the cease-use date.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Reportable Segments (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses, including public entities with a single operating or reportable segment. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements retrospectively to all periods presented, once adopted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The updated standard will be effective for annual periods beginning in fiscal 2026. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Small-to-midsize businesses, accounting firms, spending businesses and other	$269,845	$220,406	$530,049	$425,227
Financial institutions	5,147	10,689	10,085	20,479
Total subscription and transaction fees	274,992	231,095	540,134	445,706
Interest on funds held for customers	43,503	28,911	83,346	44,224
Total revenue	$318,495	$260,006	$623,480	$489,930
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three and six months ended December 31, 2023, the Company recognized $6.5 million and $16.7 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2023.

Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $110.0 million. Of the total remaining performance obligations, the Company expects to recognize approximately 84% within two years and 16% over the next three to five years. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. The Company is currently in discussions with a customer to potentially amend the existing contract. This customer represented approximately 44% of the total remaining performance obligation amount as of December 31, 2023. Accordingly, this amount is subject to change resulting from the potential amendment. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of December 31, 2023. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals, and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $16.5 million and $14.0 million as of December 31, 2023 and June 30, 2023, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.
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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$993,163	$—	$—	$993,163
Corporate bonds	—	41,644	—	41,644
Certificates of deposit	—	2,097	—	2,097
U.S. agency securities	—	4,965	—	4,965
	993,163	48,706	—	1,041,869
Short-term investments:
Corporate bonds	—	424,434	—	424,434
U.S. treasury securities	—	372,197	—	372,197
Asset-backed securities	—	71,724	—	71,724
Certificates of deposit	—	58,811	—	58,811
U.S. agency securities	—	45,455	—	45,455
	—	972,621	—	972,621
Funds held for customers:
Restricted cash equivalents:
Money market funds	1,449,575	—	—	1,449,575
Corporate bonds	—	283,988	—	283,988
U.S. treasury securities	—	139,414	—	139,414
	1,449,575	423,402	—	1,872,977
Short-term investments:
Corporate bonds	—	338,855	—	338,855
U.S. treasury securities	—	182,430	—	182,430
Certificates of deposit	—	86,490	—	86,490
Asset-backed securities	—	30,771	—	30,771
U.S. agency securities	—	13,839	—	13,839
	—	652,385	—	652,385
Total assets measured at fair value	$2,442,738	$2,097,114	$—	$4,539,852

Liabilities
Contingent consideration(1)	$—	$—	$(6,500)	$(6,500)
Total liabilities measured at fair value	$—	$—	$(6,500)	$(6,500)
(1) The Company used the probability-weighted discounted cash flow method to estimate the contingent consideration. The significant inputs used in the fair value measurement of the contingent consideration are the probability of payout and discount rate. As these inputs are not based on observable market data, the liability represents a Level 3 measurement within the fair value hierarchy.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,131,621	$—	$—	$1,131,621
Corporate bonds	—	45,301	—	45,301
U.S. treasury securities	44,856	—	—	44,856
Certificates of deposit	—	2,578	—	2,578
	1,176,477	47,879	—	1,224,356
Short-term investments:
Corporate bonds	—	479,483	—	479,483
U.S. treasury securities	408,368	—	—	408,368
U.S. agency securities	—	57,967	—	57,967
Asset-backed securities	—	51,193	—	51,193
Certificates of deposit	—	46,099	—	46,099
	408,368	634,742	—	1,043,110
Funds held for customers:
Restricted cash equivalents:
Money market funds	713,469	—	—	713,469
	713,469	—	—	713,469
Short-term investments:
Corporate bonds	—	433,920	—	433,920
Certificates of deposit	—	233,291	—	233,291
U.S. treasury securities	81,074	—	—	81,074
Asset-backed securities	—	70,661	—	70,661
U.S. agency securities	—	27,458	—	27,458
	81,074	765,330	—	846,404
Total assets measured at fair value	$2,379,388	$1,447,951	$—	$3,827,339

Liabilities
Contingent consideration(1)	$—	$—	$(12,035)	$(12,035)
Total liabilities measured at fair value	$—	$—	$(12,035)	$(12,035)
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
The Company has $575.0 million and $1.15 billion in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of December 31, 2023. The Company carries the Notes at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $479.7 million and $1.08 billion, respectively, as of December 31, 2023. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.
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
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	December 31, 2023	June 30, 2023
Short-term investments:
Available-for-sale debt securities	$972,621	$1,043,110
Total short-term investments	972,621	1,043,110
Funds held for customers:
Restricted cash	1,125,392	1,793,088
Restricted cash equivalents	1,872,977	713,469
Funds receivable	12,281	12,822
Available-for-sale debt securities	652,385	846,404
Total funds held for customers	3,663,035	3,365,783
Less - income earned by the Company included in other current assets	(7,600)	(9,874)
Total funds held for customers, net of income earned by the Company	$3,655,435	$3,355,909
Income earned by the Company that is included in other current assets represents interest income, accretion of discount (offset by amortization of premium), and net unrealized gains on customer funds that were invested in money market funds and short-term marketable debt securities. The Company contractually earns income from these investments, which are expected to be transferred into the Company’s corporate deposit account upon sale or settlement of the associated investment, and are not considered funds held for customers.

The following table summarizes the estimated fair value of available-for-sale debt securities included within funds held for customers and short-term investments as of the dates presented (in thousands):

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$424,195	$730	$(491)	$424,434
U.S. treasury securities	372,372	170	(345)	372,197
Asset-backed securities	71,536	217	(29)	71,724
Certificates of deposit	58,811	—	—	58,811
U.S. agency securities	45,460	20	(25)	45,455
Total short-term investments	$972,374	$1,137	$(890)	$972,621
Funds held for customers:
Corporate bonds	$338,702	$158	$(5)	$338,855
Certificates of deposit	86,490	—	—	86,490
U.S. agency securities	13,849	—	(10)	13,839
Asset-backed securities	30,824	—	(53)	30,771
U.S. treasury securities	182,375	102	(47)	182,430
Total funds held for customers	$652,240	$260	$(115)	$652,385

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$481,658	$207	$(2,382)	$479,483
U.S. treasury securities	409,586	42	(1,260)	408,368
U.S. agency securities	58,166	—	(199)	57,967
Asset-backed securities	51,321	8	(136)	51,193
Certificates of deposit	46,099	—	—	46,099
Total short-term investments	$1,046,830	$257	$(3,977)	$1,043,110
Funds held for customers:
Corporate bonds	$433,936	$18	$(34)	$433,920
Certificates of deposit	233,290	1	—	233,291
Asset-backed securities	70,993	—	(332)	70,661
U.S. agency securities	27,484	5	(31)	27,458
U.S. treasury securities	81,309	1	(236)	81,074
Total funds held for customers	$847,012	$25	$(633)	$846,404
The amortized cost and fair value amounts for short-term investments include accrued interest receivables of $5.2 million and $4.3 million as of December 31, 2023 and June 30, 2023, respectively. The amortized cost and fair value amounts for funds held for customers include accrued interest receivable of $3.7 million and $6.9 million as of December 31, 2023 and June 30, 2023, respectively.

The following table summarizes fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of the dates presented (in thousands):

	December 31, 2023	June 30, 2023
Due within one year	$1,337,185	$1,543,379
Due in 1 year through 5 years	287,821	346,135
Total	$1,625,006	$1,889,514
As of December 31, 2023, approximately 130 out of approximately 440 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$119,582	$(280)	$45,813	$(211)	$165,395	$(491)
U.S. treasury securities	54,361	(95)	31,095	(250)	85,456	(345)
Asset-backed securities	10,783	(14)	1,638	(15)	12,421	(29)
U.S. agency securities	45,651	(25)	—	—	45,651	(25)
Total short-term investments	$230,377	$(414)	$78,546	$(476)	$308,923	$(890)
Funds held for customers:
Corporate bonds	$19,511	$(5)	$—	$—	$19,511	$(5)
U.S. agency securities	13,838	(10)	—	—	13,838	(10)
Asset-backed securities	23,151	(29)	7,620	(24)	30,771	(53)
U.S. treasury securities	45,226	(47)	—	—	45,226	(47)
Total funds held for customers	$101,726	$(91)	$7,620	$(24)	$109,346	$(115)

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$213,373	$(1,421)	$83,189	$(961)	$296,562	$(2,382)
U.S. treasury securities	199,440	(976)	14,286	(284)	213,726	(1,260)
Asset-backed securities	35,719	(103)	2,707	(33)	38,426	(136)
U.S. agency securities	57,967	(199)	—	—	57,967	(199)
Total short-term investments	$506,499	$(2,699)	$100,182	$(1,278)	$606,681	$(3,977)
Funds held for customers:
Corporate bonds	$34,530	$(34)	$—	$—	$34,530	$(34)
Asset-backed securities	59,128	(258)	11,533	(74)	70,661	(332)
U.S. agency securities	22,494	(31)	—	—	22,494	(31)
U.S. treasury securities	74,888	(236)	—	—	74,888	(236)
Total funds held for customers	$191,040	$(559)	$11,533	$(74)	$202,573	$(633)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three and six months ended December 31, 2023 and 2022.
NOTE 5 – ACQUIRED CARD RECEIVABLES
Acquired Card Receivables
As of December 31, 2023, approximately $191.4 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 6).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and six months ended December 31, 2023 and 2022.
The acquired card receivable balances do not include purchases of card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of December 31, 2023 totaled $15.8 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of December 31, 2023.
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

	December 31, 2023	June 30, 2023
Current and less than 30 days past due	$524,440	$463,704
30 ~ 59 days past due	5,570	2,507
60 ~ 89 days past due	5,584	4,544
90 ~ 119 days past due	2,511	3,196
Over 119 days past due	384	197
Total	$538,489	$474,148
The outstanding balance of acquired card receivables that were (i) 90 days or more past due that continued to accrue fees and had an allowance for outstanding balance and fees and (ii) not classified as non-accrual was not material as of each of December 31, 2023 and June 30, 2023.
Unused Credit Arrangements
As of December 31, 2023, the Company, in partnership with the Issuing Banks, had approximately $2.1 billion in unused credit available to spending businesses. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses at any one time.

The Company manages credit risk exposure by limiting total credit for each spending business. The Company periodically reviews credit lines to assess different factors, including account usage and customer creditworthiness. The credit lines can be terminated by the Company at any time, and they do not necessarily represent future cash requirements. The Company does not record a liability for expected credit losses for unused lines of credit as they are unconditionally cancellable.

Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Balance, beginning	$18,513	$7,541	$15,498	$5,414
Initial allowance for credit losses on purchased card receivables with credit deterioration	—	—	—	10
Provision for expected credit losses	14,354	8,520	26,329	15,103
Charge-off amounts	(12,118)	(4,379)	(21,908)	(9,412)
Recoveries collected	760	266	1,590	833
Balance, end of period	$21,509	$11,948	$21,509	$11,948
Card receivables acquired from the Issuing Banks and held for investment were $4.3 billion and $8.3 billion during the three and six months ended December 31, 2023, respectively, and $3.3 billion and $6.0 billion during the three and six months ended December 31, 2022, respectively. The provision for expected credit losses and charge-off amounts increased during the three and six months ended December 31, 2023 due to portfolio growth and increase in delinquencies during the period.
NOTE 6 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium)(1)	$135,021	$135,046
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	575,000	575,000
2025 Notes, principal	1,150,000	1,150,000
Less: unamortized debt issuance costs	(16,792)	(20,218)
Convertible senior notes, net	1,708,208	1,704,782
Total	$1,843,229	$1,839,828
(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.1 million and $0.2 million as of December 31, 2023 and June 30, 2023, respectively, and is included in "Other assets" on the condensed consolidated balance sheets.
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
Additional Information About the Notes
As of December 31, 2023 and June 30, 2023, the Notes consisted of the following (in thousands):

	December 31, 2023		June 30, 2023
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Principal	$575,000	$1,150,000	$575,000	$1,150,000
Less: unamortized issuance costs	(8,840)	(7,952)	(10,188)	(10,030)
Net carrying amount	$566,160	$1,142,048	$564,812	$1,139,970
The debt issuance costs of the Notes are being amortized using the effective interest method. During the three and six months ended December 31, 2023, the Company recognized $1.7 million and $3.4 million, respectively, of the debt issuance costs of the Notes. During the three and six months ended December 31, 2022, the Company recognized $1.7 million and $3.4 million, respectively, of the debt discount and issuance amortization costs related to the Notes. During each of the three and six months ended December 31, 2023 and 2022 the effective interest rate of the 2027 Notes was 0.48% and the effective interest rate of the 2025 Notes was 0.36%. As of December 31, 2023, the weighted-average remaining life of the Notes was 2.4 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.7 billion as of each of December 31, 2023 and June 30, 2023.
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
Revolving Credit Facility
The Company's Revolving Credit and Security Agreement was executed in March 2021 (the 2021 Revolving Credit Agreement), and was amended in August 2022 (as amended, the Revolving Credit Facility) to finance the acquisition of card receivables. The Revolving Credit Facility matures in June 2024 or earlier pursuant to the 2021 Revolving Credit Agreement, and has a total commitment of $225.0 million. The required minimum utilization was $135.0 million, or 60% of the total commitment, and the Company had borrowed $135.0 million against the Revolving Credit Facility as of December 31, 2023. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up to $75.0 million bore interest of 2.75% per annum and borrowings greater than $75.0 million bore interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 8.31% per annum as of December 31, 2023. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of December 31, 2023, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the 2021 Revolving Credit Agreement, with a weighted-average remaining amortization period of approximately 0.4 years. The amortization of the debt issuance costs and debt premium is recorded in other income, net in the accompanying condensed consolidated statement of operations and during each of the three and six months ended December 31, 2023 and 2022 was not material.
NOTE 7 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Restricted stock units (RSUs)(1)	$57,495	$101,266	$112,357	$156,935
Stock options	2,784	13,117	6,491	24,911
Performance-based awards	4,253	3,157	9,316	6,448
Employee stock purchase plan	1,462	2,961	4,229	5,782
Market-based RSUs	1,415	1,254	2,485	2,507
Total stock-based compensation	$67,409	$121,755	$134,878	$196,583
Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue - subscription and transaction fees	$486	$—	$856	$—
Cost of revenue	2,388	2,298	4,934	4,299
Research and development	26,160	26,981	53,526	47,831
Sales and marketing(1)	12,789	69,522	26,674	98,779
General and administrative	20,322	20,641	41,302	41,152
Restructuring	3,355	—	3,355	—
Total amount charged to loss from operations	65,500	119,442	130,647	192,061
Property and equipment (capitalized internal-use software)	1,909	2,313	4,231	4,522
Total stock-based compensation	$67,409	$121,755	$134,878	$196,583
1 In October 2022, the Company entered into separation and advisory agreements with its former Chief Revenue Officer (the CRO Agreements). Pursuant to the CRO Agreements, the former CRO will serve the Company as an advisor through September 2024.

Upon execution of the CRO Agreements, the Company recognized $52.2 million of stock-based compensation expense related to the former CRO's RSUs.
Unamortized stock-based compensation by award type:

	Unrecognized compensation (in thousands)	Weighted-average recognition period (in years)
RSUs	$529,954	3.1
Performance-based awards	19,987	3.2
Market-based RSUs	9,698	1.6
Stock options	7,958	1.2
Employee stock purchase plan	1,526	0.5
Total unamortized stock-based compensation	$569,124
Share Repurchase Program
In January 2023, the Company's board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the Share Repurchase Program). As of December 31, 2023, the Company completed the repurchase of shares with an aggregate value equal to the full authorized amount under the Share Repurchase Program.
The Company repurchased and subsequently retired 2,722,655 shares for $196.7 million and 2,882,634 shares for $212.7 million under the Share Repurchase Program during the three and six months ended December 31, 2023, respectively, including an immaterial amount of excise tax. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets.
NOTE 8 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest expense	$(4,753)	$(3,562)	$(9,491)	$(6,411)
Lower of cost or market adjustment on card receivables sold and held for sale	—	—	—	(1,545)
Interest income	33,781	20,910	68,134	32,375
Other	(109)	(326)	(416)	(1,449)
Total other income, net	$28,919	$17,022	$58,227	$22,970
NOTE 9 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company's income tax provision was approximately $1.7 million and $2.2 million for the three and six months ended December 31, 2023, respectively, and income tax benefit was approximately $0.4 million and $0.5 million for three and six months ended December 31, 2022, respectively.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three and six months ended December 31, 2023 consisted primarily of an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2024, partially offset by a reduction to the net deferred tax liability as a result of the Company's current year losses.

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
NOTE 10 – COMMITMENTS AND CONTINGENCIES
During the three and six months ended December 31, 2023 there have been no material changes to the Company's contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in the 2023 10-K.
NOTE 11 – RESTRUCTURING
On December 5, 2023, the Company announced a restructuring plan (Restructuring Plan) intended to right-size our organization, enhance profitability, and reallocate resources towards the most impactful initiatives. The Restructuring Plan included a reduction of the Company's global workforce and closure of its office in Sydney, Australia. The Company incurred the majority of the charges relating to the Restructuring Plan in the three months ended December 31, 2023. The Company expects the Restructuring Plan to be substantially completed by June 30, 2024, subject to local law and consultation requirements.
During the three and six months ended December 31, 2023, the Company recorded restructuring expenses of $25.1 million, which includes $3.4 million of stock-based compensation expense, as a separate line item in the accompanying condensed consolidated statements of operations. The following table summarizes the restructuring liability that is included in other accruals and current liabilities and accounts payable on the accompanying condensed consolidated balance sheets:

	Severance and termination benefits	Contract termination	Other	Total restructuring liability
Balance, at June 30, 2023	$—	$—	$—	$—
Charges	20,975	343	417	21,735
Cash payments	(8,239)	(72)	—	(8,311)
Balance, at December 31, 2023	$12,736	$271	$417	$13,424
NOTE 12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	December 31,
	2023	2022
RSUs	5,203	4,644
Stock options	2,189	3,156
Performance-based awards	285	—
Market-based RSUs	115	—
Employee stock purchase plan	6	—
Total	7,798	7,800
In addition, approximately 8.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as they would be anti-dilutive. Such number of shares issuable under the Notes is subject to adjustment up to approximately 12.7 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. The

Company’s current intent is to settle conversions of the Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock. The Company uses the "as-if converted" method for calculating any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. As of December 31, 2023, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

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
Overview
We are a leading financial operations platform for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Our integrated platform helps businesses to more efficiently control their payables, receivables and spend and expense management. Hundreds of thousands of businesses rely on BILL’s proprietary member network of millions to pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of December 31, 2023, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $318.5 million and $260.0 million during the three months ended December 31, 2023 and 2022, respectively, an increase of $58.5 million, and $623.5 million and $489.9 million during the six months ended December 31, 2023 and 2022, respectively, an increase of $133.6 million. We generated net losses of $40.4 million and $95.1 million during the three months ended December 31, 2023 and 2022, respectively, and $68.3 million and $176.7 million during the six months ended December 31, 2023 and 2022, respectively.
Macroeconomic and Other Factors
Recent interest rate increases and persistent inflation in the U.S. and other markets globally have increased economic volatility and led to tightening in credit markets in the U.S. and globally. The SMBs we serve are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and spending businesses using BILL Spend and Expense (formerly Divvy) to moderate their expenditures and, in certain cases, shift to lower-cost methods of payment, resulting in lower payment volume growth and lower transaction fee growth than historical trends. Moreover, the rate of growth in the number of businesses using our solutions has and may continue to be impacted by the current macroeconomic environment. In addition, increased interest rates have led to an increase in interest on funds held for customers. Certain of these business impacts have accelerated in recent periods and we anticipate that they will persist in the near-term. Moreover, there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
In December 2023, we announced a reduction-in-force (RIF), impacting approximately 15% of our global workforce and including the closure of our office in Sydney, Australia, designed to right-size our organization, enhance our profitability profile, and reallocate resources towards our most impactful initiatives. We incurred the majority of the charges related to the RIF in the three months ended December 31, 2023 and expect it to be substantially completed by June 30, 2024.
In addition, in March 2023, instability in the U.S. banking system resulted in the closure of several U.S. banks, including Silicon Valley Bank (SVB), where we held significant company and customer funds. However, all of our and our customers' funds were preserved, and were able to re-route pending transactions involving SVB through other banking partners. Going forward, we will continue to assess the potential advantages in diversifying our banking relationships, including with both multinational financial institutions and, as appropriate, U.S. national and regional banks. Nonetheless, continued actual or perceived instability in the U.S. banking system that adversely affects any of the financial institutions with which we do business may adversely impact our ability to access our corporate cash and cash equivalents and cash held in trust on behalf of customers or process customer payments.
Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors, banking sector dynamics, or ongoing global geopolitical conflicts will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including changes in central bank policies and interest rates, rates of inflation, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, the impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

	As of December 31,
	2023	2022	% Growth
Businesses using our solutions (1)	473,500	435,800	9%

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Growth	2023	2022	% Growth
Total Payment Volume (amounts in billions) (2)	$74.9	$67.3	11%	$145.1	$132.2	10%

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Growth	2023	2022	% Growth
Transactions processed (in millions) (3)	25.6	20.8	23%	50.3	40.3	25%
(1)As of December 31, 2023, the total number of BILL standalone customers was approximately 215,600; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 31,600; and the total number of Invoice2go subscribers was approximately 226,300.
(2)During the three months ended December 31, 2023, the total payment volume (TPV) transacted by BILL standalone customers was approximately $70.4 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $4.2 billion; and the TPV transacted by Invoice2go subscribers was approximately $257.9 million. During the six months ended December 31, 2023, TPV transacted by BILL standalone customers was approximately $136.3 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $8.3 billion; and the TPV transacted by Invoice2go subscribers was approximately $546.1 million.
(3)During the three months ended December 31, 2023, the total number of transactions executed by BILL standalone customers was approximately 12.0 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 13.2 million; and the total number of transactions executed by Invoice2go subscribers was approximately 0.3 million. During the six months ended December 31, 2023, the total number of transactions executed by BILL standalone customers was approximately 23.6 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 26.0 million; and the total number of transactions executed by Invoice2go subscribers was approximately 0.6 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprised of transactions from BILL standalone customers, BILL Divvy Corporate Card transactions, and transactions executed by Invoice2go subscribers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three and six months ended December 31, 2023 and 2022.
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
Subscription fees are fixed monthly or annually and charged to customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, and cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments. Fixed transaction fees are set at a fixed charge per payment transaction, while variable transaction fees are generally calculated based on a percentage of the dollar amount of the payment transaction.
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
General and administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, corporate business operations, risk management, legal and compliance, human resources, information technology, costs incurred for external professional services, provision for expected credit losses, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher costs for professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of revenue from period to period.
Depreciation and amortization of intangible assets – Depreciation and amortization of intangible assets consist of depreciation of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs paid in cash are excluded.
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits, including commission, and stock-based expense. Additionally, these costs include contract termination expenses and other costs related to the execution of our Restructuring Plan.
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue
Subscription and transaction fees (2)	$274,992	$231,095	$43,897	19%	540,134	445,706	94,428	21%
Interest on funds held for customers	43,503	28,911	14,592	50%	83,346	44,224	39,122	88%
Total revenue	318,495	260,006	58,489	22%	623,480	489,930	133,550	27%
Cost of revenue
Service costs (2)	47,239	36,965	10,274	28%	92,143	71,786	20,357	28%
Depreciation and amortization of intangible assets (1)	11,138	10,502	636	6%	22,260	20,789	1,471	7%
Total cost of revenue	58,377	47,467	10,910	23%	114,403	92,575	21,828	24%
Gross profit	260,118	212,539	47,579	22%	509,077	397,355	111,722	28%
Operating expenses
Research and development (2)	86,489	78,910	7,579	10%	175,552	154,030	21,522	14%
Sales and marketing (2)	118,305	164,683	(46,378)	(28)%	236,704	283,308	(46,604)	(16)%
General and administrative (2)	85,583	69,381	16,202	23%	170,909	136,119	34,790	26%
Depreciation and amortization of intangible assets (1)	12,324	12,028	296	2%	25,141	24,055	1,086	5%
Restructuring (2)	25,091	—	25,091	100%	25,091	—	25,091	100%
Total operating expenses	327,792	325,002	2,790	1%	633,397	597,512	35,885	6%
Loss from operations	(67,674)	(112,463)	44,789	(40)%	(124,320)	(200,157)	75,837	(38)%
Other income, net	28,919	17,022	11,897	70%	58,227	22,970	35,257	153%
Loss before provision for (benefit from) income taxes	(38,755)	(95,441)	56,686	(59)%	(66,093)	(177,187)	111,094	(63)%
Provision for (benefit from) income taxes	1,666	(365)	2,031	(556)%	2,189	(471)	2,660	(565)%
Net loss	$(40,421)	$(95,076)	$54,655	(57)%	$(68,282)	$(176,716)	$108,434	(61)%
(1) Depreciation expense does not include amortization of capitalized internal-use software costs paid in cash.
(2) Includes stock-based compensation charged to revenue and expenses as follows (in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue - subscription and transaction fees	$486	$—	$486	100%	$856	$—	$856	100%
Cost of revenue - service costs	2,388	2,298	90	4%	4,934	4,299	635	15%
Research and development	26,160	26,981	(821)	(3)%	53,526	47,831	5,695	12%
Sales and marketing (3)	12,789	69,522	(56,733)	(82)%	26,674	98,779	(72,105)	(73)%
General and administrative	20,322	20,641	(319)	(2)%	41,302	41,152	150	—%
Restructuring	3,355	—	3,355	100%	3,355	—	3,355	100%
Total stock based compensation (4)	$65,500	$119,442	$(53,942)	(45)%	$130,647	$192,061	$(61,414)	(32)%
(3) Three and six months ended December 31, 2022 includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with our former Chief Revenue Officer.

(4) Consists of acquisition related equity awards (Acquisition Related Awards), which include equity awards assumed and retention equity awards granted to certain employees of acquired companies in connection with acquisitions, modified equity awards in connection with the Restructuring Plan (Restructuring Awards), and non-acquisition related equity awards (Non-Acquisition Related Awards), which include all other equity awards granted to existing employees and non-employees in the ordinary course of business. The following table summarizes stock-based compensation recorded for the periods presented and as a percentage of total revenue:

	Three Months Ended December 31,		As a % of total revenue		Six Months Ended December 31,		As a % of total revenue
			Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Acquisition Related Awards	$4,003	$63,962	1%	25%	$9,073	$92,914	1%	19%
Restructuring Awards	3,355	—	1%	—%	3,355	—	1%	—%
Non-Acquisition Related Awards	58,142	55,480	18%	21%	118,219	99,147	19%	20%
Total stock-based compensation	$65,500	$119,442	20%	46%	$130,647	$192,061	21%	39%
The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue
Subscription and transaction fees	86%	89%	87%	91%
Interest on funds held for customers	14%	11%	13%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue
Service costs	15%	14%	15%	15%
Depreciation and amortization of intangible assets	3%	4%	3%	4%
Total cost of revenue	18%	18%	18%	19%
Gross profit	82%	82%	82%	81%
Operating expenses
Research and development	26%	30%	28%	31%
Sales and marketing	37%	63%	38%	58%
General and administrative	27%	27%	27%	28%
Depreciation and amortization of intangible assets	4%	5%	4%	5%
Restructuring	8%	—%	4%	—%
Total operating expenses	102%	125%	101%	122%
Loss from operations	(20)%	(43)%	(19)%	(41)%
Other income, net	8%	7%	8%	5%
Loss before provision for (benefit from) income taxes	(12)%	(36)%	(11)%	(36)%
Provision for (benefit from) income taxes	1%	—%	—%	—%
Net loss	(13)%	(36)%	(11)%	(36)%
Comparison of the three and six months ended December 31, 2023 and 2022
Revenue
Revenue consists mainly of subscription and transactions fees. Subscription revenue increased by $1.8 million, or 3% and $6.1 million, or 5%, during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to an increase in customers. Transaction fee revenue increased by $42.1 million, or 25% and $88.3 million, or 27% during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to increased total payment volume driven by the increase in customer adoption of our products. In addition, interest on funds held for customers increased by $14.6 million, or 50% and $39.1 million, or 88%, during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to an increase in yield earned from investing customer funds as interest rates have increased.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations and international payments grows as a percentage of our revenue or our international operations increase.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and six months ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue:
Service costs	$47,239	$36,965	$10,274	28%	$92,143	$71,786	$20,357	28%
Depreciation and amortization of intangible assets (1)	11,138	10,502	636	6%	22,260	20,789	1,471	7%
Total cost of revenue	58,377	47,467	10,910	23%	114,403	92,575	21,828	24%
Gross profit	$260,118	$212,539	$47,579	22%	$509,077	$397,355	$111,722	28%
Gross margin	81.7%	81.7%			82.0%	81.0%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $10.3 million and $20.4 million during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to:
•a $7.7 million and $13.6 million increase, respectively, in direct costs associated with the processing of payments made by businesses using our solutions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions; and
•a $2.6 million and $6.8 million increase, respectively, in costs for consultants and temporary contractors, shared overhead, and other costs.
Gross margin remained flat at 82% during the three months ended December 31, 2023. Gross margin increased to 82% during the six months ended December 31, 2023, from 81% during the prior year period, primarily due to an increase in interest on funds held for customers and a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $7.6 million and $21.5 million during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to a $7.6 million and $21.6 million increase, respectively, in personnel-related costs, including stock-based compensation expense, resulting from the hiring of additional personnel, who were directly engaged in developing new product offerings.
Our research and development expenses decreased to 26% and 28% as a percentage of revenue during the three and six months ended December 31, 2023, respectively, from 30% and 31% during the prior year periods, respectively, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses as a percentage of revenue.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $46.4 million and $46.6 million during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to the following:
•a $56.6 million and $72.3 million decrease during the three and six months ended December 31, 2023, respectively, in personnel-related costs as a result of higher stock-based compensation expense related to former executives in the prior year period, including $52.2 million recognized during the three months ended December 31, 2022, related to the separation and advisory agreements with our former Chief Revenue Officer; offset by
•a $10.2 million and $22.9 million increase during the three and six months ended December 31, 2023, respectively, in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume and higher rewards rates; and
•a $2.8 million increase during the six months ended December 31, 2023, in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we intensified our efforts in promoting our products and services and increasing our brand awareness.
Our sales and marketing expenses decreased to 37% and 38% as a percentage of revenue during the three and six months ended December 31, 2023, respectively, from 63% and 58% during the prior year periods, respectively, primarily due to a higher revenue growth rate and lower stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased by $16.2 million and $34.8 million during the three and six months ended December 31, 2023, respectively, as compared to prior year periods, primarily due to the following:
•a $7.2 million and $15.1 million increase, respectively, in provision for expected credit losses and fraud losses mainly due to increase in acquired card receivables during the period;
•a $4.0 million and $9.8 million increase, respectively, in consulting fees, primarily resulting from outside services fees, and temporary contractors who provided general and administrative services;
•a $3.0 million and $7.6 million increase, respectively, in personnel-related costs resulting from the hiring of additional general and administrative personnel; and
•a $2.0 million and $2.3 million increase, respectively, in software subscription and computer-related expenses, shared overhead and other costs.
Our general and administrative expenses remained flat at 27% as a percentage of our total revenue during the three months ended December 31, 2023. Our general and administrative expenses decreased to 27% as a percentage of revenue during the six months ended December 31, 2023 from 28% during the prior year period, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related costs as a percentage of revenue.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $0.9 million and $2.6 million during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, primarily due to depreciation of capitalized software projects in fiscal 2024 and intangible assets acquired in fiscal year 2023.

Restructuring
Restructuring increased by $25.1 million during each of the three and six months ended December 31, 2023 due the Restructuring Plan announced on December 5, 2023. Refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Restructuring Plan.
Other Income, Net
Other income, net increased $11.9 million and $35.3 million during the three and six months ended December 31, 2023, respectively, as compared to prior year periods, primarily due to the following:
•a $12.9 million and $35.8 million increase during the three and six months ended December 31, 2023, respectively, in interest income due to higher interest rates earned on corporate funds;
~~•~~a $1.5 million decrease during the six months ended December 31, 2023, in discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market as we ceased selling acquired card receivables in August 2022; and partially offset by
~~•~~a $1.2 million and $3.1 million increase during the three and six months ended December 31, 2023, respectively, in other expenses mainly due to interest expense primarily as the result of higher interest rates and increased borrowings under the Revolving Credit Facility.
Provision for Income Taxes
Provision for income taxes during the three and six months ended December 31, 2023 pertained mainly to an estimated cash tax liability resulting from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2024, offset, in part, by a reduction to the net deferred tax liability, as a result of our current year losses.
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
We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to assist investors in seeing our financial performance using a management view. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. We also periodically review our non-GAAP financial measures and may revise these measures to reflect changes in our business or otherwise.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit, minus depreciation and amortization of intangible assets, and stock-based compensation and related payroll taxes recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table shows a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Total revenue	$318,495	$260,006	$623,480	$489,930
Gross profit	$260,118	$212,539	509,077	397,355
Add:
Depreciation and amortization of intangible assets (1)	11,138	10,502	22,260	20,789
Stock-based compensation charged to expenses and related payroll taxes	2,446	2,353	5,074	4,419
Non-GAAP gross profit	$273,702	$225,394	$536,411	$422,563
Gross margin	81.7%	81.7%	81.7%	81.1%
Non-GAAP gross margin	85.9%	86.7%	86.0%	86.2%

(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Free Cash Flow
Free cash flow is defined as net cash used or provided in operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalization of internal-use software costs, for operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in the ordinary course of business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table provides a reconciliation of our free cash flow to net cash provided by operating activities for the periods presented (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$133,342	$73,382
Purchases of property and equipment	(755)	(3,161)
Capitalization of internal-use software costs	(10,762)	(10,510)
Free cash flow	$121,825	$59,711
Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents of $1.6 billion, our available-for-sale short-term investments of $1.0 billion, and our available undrawn Revolving Credit Facility (as defined below) of $90.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $225.0 million from our Revolving Credit Facility and have drawn $135.0 million as of December 31, 2023. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.

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
Our principal commitments to settle our contractual obligations consist of our 2027 Notes, 2025 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the year ended June 30, 2023 (2023 10-K).
In January 2023, our board of directors authorized the repurchase of up to $300.0 million of our outstanding shares of common stock (the Share Repurchase Program). As of December 31, 2023, we completed the repurchase of shares with an aggregate value equal to the full authorized amount under the Share Repurchase Program. During the three and six months ended December 31, 2023, we repurchased and subsequently retired 2,722,655 shares for $196.7 million and 2,882,634 shares for $212.7 million, respectively, including an immaterial amount of excise tax, under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on our condensed consolidated balance sheets. Depending on market conditions, our liquidity requirements, contractual restrictions and other factors, we may consider initiating a new share repurchase program or repurchasing certain of the Notes.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$133,342	$73,382
Investing activities	$251,593	$(94,538)
Financing activities	$78,811	$386,872
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

Our net cash provided by operating activities increased to $133.3 million during the six months ended December 31, 2023, from $73.4 million during the prior year period. The net change was mainly due to the increase in our revenues and an increase in collections.
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
Our net cash provided by investing activities was $251.6 million during the six months ended December 31, 2023, compared to net cash used of $94.5 million during the prior year period. The net change was due primarily to the decrease in purchases of corporate and customer short-term investments and the decrease in purchase of acquired card receivables. This was partially offset in part by lower proceeds from maturities of corporate and customer short-term investments.
Net Cash Provided By Financing Activities
Our cash proceeds from our financing activities consist primarily of exercises of stock options, employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP), and prepaid card deposits. Our cash usage for our financing activities consists primarily of repurchases of shares and contingent consideration payout. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability.
Our net cash provided by financing activities decreased to $78.8 million during the six months ended December 31, 2023, from $386.9 million during the prior year period. The net change was primarily due to repurchases of shares, decrease in customer funds liability, and decrease in proceeds from line of credit borrowings.
2027 Notes
On September 24, 2021, we issued $575.0 million in aggregate principal amount of our 0% convertible senior notes due on April 1, 2027 (the 2027 Notes). The 2027 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2027. The 2027 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $414.80 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025 (the 2025 Notes). The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to

130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We have a total borrowing commitment of $225.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (the Revolving Credit Facility), of which we borrowed $135.0 million as of December 31, 2023. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our BILL Divvy Corporate Card and certain related collateral. Our Revolving Credit Facility matures in June 2024 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $15.8 million as of December 31, 2023 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of December 31, 2023.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2023.
As of December 31, 2023 we, in partnership with the Issuing Banks, had approximately $2.1 billion in unused credit available to spending businesses. While this balance represents the total unused credit available, historical trends and current expectations indicate that not all spending businesses will access their full available credit at any one time.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 10-K.

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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 5.03% and 5.02% during the three and six months ended December 31, 2023, respectively, compared to 3.31% and 2.59% during the same periods in fiscal 2023 due primarily to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of December 31, 2023, we borrowed $135.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 3% increase or decrease in interest rates would not have a material effect on our financial results.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•We have incurred costs in connection with a reduction in force announced in the second quarter of fiscal 2024, which may result in unanticipated costs or consequences;
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net losses of $40.4 million and $95.1 million during the three months ended December 31, 2023 and 2022, respectively, and $68.3 million and $176.7 million during the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1,137.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $318.5 million and $260.0 million during the three months ended December 31, 2023 and 2022, respectively, and $623.5 million and $489.9 million during the six months ended December 31, 2023 and 2022, respectively. Our TPV was $74.9 billion and $67.3 billion during the three months ended

December 31, 2023 and 2022, respectively, and $145.1 billion and $132.2 billion during the six months ended December 31, 2023 and 2022, respectively. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns relate thereto, actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of the conflicts in Ukraine and Israel;
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
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results.
More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as the conflicts in Ukraine and Israel, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, continued instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. If challenging macroeconomic conditions for SMBs persist, or if additional economic or political factors create greater pressure on SMBs, our customers and spending businesses may be disproportionately impacted and, as a result, the overall demand for our products and services could be materially and adversely affected.
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
•our ability to retain and expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or identify and attract new partners;
•customer expansion rates;
•changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•general economic, market, credit and liquidity conditions, both domestically and internationally, such as high inflation, high interest rate and recessionary environments, and actual or perceived instability in the U.S. and global banking systems, as well as economic conditions specifically affecting SMBs or the industries in which our customers participate;
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
•the impact of the conflicts in Ukraine and Israel, including any related economic sanctions and countermeasures taken by other countries, and market volatility resulting therefrom; and
•awareness of our brand and our reputation in our target markets.
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
To increase our revenue, we must continue to attract new customers and increase sales to those customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that compete or are perceived to compete with our platform, our ability to sell subscriptions or successfully increase customer adoption of new payment products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users perceive that features incorporated into alternative products reduce the need for our platform or if they prefer to purchase products that are bundled with solutions offered by other companies. Further, in an effort to attract new customers, we may offer simpler, lower-priced products or promotions, which may reduce our profitability.
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
To date, a significant portion of our growth has been attributable to customer adoption of new and existing payment products. To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by incentivizing them to pay for additional services and driving adoption of new and existing payment products, including ad valorem products such as our BILL Divvy Corporate Cards, virtual cards, instant transfer, and international payment offerings. Our ability to retain our customers, drive adoption and increase usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, SMB preference for lower-cost payment solutions, customer reaction to changes in the pricing of our products, general economic conditions or the other risks described in this Quarterly Report on Form 10-Q. Our ability to sell additional services or increase customer adoption of new or existing products may require more sophisticated and costly sales and marketing efforts, especially for our larger customers. If we are unable to retain existing customers or increase the usage of our platform by them, it would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
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
For a substantial majority of extensions of credit to BILL Spend and Expense spending businesses facilitated through our spend and expense management platform, we purchase from our Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using BILL Divvy Corporate Cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. In addition, we have in the past and may in the future tighten our credit requirements for customer or vendor eligibility for such solutions, which may limit the growth and profitability of these solutions or result in customer attrition. We do not file UCC liens or take other security interests on BILL Divvy Corporate Card balances, which significantly reduces our ability to collect amounts outstanding from spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
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
Several of our other product offerings whereby we advance funds to our customers or vendors of our customers based on credit and risk profiling before we receive the funds on their behalf, such as our Instant Transfer and invoice financing offerings, also expose us to credit risks. Although these offerings are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness would expose us to many of the credit risks described above and could harm our business, operating results, and financial condition.
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
Our competitors in the cloud-based software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in October 2023, Intuit launched a native bill payment solution with integration to its QuickBooks accounting software. While we believe our platform offers much greater functionality than this product, there can be no assurance that QuickBooks customers will not opt to change providers for certain accounts payable services in the future. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships.
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
As of December 31, 2023, we had approximately 473,500 businesses using our solutions and TPV processed was approximately $74.9 billion and $67.3 billion during the three months ended December 31, 2023 and 2022, respectively, and $145.1 billion and $132.2 billion during the six months ended December 31, 2023 and 2022, respectively. Accordingly, we have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is highly complex and always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from high inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto or from war (such as the conflicts in Ukraine and Israel) or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, the sudden closure of SVB in March 2023 introduced a potential risk of loss because we held certain corporate and customer funds at SVB. Although we were able to move substantially all such funds to large multinational financial institutions and to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors, there can be no assurance that we would be able to do so in the future in the event of a similar or more severe, systemic banking crisis. In addition, cash held at banks and financial institutions is subject to applicable deposit insurance limits, and in the event that our corporate or customer funds held at a given institution exceed such limits, or are held in investments that are not covered by deposit insurance, such funds may be unrecoverable in the event of a future bank failure.
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
During the three months ended December 31, 2023 and 2022, we generated $43.5 million and $28.9 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 14% and 11% of our total revenue for such periods, respectively. During the six months ended December 31, 2023 and 2022, we generated $83.3 million and $44.2 million, or 13% and 9% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates have risen in recent periods, the amount of revenue we have generated from such funds has increased; however, these interest rate increases have ceased and we anticipate that interest rates may decline in the future. If interest rates decline, the amount of revenue we generate from these investments will decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
We have incurred costs in connection with a reduction in force announced in the second quarter of fiscal 2024, which may result in unanticipated costs or consequences.

During the second quarter of fiscal 2024, we announced a reduction in force (RIF) impacting approximately 15% of our global workforce and the closure of our Sydney, Australia office. In connection with the RIF, we have incurred and may continue to incur additional costs in the near term, including cash expenditures related to severance payments, certain retention payments, employee benefits and employee transition costs, as well as non-cash charges for stock-based compensation expense. The RIF may result in other unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of institutional knowledge and expertise (particularly as it relates to our Invoice2Go solutions), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the RIF may not achieve its intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, operating results and financial condition.
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
We may not be able to attract new financial institution partners if our potential partners favor our competitors’ products or services over our platform or choose to compete with our products directly. Further, many of our existing financial institution partners have greater resources than we do and could choose to develop their own solutions to replace ours. Moreover, certain financial institutions may elect to focus on other market segments and decide to terminate their SMB-focused services. If we are unsuccessful in establishing, growing, or maintaining our relationships with financial institution partners, or if any of our financial institution partners elect to terminate their relationships with us, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results may suffer.
Finally, we are subject to oversight by our financial institution partners and they conduct audits of our operations, information security controls, and compliance controls. To the extent an audit were to identify material gaps or evidence of noncompliance in our operations or controls it could violate contractual terms with the financial institution partner, which could materially and adversely impact our commercial relationships with that partner.
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

Our Issuing Banks are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking rules, regulations, and examination requirements. We, in turn, are subject to audit by our Issuing Banks in accordance with FDIC guidance related to management of service providers and other bank-specific requirements pursuant to the terms of our agreements with our Issuing Banks. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act and state regulators in our capacity as a service provider for our Issuing Banks. If we fail to comply with requirements applicable to us by law or contract, or if audits by our Issuing Banks, or regulatory audits of our Issuing Banks, were to conclude that our processes and procedures are insufficient, we may be subject to fines or penalties or our Issuing Banks could terminate their relationships with us.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, and our President and Chief Financial Officer, John Rettig, are critical to our overall management, as well as the continued development of our products, our partnerships, our culture, our relationships with accounting firms, and our strategy. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of acquired businesses. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable. The loss of our founder, or one or more of our senior management, key members of senior management of acquired companies or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

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
Given the complexity of our platform and the distinct interface and tools that we offer to our accounting firm partners and financial institution partners, it may be critical that certain businesses or technologies that we acquire be successfully and fully integrated into our platform. In addition, some acquisitions may require us to spend considerable time, effort, and resources to consummate and/or to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. The challenges and costs of integrating and achieving anticipated synergies and benefits of transactions, and the risk that the anticipated benefits of the proposed transaction may not be fully realized or take longer to realize than expected, may be compounded where we attempt to integrate multiple acquired businesses within similar timeframes, as was the case with the concurrent integration efforts related to our acquisitions of the Divvy and Invoice2go businesses.
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
The market for SMB financial software solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. In addition, the market for our spend and expense management solution is new and fragmented, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods, or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer or spending business dissatisfaction, and adversely affect our business.
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
•potential application of more stringent regulations relating to AI, environmental and social matters, privacy, information protection, and data security, and the authorized use of, or access to, commercial and personal information;
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
Natural disasters, pandemics such as the COVID-19 pandemic, other catastrophic events, and man-made problems, such as terrorism, war, or economic or trade sanctions related to war (including the conflicts in Ukraine and Israel), may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California, Draper, Utah, and Houston, Texas, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and is subject to frequent wildfire outbreaks and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. In addition, data centers depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change.
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
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the approximately 150 countries in which Invoice2go has subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this "Risk Factors" section our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. For example, the State of California has adopted new climate-related disclosure requirements, and compliance with such rules could require significant effort and resources.
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
As of December 31, 2023, we had outstanding $1.15 billion aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $575.0 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes, and together with the 2025 Notes, the Notes) and had drawn $135.0 million under our Revolving Credit Facility, as described in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes and 2027 Notes was not triggered as of December 31, 2023, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

•other events or factors, including those resulting from war (such as the conflicts in Ukraine and Israel), incidents of terrorism, or responses to these events;
•actual or perceived instability in the U.S. and global banking systems;
•uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 105,081,980 shares of our common stock outstanding as of December 31, 2023. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, we have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of vesting conditions, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.
In addition, we have in the past, and may in the future, issue our shares of common stock or securities convertible into or exercisable for our common stock from time to time in connection with financings, acquisitions, investments, partnerships or otherwise. We also expect to grant additional equity awards to employees and directors under our 2019 Equity Incentive Plan and rights to purchase our common stock under our 2019 Employee Stock Purchase Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
The timing and amount of any repurchases under our Share Repurchase Program are subject to a number of uncertainties.
In January 2023, our board of directors authorized the repurchase of up to $300 million of our outstanding shares of common stock (the Share Repurchase Program), providing for repurchases from time to time using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The authorization for the Share Repurchase Program expired in January 2024 and the full amount authorized thereunder was repurchased by December 31, 2023.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although the excise tax applies to repurchases of our shares made during the three and six months ended December 31, 2023 we do not expect excise tax to be material, due to our planned issuance of stock during the fiscal year. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost of our repurchases and may cause us to reduce the number of shares repurchased pursuant to any future share repurchase program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
In connection with our commercial relationship with JPMC Strategic Investments I Corporation (“JPMC”), on November 28, 2023, we issued to JPMC a warrant (the “Warrant”) to purchase up to 13,027 shares (the “Warrant Shares”) of our common stock at an exercise price of $0.01 per Warrant Share. The Warrant is exercisable for a term ending May 22, 2033 and allows cashless exercise in whole or part. The Warrant was issued as result of the achievement of certain performance milestones achieved under the commercial relationship.

The issuance of the Warrant has not been, and the sale of the Warrant Shares issuable upon exercise of the Warrant will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrant was, and the Warrant Shares issuable upon exercise of the Warrant will be, issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. The Warrant and the Warrant Shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. JPMC represented in the Warrant, among other things, that it is an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act, and that the acquisition of the Warrant is for investment in its account and not with a view to the public resale or distribution within the meaning of the Securities Act.
Purchase of Equity Securities by the Issuer
In January 2023, our board of directors authorized the repurchase of up to $300 million of our outstanding shares of common stock (the Share Repurchase Program). As of December 31, 2023, we completed the repurchase of the full authorized amount under the Share Repurchase Program.
The following table provides shares repurchase activity during the three months ended December 31, 2023:

Period	Total number of shares purchased (in thousands) (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
October 1, 2023 - October 31, 2023	535	$100.99	535	$142,331
November 1, 2023 - November 30, 2023	1,819	$63.78	1,819	$26,325
December 1, 2023 - December 8, 2023	369	$71.32	369	$—
Total	2,723		2,723	$—
(1) See Note 7 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Individual	Action	Date	Trading Arrangement		Total Shares to be Sold		Expiration Date
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Germaine Cota	Adopt	12/7/2023	X		17,926	(3)	8/23/2024
René Lacerte	Terminate	11/20/2023	X		487,383	(4)	5/31/2025
John Rettig	Terminate	11/21/2023	X		74,173	(4)	6/14/2024
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
(3) Includes certain shares to be received upon the vesting and settlement of restricted stock units. Ms. Cota's plan includes, but the listed figure does not reflect, shares to be purchased under our Employee Stock Purchase Plan.
(4) Includes certain shares to be received upon the vesting and settlement of restricted stock units and performance-based restricted stock units.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

4.1	Form of Warrant to Purchase Common Stock by and between the Registrant and JPMC Strategic Investments I Corporation.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

February 8, 2024	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 8, 2024	By:	/s/ John Rettig
(Date)		John Rettig
President and Chief Financial Officer
(Principal Financial Officer)

