Form 10-Q
period 2024-03-31
BILL Holdings, Inc.
filed 2024-05-03
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, the registrant had 106,137,373 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$952,474	$1,617,151
Short-term investments	837,140	1,043,110
Accounts receivable, net	29,891	28,233
Acquired card receivables, net of allowances of $23,853 and $15,498 as of March 31, 2024 and June 30, 2023, respectively	641,861	458,650
Prepaid expenses and other current assets	256,199	170,111
Funds held for customers	3,510,918	3,355,909
Total current assets	6,228,483	6,673,164
Non-current assets:
Operating lease right-of-use assets, net	61,466	68,988
Property and equipment, net	87,300	81,564
Intangible assets, net	300,764	361,427
Goodwill	2,396,509	2,396,509
Other assets	47,736	54,366
Total assets	$9,122,258	$9,636,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,824	$8,519
Accrued compensation and benefits	27,619	32,901
Deferred revenue	17,547	26,328
Other accruals and current liabilities	263,603	194,733
Borrowings from credit facilities, net	—	135,046
Customer fund deposits	3,510,918	3,355,909
Total current liabilities	3,826,511	3,753,436
Non-current liabilities:
Deferred revenue	4,156	410
Operating lease liabilities	65,023	72,477
Borrowings from credit facilities, net	180,011	—
Convertible senior notes, net	966,242	1,704,782
Other long-term liabilities	21,582	18,944
Total liabilities	5,063,525	5,550,049
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,165,049	4,946,623
Accumulated other comprehensive loss	(1,507)	(4,488)
Accumulated deficit	(1,104,811)	(856,168)
Total stockholders' equity	4,058,733	4,085,969
Total liabilities and stockholders' equity	$9,122,258	$9,636,018
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue
Subscription and transaction fees	$281,294	$239,495	$821,428	$685,201
Interest on funds held for customers	41,734	33,060	125,080	77,284
Total revenue	323,028	272,555	946,508	762,485
Cost of revenue
Service costs	43,845	37,897	135,988	109,683
Depreciation and amortization of intangible assets (1)	11,167	10,953	33,427	31,742
Total cost of revenue	55,012	48,850	169,415	141,425
Gross profit	268,016	223,705	777,093	621,060
Operating expenses
Research and development	81,594	78,761	257,145	232,791
Sales and marketing	118,105	115,350	354,808	398,658
General and administrative	81,573	71,719	252,482	207,837
Depreciation and amortization of intangible assets (1)	12,262	12,093	37,403	36,149
Restructuring	2,104	—	27,195	—
Total operating expenses	295,638	277,923	929,033	875,435
Operating loss	(27,622)	(54,218)	(151,940)	(254,375)
Other income, net	59,801	23,622	118,026	46,591
Income (loss) before provision for income taxes	32,179	(30,596)	(33,914)	(207,784)
Provision for income taxes	370	542	2,559	70
Net income (loss)	$31,809	$(31,138)	$(36,473)	$(207,854)

Net income (loss) per share attributable to common stockholders:
Basic	$0.30	$(0.29)	$(0.34)	$(1.96)
Diluted	$0.00	$(0.29)	$(0.34)	$(1.96)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	105,436	106,597	106,045	105,843
Diluted	111,176	106,597	106,045	105,843
(1) Depreciation expense does not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income (loss)	$31,809	$(31,138)	$(36,473)	$(207,854)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	(1,744)	3,178	2,981	7,034
Comprehensive income (loss)	$30,065	$(27,960)	$(33,492)	$(200,820)

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
Issuance of common stock upon exercise of stock options and release of restricted stock units	634	—	2,946	—	—	2,946
Issuance of common stock under the employee stock purchase plan	91	—	7,846	—	—	7,846
Repurchase and retirement of common stock	(160)	—	—	—	(16,068)	(16,068)
Stock-based compensation	—	—	64,606	—	—	64,606
Other comprehensive income	—	—	—	675	—	675
Net loss	—	—	—	—	(27,861)	(27,861)
Balance at September 30, 2023	107,115	2	5,022,021	(3,813)	(900,097)	4,118,113
Issuance of common stock upon exercise of stock options and release of restricted stock units	689	—	2,106	—	—	2,106
Repurchase and retirement of common stock, including excise tax	(2,723)	—	—	—	(196,675)	(196,675)
Stock-based compensation	—	—	64,672	—	—	64,672
Other comprehensive income	—	—	—	4,050	—	4,050
Net loss	—	—	—	—	(40,421)	(40,421)
Balance at December 31, 2023	105,081	2	5,088,799	237	(1,137,193)	3,951,845
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax and excise tax	727	—	(206)	—	573	367
Issuance of common stock under the employee stock purchase plan	134	—	8,649	—	—	8,649
Unwind of capped calls	—	—	8,502	—	—	8,502
Stock-based compensation	—	—	59,305	—	—	59,305
Other comprehensive loss	—	—	—	(1,744)	—	(1,744)
Net income	—	—	—	—	31,809	31,809
Balance at March 31, 2024	105,942	$2	$5,165,049	$(1,507)	$(1,104,811)	$4,058,733

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	835	—	3,901	—	—	3,901
Issuance of common stock under the employee stock purchase plan	67	—	8,494	—	—	8,494
Stock-based compensation	—	—	73,352	—	—	73,352
Other comprehensive loss	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	(81,640)	(81,640)
Balance at September 30, 2022	105,633	2	4,684,484	(10,487)	(626,468)	4,047,531
Issuance of common stock upon exercise of stock options and release of restricted stock units	663	—	4,316	—	—	4,316
Issuance of common stock as consideration for an acquisition	40	—	3,376	—	—	3,376
Stock-based compensation	—	—	119,604	—	—	119,604
Other comprehensive income	—	—	—	4,126	—	4,126
Net loss	—	—	—	—	(95,076)	(95,076)
Balance at December 31, 2022	106,336	2	4,811,780	(6,361)	(721,544)	4,083,877
Issuance of common stock upon exercise of stock options and release of restricted stock units	596	—	2,643	—	—	2,643
Issuance of common stock under the employee stock purchase plan	115	—	9,385	—	—	9,385
Repurchase and retirement of common stock	(359)	—	—	—	(27,000)	(27,000)
Stock-based compensation	—	—	63,392	—		63,392
Other comprehensive income	—	—	—	3,178	—	3,178
Net loss	—	—	—	—	(31,138)	(31,138)
Balance at March 31, 2023	106,688	$2	$4,887,200	$(3,183)	$(779,682)	$4,104,337
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,473)	$(207,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	190,036	255,717
Amortization of intangible assets	60,663	59,984
Depreciation of property and equipment	10,167	7,907
Amortization of capitalized internal-use software costs	6,332	3,009
Amortization of debt issuance costs	5,174	5,217
Accretion of discount on investments in marketable debt securities	(39,285)	(23,710)
Accretion of discount on loans held for investment	(5,531)	(9)
Provision for credit losses on acquired card receivables and other financial assets	47,279	23,685
Gain on debt extinguishment	(35,715)	—
Non-cash operating lease expense	6,590	7,114
Deferred income taxes	(126)	(1,169)
Other	1,787	1,357
Changes in assets and liabilities:
Accounts receivable	(3,795)	(9,969)
Prepaid expenses and other current assets	5,413	(7,477)
Other assets	(2,068)	(2,040)
Accounts payable	(1,898)	(1,265)
Other accruals and current liabilities	6,812	9,639
Operating lease liabilities	(7,559)	(7,711)
Other long-term liabilities	(2,617)	(272)
Deferred revenue	(5,035)	(4,740)
Net cash provided by operating activities	200,151	107,413
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	—	(28,902)
Purchases of corporate and customer fund short-term investments	(2,042,849)	(2,394,518)
Proceeds from maturities of corporate and customer fund short-term investments	1,857,220	2,510,829
Proceeds from sale of corporate and customer fund short-term investments	1,539	11,607
Purchases of loans held for investment	(218,943)	(537)
Principal repayments of loans held for investment	191,861	325
Acquired card receivables, net	(139,850)	(198,244)
Purchases of property and equipment	(771)	(6,499)
Capitalization of internal-use software costs	(14,595)	(17,231)
Proceeds from beneficial interest	—	2,080
Other	—	1,167
Net cash used in investing activities	(366,388)	(119,923)
Cash flows from financing activities:
Payments for repurchase of convertible senior notes	(710,931)	—
Proceeds from unwind of capped calls	10,252	—
Customer fund deposits liability and other	155,376	(46,092)
Prepaid card deposits	(20,776)	21,064
Repurchase of common stock	(211,902)	(24,001)
Proceeds from line of credit borrowings	45,000	60,000
Proceeds from exercise of stock options	6,525	10,860
Tax withholdings related to net share settlements of equity awards	(1,681)	—
Proceeds from issuance of common stock under the employee stock purchase plan	16,495	17,879
Contingent consideration payout	(10,762)	—
Net cash provided by (used in) financing activities	(722,404)	39,710
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(397)	12
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(889,038)	27,212
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	4,224,841	3,542,715
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,335,803	$3,569,927
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$952,474	$1,590,560
Restricted cash included in other current assets	153,031	96,823
Restricted cash included in other assets	5,297	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	2,225,001	1,875,820
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,335,803	$3,569,927
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (2023 10-K).
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are mainly located in the United States (U.S.) and revenue is mainly generated in the U.S. Long-lived assets outside the U.S. are not material as of March 31, 2024 and June 30, 2023. Total revenue from external customers outside of the U.S. was approximately 2% of consolidated total revenue during each of the three and nine months ended March 31, 2024 and 2023.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk receivables. As of March 31, 2024 and June 30, 2023, the allowance for expected credit losses related to accounts receivable and acquired card receivables totaled approximately $24.1 million and $15.9 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the purchase of card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2024 and 2023.
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
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Reportable Segments (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses, including public entities with a single operating or reportable segment. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements retrospectively, to all periods presented, once adopted.
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
In March 2024, the SEC adopted final rule under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply for annual periods beginning in fiscal 2026. The Company is currently evaluating the impact on the final rule to determine its impact on the Company's Annual Reports on Form 10-K.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Small-to-midsize businesses, accounting firms, spending businesses and other	$273,860	$227,573	$803,909	$652,800
Financial institutions	7,434	11,922	17,519	32,401
Total subscription and transaction fees	281,294	239,495	821,428	685,201
Interest on funds held for customers	41,734	33,060	125,080	77,284
Total revenue	$323,028	$272,555	$946,508	$762,485
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three and nine months ended March 31, 2024, the Company recognized $3.7 million and $20.5 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2023.

Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $98.1 million. Of the total remaining performance obligations, the Company expects to recognize approximately 82% within two years and 18% over the subsequent three to five years. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. The Company is currently in discussions with a customer to potentially amend the existing contract. This customer represented approximately 42% of the total remaining performance obligation amount as of March 31, 2024. Accordingly, this amount is subject to change resulting from any potential amendments. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of March 31, 2024. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals, and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $16.6 million and $14.0 million as of March 31, 2024 and June 30, 2023, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.
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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$352,954	$—	$—	$352,954
Corporate bonds	—	10,913	—	10,913
Certificates of deposit	—	1,952	—	1,952
	352,954	12,865	—	365,819
Short-term investments:
Corporate bonds	—	394,497	—	394,497
U.S. treasury securities	—	271,941	—	271,941
Asset-backed securities	—	78,338	—	78,338
Certificates of deposit	—	61,607	—	61,607
U.S. agency securities	—	30,757	—	30,757
	—	837,140	—	837,140
Funds held for customers:
Restricted cash equivalents:
Money market funds	917,948	—	—	917,948
Corporate bonds	—	239,513	—	239,513
	917,948	239,513	—	1,157,461
Short-term investments:
Corporate bonds	—	964,256	—	964,256
U.S. treasury securities	—	187,654	—	187,654
Certificates of deposit	—	74,909	—	74,909
Asset-backed securities	—	51,264	—	51,264
	—	1,278,083	—	1,278,083
Total assets measured at fair value	$1,270,902	$2,367,601	$—	$3,638,503

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,131,621	$—	$—	$1,131,621
Corporate bonds	—	45,301	—	45,301
U.S. treasury securities	44,856	—	—	44,856
Certificates of deposit	—	2,578	—	2,578
	1,176,477	47,879	—	1,224,356
Short-term investments:
Corporate bonds	—	479,483	—	479,483
U.S. treasury securities	408,368	—	—	408,368
U.S. agency securities	—	57,967	—	57,967
Asset-backed securities	—	51,193	—	51,193
Certificates of deposit	—	46,099	—	46,099
	408,368	634,742	—	1,043,110
Funds held for customers:
Restricted cash equivalents:
Money market funds	713,469	—	—	713,469
	713,469	—	—	713,469
Short-term investments:
Corporate bonds	—	433,920	—	433,920
Certificates of deposit	—	233,291	—	233,291
U.S. treasury securities	81,074	—	—	81,074
Asset-backed securities	—	70,661	—	70,661
U.S. agency securities	—	27,458	—	27,458
	81,074	765,330	—	846,404
Total assets measured at fair value	$2,379,388	$1,447,951	$—	$3,827,339

Liabilities
Contingent consideration(1)	$—	$—	$(12,035)	$(12,035)
Total liabilities measured at fair value	$—	$—	$(12,035)	$(12,035)
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
The Company had $575.0 million and $401.8 million in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of March 31, 2024. The Company carries the Notes at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $495.9 million and $374.3 million, respectively, as of March 31, 2024. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.
The Company's financial instruments not measured and recorded at fair value, includes cash, restricted cash, acquired cards receivables, interest receivable, incentive receivables and borrowings from revolving credit facility, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from revolving credit facility would be classified as Level 2 and the acquired cards receivables would be classified as Level 3 in the fair value hierarchy.
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	March 31, 2024	June 30, 2023
Short-term investments:
Available-for-sale debt securities	$837,140	$1,043,110
Total short-term investments	837,140	1,043,110
Funds held for customers:
Restricted cash	1,071,256	1,793,088
Restricted cash equivalents	1,157,461	713,469
Funds receivable	11,903	12,822
Available-for-sale debt securities	1,278,083	846,404
Total funds held for customers	3,518,703	3,365,783
Less - income earned by the Company included in other current assets	(7,785)	(9,874)
Total funds held for customers, net of income earned by the Company	$3,510,918	$3,355,909
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

The following table summarizes the estimated fair value of available-for-sale debt securities included within funds held for customers and short-term investments as of the dates presented (in thousands):

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$394,730	$357	$(590)	$394,497
U.S. treasury securities	272,320	8	(387)	271,941
Asset-backed securities	78,262	118	(42)	78,338
Certificates of deposit	61,607	—	—	61,607
U.S. agency securities	30,802	6	(51)	30,757
Total short-term investments	$837,721	$489	$(1,070)	$837,140
Funds held for customers:
Corporate bonds	$964,944	$26	$(714)	$964,256
Certificates of deposit	74,909	—	—	74,909
Asset-backed securities	51,304	4	(44)	51,264
U.S. treasury securities	187,676	—	(22)	187,654
Total funds held for customers	$1,278,833	$30	$(780)	$1,278,083

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$481,658	$207	$(2,382)	$479,483
U.S. treasury securities	409,586	42	(1,260)	408,368
U.S. agency securities	58,166	—	(199)	57,967
Asset-backed securities	51,321	8	(136)	51,193
Certificates of deposit	46,099	—	—	46,099
Total short-term investments	$1,046,830	$257	$(3,977)	$1,043,110
Funds held for customers:
Corporate bonds	$433,936	$18	$(34)	$433,920
Certificates of deposit	233,290	1	—	233,291
Asset-backed securities	70,993	—	(332)	70,661
U.S. agency securities	27,484	5	(31)	27,458
U.S. treasury securities	81,309	1	(236)	81,074
Total funds held for customers	$847,012	$25	$(633)	$846,404
The amortized cost and fair value amounts for short-term investments include accrued interest receivables of $5.6 million and $4.3 million as of March 31, 2024 and June 30, 2023, respectively. The amortized cost and fair value amounts for funds held for customers include accrued interest receivable of $4.8 million and $6.9 million as of March 31, 2024 and June 30, 2023, respectively.

The following table summarizes fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of the dates presented (in thousands):

	March 31, 2024	June 30, 2023
Due within one year	$1,856,999	$1,543,379
Due in 1 year through 5 years	258,224	346,135
Total	$2,115,223	$1,889,514
As of March 31, 2024, approximately 310 out of approximately 610 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$153,102	$(486)	$30,842	$(103)	$183,944	$(589)
U.S. treasury securities	196,269	(287)	31,491	(100)	227,760	(387)
Asset-backed securities	22,624	(29)	2,554	(14)	25,178	(43)
U.S. agency securities	25,940	(51)	—	—	25,940	(51)
Total short-term investments	$397,935	$(853)	$64,887	$(217)	$462,822	$(1,070)
Funds held for customers:
Corporate bonds	$451,361	$(679)	$—	$—	$451,361	$(679)
Asset-backed securities	30,076	(34)	6,555	(9)	36,631	(43)
U.S. treasury securities	297,385	(58)	—	—	297,385	(58)
Total funds held for customers	$778,822	$(771)	$6,555	$(9)	$785,377	$(780)

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term Investments:
Corporate bonds	$213,373	$(1,421)	$83,189	$(961)	$296,562	$(2,382)
U.S. treasury securities	199,440	(976)	14,286	(284)	213,726	(1,260)
Asset-backed securities	35,719	(103)	2,707	(33)	38,426	(136)
U.S. agency securities	57,967	(199)	—	—	57,967	(199)
Total short-term investments	$506,499	$(2,699)	$100,182	$(1,278)	$606,681	$(3,977)
Funds held for customers:
Corporate bonds	$34,530	$(34)	$—	$—	$34,530	$(34)
Asset-backed securities	59,128	(258)	11,533	(74)	70,661	(332)
U.S. agency securities	22,494	(31)	—	—	22,494	(31)
U.S. treasury securities	74,888	(236)	—	—	74,888	(236)
Total funds held for customers	$191,040	$(559)	$11,533	$(74)	$202,573	$(633)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three and nine months ended March 31, 2024 and 2023.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of March 31, 2024, approximately $210.8 million of the acquired card receivable balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 6).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and nine months ended March 31, 2024 and 2023.
The acquired card receivable balances do not include purchases of card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of card receivables that have not cleared as of March 31, 2024 totaled $19.2 million. The Company recognized an immaterial amount of expected credit losses on the purchased card receivables that have not cleared yet as of March 31, 2024.
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

	March 31, 2024	June 30, 2023
Current and less than 30 days past due	$650,613	$463,704
30 ~ 59 days past due	5,097	2,507
60 ~ 89 days past due	6,578	4,544
90 ~ 119 days past due	3,200	3,196
Over 119 days past due	226	197
Total	$665,714	$474,148
The outstanding balance of acquired card receivables that were (i) 90 days or more past due that continued to accrue fees and had an allowance for outstanding balance and fees and (ii) not classified as non-accrual was not material as of each of March 31, 2024 and June 30, 2023.
Unused Credit Arrangements
As of March 31, 2024, the Company, in partnership with the Issuing Banks, had approximately $2.7 billion in unused credit available to spending businesses. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses at any one time.

The Company manages credit risk exposure by limiting total credit for each spending business. The Company periodically reviews credit lines to assess different factors, including account usage and spending business creditworthiness. The credit lines can be terminated by the Company at any time, and they do not necessarily represent future cash requirements. The Company does not record a liability for expected credit losses for unused lines of credit as they are unconditionally cancellable.

Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning	$21,509	$11,948	$15,498	$5,414
Initial allowance for credit losses on purchased card receivables with credit deterioration	—	—	—	10
Provision for expected credit losses	15,104	8,425	41,433	23,529
Charge-off amounts	(14,276)	(7,155)	(36,184)	(16,568)
Recoveries collected	1,516	377	3,106	1,210
Balance, end of period	$23,853	$13,595	$23,853	$13,595
Card receivables acquired from the Issuing Banks and held for investment were $4.3 billion and $12.6 billion during the three and nine months ended March 31, 2024, respectively, and $3.3 billion and $9.4 billion during the three and nine months ended March 31, 2023, respectively. The provision for expected credit losses and charge-off amounts increased during the three and nine months ended March 31, 2024 due to portfolio growth and increase in delinquencies during the period.
NOTE 6 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium)(1)	$—	$135,046
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	575,000	575,000
2025 Notes, principal	401,798	1,150,000
Less: unamortized debt issuance costs	(10,556)	(20,218)
Convertible senior notes, net	966,242	1,704,782
Borrowings from Revolving Credit Facility (including unamortized debt premium)(1)	180,011	—
Total	$1,146,253	$1,839,828
(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.6 million and $0.2 million as of March 31, 2024 and June 30, 2023, respectively, and is included in "Other assets" on the condensed consolidated balance sheets.
2027 Notes
On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2027 Notes). The 2027 Notes are subject to the terms and conditions of the indenture governing the 2027 Notes between the Company and Wells Fargo Bank, N.A., as trustee (Notes Trustee). The net proceeds from the issuance of the 2027 Notes were $560.1 million, after deducting debt discount and debt issuance costs totaling $14.9 million.
The 2027 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the Notes Trustee. The 2027 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2027 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2025 Notes. In addition, the 2027 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.
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

2025 Notes
On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2025 Notes, and together with the 2027 Notes, the Notes). The 2025 Notes are subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and the Notes Trustee. The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.
The 2025 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions, or failure to deliver reports to the Notes Trustee. The 2025 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2025 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2027 Notes. In addition, the 2025 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.
The 2025 Notes have an initial conversion rate of 6.2159 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $160.88 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.
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
On March 6, 2024, the Company entered into privately-negotiated transactions with certain holders of its 2025 Notes to repurchase $748.2 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $711.0 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $743.6 million, net of unamortized issuance cost of $4.6 million, resulting in a $32.5 million gain recorded in other income, net in the accompanying condensed consolidated statement of operations, comprised of $35.7 million gain on extinguishment of debt and $3.2 million loss on mark to market derivative related to forward contract to settle the repurchase. The shares issuable upon conversion of the remaining outstanding 2025 Notes at the initial conversion price is approximately 2.5 million.
Additional Information About the Notes
As of March 31, 2024 and June 30, 2023, the Notes consisted of the following (in thousands):

	March 31, 2024		June 30, 2023
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Principal	$575,000	$401,798	$575,000	$1,150,000
Less: unamortized issuance costs	(8,165)	(2,391)	(10,188)	(10,030)
Net carrying amount	$566,835	$399,407	$564,812	$1,139,970
The debt issuance costs of the Notes are being amortized using the effective interest method. During the three and nine months ended March 31, 2024, the Company recognized $1.6 million and $5.0 million, respectively, of the debt issuance costs of the Notes. During the three and nine months ended March 31, 2023, the Company recognized $1.7 million and $5.1 million, respectively, of the debt discount and issuance amortization costs related to the Notes. During each of the three and nine months ended March 31, 2024 and 2023 the effective interest rate of the 2027 Notes was 0.48% and the effective interest rate of the 2025 Notes was 0.36%. As of March 31, 2024, the weighted-average remaining life of the Notes was 2.5 years.
The "if-converted" value of the Notes did not exceed the principal amount of $1.0 billion as of each of March 31, 2024 and June 30, 2023.
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
On March 6, 2024, the Company entered into agreements to terminate a portion of the capped call transactions previously entered into in connection with the issuance of the 2025 Notes, in a notional amount corresponding to the amount of 2025 Notes that are repurchased. The Company received $10.3 million in cash, and also recorded a $1.7 million gain on mark to market derivative to settle the capped call unwinding. The gain was recorded in other income, net in the accompanying condensed consolidated statement of operations.
The Capped Calls associated with the 2027 Notes and 2025 Notes have an initial strike price of approximately $414.80 per share and $160.88 per share, respectively, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2027 Notes and 2025 Notes, and have an initial cap price of $544.00 per share and $218.14 per share, respectively, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than their respective strike price. The Capped Calls associated with the Notes cover approximately 3.9 million shares of the Company’s common stock, subject to anti-dilution adjustments. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
Revolving Credit Facility
The Company's Revolving Credit and Security Agreement (as amended from time to time, the Revolving Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The Revolving Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization was $180.0 million, or 60% of the total commitment, and the Company had borrowed an additional $45.0 million in March 2024. Total outstanding borrowings were $180.0 million as of March 31, 2024. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Prior to March 3, 2023, borrowings of up to $75.0 million bore interest of 2.75% per annum and borrowings greater than $75.0 million bore interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 8.27% per annum as of March 31, 2024. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of March 31, 2024, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the contract of approximately 2.2 years. The amortization of the debt issuance costs and debt premium is recorded in other income, net in the accompanying condensed consolidated statement of operations and during each of the three and nine months ended March 31, 2024 and 2023 was not material.
NOTE 7 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Restricted stock units (RSUs)(1)	$53,450	$49,473	$165,806	$206,409
Stock options	2,223	8,328	8,714	33,239
Performance-based awards	3,276	4,969	12,592	11,416
Employee stock purchase plan	2,158	2,561	6,387	8,344
Market-based RSUs	216	990	2,702	3,497
Total stock-based compensation	$61,323	$66,321	$196,201	$262,905

Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue - subscription and transaction fees	$446	$—	$1,303	$—
Cost of revenue	2,190	2,421	7,124	6,720
Research and development	25,183	22,319	78,708	70,151
Sales and marketing(1)	10,968	18,162	37,643	116,941
General and administrative	20,382	20,888	61,684	62,040
Restructuring	220	—	3,574	—
Total amount charged to operating loss	59,389	63,790	190,036	255,852
Property and equipment (capitalized internal-use software)	1,934	2,531	6,165	7,053
Total stock-based compensation	$61,323	$66,321	$196,201	$262,905
1 In October 2022, the Company entered into separation and advisory agreements with its former Chief Revenue Officer (the CRO Agreements). Pursuant to the CRO Agreements, the former CRO will serve the Company as an advisor through September 2024. Upon execution of the CRO Agreements, the Company recognized $52.2 million of stock-based compensation expense related to the former CRO's RSUs.
Unamortized stock-based compensation by award type:

	Unrecognized compensation (in thousands)	Weighted-average recognition period (in years)
RSUs	$491,111	2.7
Performance-based awards	16,390	3.2
Market-based RSUs	8,096	1.6
Stock options	5,888	1.1
Employee stock purchase plan	7,154	0.8
Total unamortized stock-based compensation	$528,639
Share Repurchase Program
In January 2023, the Company's board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the Share Repurchase Program). During the nine months ended March 31, 2024, the Company repurchased and subsequently retired 2,882,634 shares for $212.2 million under the Share Repurchase Program. The Company completed the repurchase of shares with an aggregate value equal to the full authorized amount under the Share Repurchase Program by December 31, 2023. The total price of the shares repurchased and retired, and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets.

NOTE 8 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest income	$30,456	$27,844	$98,589	$60,219
Gain on debt extinguishment and change on mark to market derivatives associated with 2025 Notes repurchase and capped calls	34,297	—	34,297	—
Interest expense	(4,737)	(4,193)	(14,228)	(10,604)
Lower of cost or market adjustment on card receivables sold and held for sale	—	—	—	(1,545)
Other	(215)	(29)	(632)	(1,479)
Total other income, net	$59,801	$23,622	$118,026	$46,591
NOTE 9 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company's income tax provision was approximately $0.4 million and $2.6 million for the three and nine months ended March 31, 2024, respectively, and approximately $0.5 million and $0.1 million for three and nine months ended March 31, 2023, respectively.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three and nine months ended March 31, 2024 consisted primarily of an estimated cash tax liability associated with the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2024, partially offset by a reduction to the net deferred tax liability as a result of the Company's current year losses.
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
NOTE 10 – COMMITMENTS AND CONTINGENCIES
During the three and nine months ended March 31, 2024 there have been no material changes to the Company's contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in the 2023 10-K.
NOTE 11 – RESTRUCTURING
On December 5, 2023, the Company announced a restructuring plan (Restructuring Plan) intended to right-size its organization, enhance profitability, and reallocate resources towards the most impactful initiatives. The Restructuring Plan included a reduction of the Company's global workforce and closure of its office in Sydney, Australia. The Company incurred the majority of the charges relating to the Restructuring Plan in the second fiscal quarter ended December 31, 2023. The Company expects the Restructuring Plan to be substantially completed by June 30, 2024, subject to local law and requirements.
During the three and nine months ended March 31, 2024, the Company recorded restructuring expenses of $2.1 million and $27.2 million, which included $0.2 million and $3.6 million of stock-based compensation expense, respectively, as a separate line item in the accompanying condensed consolidated statements of operations. The following table summarizes the restructuring liability that is included in other accruals and current liabilities and accounts payable on the accompanying condensed consolidated balance sheets (in thousands):

	Severance and termination benefits	Contract termination	Other	Total restructuring liability
Balance, at June 30, 2023	$—	$—	$—	$—
Charges	22,588	480	552	23,620
Cash payments	(21,100)	(480)	(417)	(21,997)
Balance, at March 31, 2024	$1,488	$—	$135	$1,623
NOTE 12 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024 (1)	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders
Basic	$31,809	$(31,138)	$(36,473)	$(207,854)
Gain on debt extinguishment and change on mark to market derivatives, net of amortization of debt issuance costs,	(31,641)	—	—	—
Diluted	$168	$(31,138)	$(36,473)	$(207,854)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	105,436	106,597	106,045	105,843
Effect of dilutive securities:
Convertible senior notes	3,721	—	—	—
Equity awards	2,019	—	—	—
Diluted	111,176	106,597	106,045	105,843
Net income (loss) per share attributable to common stockholders
Basic	$0.30	$(0.29)	$(0.34)	$(1.96)
Diluted	$0.00	$(0.29)	$(0.34)	$(1.96)
1 For the three months ended March 31, 2024, the dilutive effect of outstanding equity awards and convertible senior notes is reflected in diluted earnings per share by application of the treasury stock method and if-converted method, respectively.

Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	March 31,
	2024	2023
Equity awards	7,201	7,355
Convertible senior notes	3,884	8,534
Total	11,085	15,889
Shares issuable under the Notes is subject to adjustment up to approximately 5.8 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of March 31, 2024, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

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
Overview
We are a leading financial operations platform for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Our integrated platform helps businesses to more efficiently control their payables, receivables, and spend and expense management. Hundreds of thousands of businesses rely on BILL’s proprietary member network of millions to pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of March 31, 2024, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $323.0 million and $272.6 million during the three months ended March 31, 2024 and 2023, respectively, an increase of $50.5 million, and $946.5 million and $762.5 million during the nine months ended March 31, 2024 and 2023, respectively, an increase of $184.0 million. We generated net income of $31.8 million and net loss of $31.1 million during the three months ended March 31, 2024 and 2023, respectively, and net loss of $36.5 million and $207.9 million during the nine months ended March 31, 2024 and 2023, respectively.
Macroeconomic and Other Factors
Elevated interest rates and recent inflation in the U.S. and other markets globally have increased economic volatility and led to tightening in credit markets in the U.S. and globally. The SMBs we serve are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and spending businesses using BILL Spend and Expense (formerly Divvy) to moderate their expenditures and, in certain cases, shift to lower-cost methods of payment, resulting in lower payment volume growth and lower transaction fee growth than historical trends. Moreover, the rate of growth in the number of businesses using our solutions has and may continue to be impacted by the current macroeconomic environment. In addition, increased interest rates have led to an increase in interest on funds held for customers. Certain of these business impacts have accelerated in recent periods and we anticipate that they will persist in the near-term. Moreover, there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.

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
Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue consists of transaction fees and interchange fees on a fixed or variable rate per transaction. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, pay-by-card, invoice financing and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
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

	As of March 31,
	2024	2023	% Growth
Businesses using our solutions (1)	464,900	455,300	2%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Growth	2024	2023	% Growth
Total Payment Volume (amounts in billions) (2)	$71.4	$64.7	10%	$216.5	$196.9	10%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Growth	2024	2023	% Growth
Transactions processed (in millions) (3)	25.7	21.4	20%	76.0	61.7	23%
(1)As of March 31, 2024, the total number of BILL standalone customers was approximately 210,700; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 33,500; and the total number of Invoice2go subscribers was approximately 220,700.
(2)During the three months ended March 31, 2024, the total payment volume (TPV) transacted by BILL standalone customers was approximately $66.8 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $4.4 billion; and the TPV transacted by Invoice2go subscribers was approximately $239.1 million. During the nine months ended March 31, 2024, TPV transacted by BILL standalone customers was approximately $203.1 billion; the total card payment volume transacted by spending businesses that used BILL Divvy

Corporate Cards was approximately $12.7 billion; and the TPV transacted by Invoice2go subscribers was approximately $785.2 million.
(3)During the three months ended March 31, 2024, the total number of transactions executed by BILL standalone customers was approximately 11.8 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 13.5 million; and the total number of transactions executed by Invoice2go subscribers was approximately 0.3 million. During the nine months ended March 31, 2024, the total number of transactions executed by BILL standalone customers was approximately 35.5 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 39.6 million; and the total number of transactions executed by Invoice2go subscribers was approximately 0.9 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprised of transactions from BILL standalone customers, BILL Divvy Corporate Card transactions, and transactions executed by Invoice2go subscribers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three and nine months ended March 31, 2024 and 2023.
Transactions Processed
We define transactions processed as the total number of payments initiated and processed through our platform during a particular period. Payment transactions include checks, ACH payments, card payments, Invoice2go subscriber transactions, real-time payments, pay by card, invoice financing, and cross-border payments.
Components of Results of Operations
Revenue
We generate revenue primarily from subscription and transaction fees.
Subscription fees are fixed monthly or annually and charged to customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, pay by card, invoice financing and cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments. Fixed transaction fees are set at a fixed charge per payment transaction, while variable transaction fees are generally calculated based on a percentage of the dollar amount of the payment transaction.
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
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits, including commission, as well as stock-based expense. Additionally, these costs include contract termination expenses and other costs related to the execution of our Restructuring Plan.
Other income, net – Other income, net consists primarily of interest income on our corporate funds, gain on debt extinguishment, change on mark to market derivatives, interest expense on our borrowings (including amortization issuance costs) and the lower of cost or market adjustment on card receivables sold and held for sale.
Provision for income taxes – Income tax expense consists of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance against our U.S. federal, state and Australian net deferred tax assets, as we have concluded that it is more likely than not that we will not realize our net deferred tax assets.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue
Subscription and transaction fees (2)	$281,294	$239,495	$41,799	17%	$821,428	$685,201	$136,227	20%
Interest on funds held for customers	41,734	33,060	8,674	26%	125,080	77,284	47,796	62%
Total revenue	323,028	272,555	50,473	19%	946,508	762,485	184,023	24%
Cost of revenue
Service costs (2)	43,845	37,897	5,948	16%	135,988	109,683	26,305	24%
Depreciation and amortization of intangible assets (1)	11,167	10,953	214	2%	33,427	31,742	1,685	5%
Total cost of revenue	55,012	48,850	6,162	13%	169,415	141,425	27,990	20%
Gross profit	268,016	223,705	44,311	20%	777,093	621,060	156,033	25%
Operating expenses
Research and development (2)	81,594	78,761	2,833	4%	257,145	232,791	24,354	10%
Sales and marketing (2) (3)	118,105	115,350	2,755	2%	354,808	398,658	(43,850)	(11)%
General and administrative (2)	81,573	71,719	9,854	14%	252,482	207,837	44,645	21%
Depreciation and amortization of intangible assets (1)	12,262	12,093	169	1%	37,403	36,149	1,254	3%
Restructuring (2)	2,104	—	2,104	100%	27,195	—	27,195	100%
Total operating expenses	295,638	277,923	17,715	6%	929,033	875,435	53,598	6%
Operating loss	(27,622)	(54,218)	26,596	(49)%	(151,940)	(254,375)	102,435	(40)%
Other income, net	59,801	23,622	36,179	153%	118,026	46,591	71,435	153%
Income (loss) before provision for income taxes	32,179	(30,596)	62,775	(205)%	(33,914)	(207,784)	173,870	(84)%
Provision for income taxes	370	542	(172)	(32)%	2,559	70	2,489	3556%
Net income (loss)	$31,809	$(31,138)	$62,947	(202)%	$(36,473)	$(207,854)	$171,381	(82)%
(1) Depreciation expense does not include amortization of capitalized internal-use software costs paid in cash.
(2) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue - subscription and transaction fees	$446	$—	$446	100%	$1,303	$—	$1,303	100%
Cost of revenue - service costs	2,190	2,421	(231)	(10)%	7,124	6,720	404	6%
Research and development	25,183	22,319	2,864	13%	78,708	70,151	8,557	12%
Sales and marketing (3)	10,968	18,162	(7,194)	(40)%	37,643	116,941	(79,298)	(68)%
General and administrative	20,382	20,888	(506)	(2)%	61,684	62,040	(356)	(1)%
Restructuring	220	—	220	100%	3,574	—	3,574	100%
Total stock based compensation (4)	$59,389	$63,790	$(4,401)	(7)%	$190,036	$255,852	$(65,816)	(26)%
(3) Three and nine months ended December 31, 2022 includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with our former Chief Revenue Officer.
(4) Consists of acquisition related equity awards (Acquisition Related Awards), which include equity awards assumed and retention equity awards granted to certain employees of acquired companies in connection with acquisitions, modified equity awards in connection with the Restructuring Plan (Restructuring Awards), and non-acquisition related equity awards (Non-Acquisition Related Awards), which include all other equity awards granted to existing employees and non-employees in the ordinary course of business. The following table summarizes stock-based compensation recorded for the periods presented and as a percentage of total revenue (amounts in thousands):

	Three Months Ended March 31,		As a % of total revenue		Nine Months Ended March 31,		As a % of total revenue
			Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Acquisition Related Awards	$3,567	$10,813	1%	4%	$12,962	$103,727	1%	14%
Restructuring Awards	220	—	—%	—%	3,574	—	—%	—%
Non-Acquisition Related Awards	55,602	52,977	17%	19%	173,500	152,125	18%	20%
Total stock-based compensation	$59,389	$63,790	18%	23%	$190,036	$255,852	19%	34%
The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue
Subscription and transaction fees	87%	88%	87%	90%
Interest on funds held for customers	13%	12%	13%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue
Service costs	14%	14%	14%	15%
Depreciation and amortization of intangible assets	3%	4%	4%	4%
Total cost of revenue	17%	18%	18%	19%
Gross profit	83%	82%	82%	81%
Operating expenses
Research and development	24%	30%	26%	31%
Sales and marketing	37%	42%	37%	52%
General and administrative	25%	26%	27%	27%
Depreciation and amortization of intangible assets	4%	4%	4%	5%
Restructuring	1%	—%	3%	—%
Total operating expenses	91%	102%	97%	115%
Operating loss	(8)%	(20)%	(15)%	(34)%
Other income, net	18%	9%	11%	7%
Income (loss) before provision for income taxes	10%	(11)%	(4)%	(27)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	10%	(11)%	(4)%	(27)%
Comparison of the three and nine months ended March 31, 2024 and 2023
Revenue
The following table sets forth our revenue during the three and nine months ended March 31, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Subscription fees	$65,585	$66,745	$(1,160)	(2)%	$191,352	$186,385	$4,967	3%
Transaction fees	215,709	172,750	42,959	25%	630,076	498,816	131,260	26%
Total subscription and transaction fees	281,294	239,495	41,799	17%	821,428	685,201	136,227	20%
Interest on funds held for customers	41,734	33,060	8,674	26%	125,080	77,284	47,796	62%
Total revenue	$323,028	$272,555	$50,473	19%	$946,508	$762,485	$184,023	24%
Total revenue increased during the three and nine months ended March 31, 2024, as compared to the prior year periods, primarily due to:
•a $43.0 million and $131.3 million increase, respectively, in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products;
•a $8.7 million and $47.8 million increase, respectively, in interest on funds held for customers primarily due to an increase in yield earned from investing customer funds as interest rates have increased; and
•a $5.0 million increase during the nine months ended March 31, 2024 in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and nine months ended March 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue:
Service costs	$43,845	$37,897	$5,948	16%	$135,988	$109,683	$26,305	24%
Depreciation and amortization of intangible assets (1)	11,167	10,953	214	2%	33,427	31,742	1,685	5%
Total cost of revenue	55,012	48,850	6,162	13%	169,415	141,425	27,990	20%
Gross profit	$268,016	$223,705	$44,311	20%	$777,093	$621,060	$156,033	25%
Gross margin	83.0%	82.1%			82.1%	81.5%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $5.9 million and $26.3 million during the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods, primarily due to:
•a $6.1 million and $19.7 million increase, respectively, in direct costs associated with the processing of payments made by businesses using our solutions, use of software applications and equipment, bank fees for funds held for customers, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions;
•a $3.4 million and $9.0 million increase, respectively, in costs for consultants and temporary contractors, shared overhead, and other costs; offset by
•a $3.5 million and $2.4 million decrease, respectively, in personnel-related costs due to the decrease in service cost personnel resulting from our reduction-in-force announced in December 2023.

Gross margin increased to 83.0% and 82.1% during the three and nine months ended March 31, 2024, from 82.1% and 81.5% during the prior year period, primarily due to an increase in interest on funds held for customers, a higher mix of variable-priced transaction revenue and the decrease in personnel-related costs.
Research and Development Expenses
Research and development expenses increased by $2.8 million and $24.4 million during the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods, primarily due to a $2.6 million and $24.2 million increase, respectively, in personnel-related costs, including stock-based compensation expense.
Our research and development expenses decreased to 24% and 26% as a percentage of revenue during the three and nine months ended March 31, 2024, respectively, from 30% and 31% during the prior year periods, respectively, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses, including stock-based compensation, as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $2.8 million during the three months ended March 31, 2024 as compared to the prior year period, primarily due to the following:
•a $11.1 million increase in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume. Rewards expense decreased from 48% to 47% as a percentage of revenue from spend and expense interchange fee primarily due to lower rewards redemption rate;
•a $2.2 million increase in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we intensified our efforts in promoting our products and services and increasing our brand awareness; offset by
•a $10.5 million decrease in personnel-related costs as a result of higher stock-based compensation expense related to former executives in the prior year period and a decrease in sales and marketing personnel from our reduction-in-force announced in December 2023.
Sales and marketing expenses decreased by $43.9 million during the nine months ended March 31, 2024 as compared to the prior year period, primarily due to the following:
•a $82.7 million decrease in personnel-related costs mainly as a result of higher stock-based compensation expense of $72.9 million related to former executives in the prior year period, including the separation and advisory agreements with our former Chief Revenue Officer, and a decrease in sales and marketing personnel from our reduction-in-force announced in December 2023; offset by
•a $34.0 million increase in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume. Rewards expense decreased from 49% to 48% as a percentage of revenue from spend and expense interchange fee primarily due to lower rewards redemption rate; and
•a $4.9 million increase during the nine months ended March 31, 2024, in advertising spend and various marketing initiatives and activities, such as engaging consultants and attending marketing events, as we intensified our efforts in promoting our products and services and increasing our brand awareness.
Our sales and marketing expenses decreased to 37% as a percentage of revenue during each of the three and nine months ended March 31, 2024 from 42% and 52% during the prior year periods, respectively, primarily due to a higher revenue growth rate and decreases in personnel-related expenses, including stock-based compensation.

General and Administrative Expenses
General and administrative expenses increased by $9.9 million and $44.6 million during the three and nine months ended March 31, 2024, respectively, as compared to prior year periods, primarily due to the following:
•a $9.4 million and $24.5 million increase, respectively, in provision for expected credit losses and fraud losses mainly due to increase in acquired card receivables and loans held for investment during the period;
•a $0.8 million and $10.6 million increase, respectively, in consulting fees for outside services, and temporary contractors who provided general and administrative services;
•a $7.2 million increase during the nine months ended March 31, 2024 in personnel-related expenses resulting from the hiring of additional general and administrative personnel and higher average cost per employee; and
•a $2.4 million increase during the nine months ended March 31, 2024 in software subscription and computer-related expenses, shared overhead and other costs.
Our general and administrative expenses decreased to 25% as a percentage of our total revenue during the three months ended March 31, 2024 from 26% during the prior year period, primarily due to a higher revenue growth rate but a decrease in personnel-related costs as a percentage of revenue. Our general and administrative expenses remained flat at 27% as a percentage of revenue during the nine months ended March 31, 2024 and March 31, 2023.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets increased by $0.4 million and $2.9 million during the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods, primarily due to depreciation of capitalized software projects and intangible assets acquired in fiscal second quarter of 2023.
Restructuring
Restructuring expenses increased by $2.1 million and $27.2 million during the three and nine months ended March 31, 2024, respectively, due to the Restructuring Plan announced on December 5, 2023. Refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Restructuring Plan.
Other Income, Net
Other income, net increased $36.2 million and $71.4 million during the three and nine months ended March 31, 2024, respectively, as compared to prior year periods, primarily due to the following:
•a $34.3 million increase during each of the three and nine months ended March 31, 2024 due to a gain on debt extinguishment resulting from the partial repurchase of our 2025 Notes and mark to market derivatives associated with the 2025 Note repurchase and unwind of the capped calls;
•a $2.6 million and $38.4 million increase during the three and nine months ended March 31, 2024, respectively, in interest income due to higher interest rates earned on corporate funds;
~~•~~a $1.5 million decrease during the nine months ended March 31, 2024 in expense related to a discount associated with the measurement of cards receivable sold and held for sale at a lower of cost or market as we ceased selling acquired card receivables in August 2022; and partially offset by

~~•~~a $0.5 million and $3.6 million increase during the three and nine months ended March 31, 2024, respectively, in other expenses mainly due to interest expense primarily as the result of higher interest rates and increased borrowings under the Revolving Credit Facility.
Provision for Income Taxes
Provision for income taxes during the three and nine months ended March 31, 2024 pertained mainly to an estimated cash tax liability resulting from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2024, offset, in part, by a reduction to the net deferred tax liability, as a result of our current year losses.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Total revenue	$323,028	$272,555	$946,508	$762,485
Gross profit	268,016	223,705	777,093	621,060
Add:
Depreciation and amortization of intangible assets (1)	11,167	10,953	33,427	31,742
Stock-based compensation charged to expenses and related payroll taxes	2,277	2,514	7,351	6,933
Non-GAAP gross profit	$281,460	$237,172	$817,871	$659,735
Gross margin	83.0%	82.1%	82.1%	81.5%
Non-GAAP gross margin	87.1%	87.0%	86.4%	86.5%

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

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$200,151	$107,413
Purchases of property and equipment	(771)	(6,499)
Capitalization of internal-use software costs	(14,595)	(17,231)
Free cash flow	$184,785	$83,683
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents of $952.5 million, our available-for-sale short-term investments of $837.1 million, and the available undrawn balance under our Revolving Credit Facility (as defined below) of $120.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $300.0 million from our Revolving Credit Facility and have drawn $180.0 million as of March 31, 2024. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
In January 2023, our board of directors authorized the repurchase of up to $300.0 million of our outstanding shares of common stock (the Share Repurchase Program). We completed the repurchase of shares with an aggregate value equal to the full authorized amount under the Share Repurchase Program by December 31, 2023. In addition, in March 2024, we repurchased $748.2 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of approximately $711.0 million, inclusive of transaction costs. Depending on market conditions, our liquidity requirements, contractual restrictions and other factors, we may consider initiating a new share repurchase program or repurchasing additional Notes.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$200,151	$107,413
Investing activities	$(366,388)	$(119,923)
Financing activities	$(722,404)	$39,710
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
Our net cash provided by operating activities increased to $200.2 million during the nine months ended March 31, 2024, from $107.4 million during the prior year period. The net change was mainly due to the increase in our revenues, interest income, and an increase in accounts receivable collections.
Net Cash Used in Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available for-sale investments, purchases of loans held for investment (loans held for investment represent funds advanced, through a partnership with a third party, in connection with our invoice financing product), capitalization of internal-use software, and purchases of property and equipment. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments and repayments of loans held for investment. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.
Our net cash used in investing activities was $366.4 million during the nine months ended March 31, 2024, compared to net cash used of $119.9 million during the prior year period. The net change was primarily due to the decrease in proceeds from maturities of corporate and customer short-term investments and purchases of loans held for investment. This was partially offset in by lower purchases of corporate and customer short-term investments and repayments of loans held for investment.

Net Cash Used in Financing Activities
Our cash usage for our financing activities consists primarily of the repurchase of convertible senior notes, repurchases of shares and contingent consideration payout. Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings, exercises of stock options and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposit.
Our net cash used in financing activities was $722.4 million during the nine months ended March 31, 2024, compared to net cash provided of $39.7 million during the prior year period. The net change was primarily due to the partial repurchase of our 2025 Notes and repurchases of our common stock. This was partially offset by an increase in our customer funds liability, and proceeds from line of credit borrowing.
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
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025 (the 2025 Notes). The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. On March 6, 2024, we entered into privately-negotiated transactions with certain holders of our 2025 Notes to repurchase $748.2 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $711.0 million, inclusive of transaction costs. Following the repurchases, we cancelled the repurchased 2025 Notes and, after such cancellation, $401.8 million aggregate principal amount of 2025 Notes remains outstanding. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We have a total borrowing commitment of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the Revolving Credit Facility), of which we borrowed $180.0 million as of March 31, 2024. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our BILL Divvy Corporate Card and certain related collateral. Our Revolving Credit Facility matures in June 2026 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $19.2 million as of March 31, 2024 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of March 31, 2024.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of March 31, 2024.
As of March 31, 2024 we, in partnership with the Issuing Banks, had approximately $2.7 billion in unused credit available to spending businesses. While this balance represents the total unused credit available, historical trends and current expectations indicate that not all spending businesses will access their full available credit at any one time.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 5.12% and 5.08% during the three and nine months ended March 31, 2024, respectively, compared to 4.28% and 3.14% during the same periods in fiscal 2023 due primarily to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of March 31, 2024, we borrowed $180.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1%-5% increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net income of $31.8 million and net loss $31.1 million during the three months ended March 31, 2024 and 2023, respectively, and net loss of $36.5 million and $207.9 million during the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.1 billion. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, expand partner integrations, and support international expansion. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management products can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Inflationary pressures may also result in increases in many of our other costs, including personnel-related costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $323.0 million and $272.6 million during the three months ended March 31, 2024 and 2023, respectively, and $946.5 million and $762.5 million during the nine months ended March 31, 2024 and 2023, respectively. Our TPV was $71.4 billion and $64.7 billion during the three months ended March 31, 2024 and 2023, respectively, and $216.5 billion and $196.9 billion during the nine months ended March 31, 2024 and 2023, respectively. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns relate thereto, actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of global geopolitical conflicts;
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
More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as the ongoing global geopolitical conflicts, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, continued instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. If challenging macroeconomic conditions for SMBs persist, or if additional economic or political factors create greater pressure on SMBs, our customers and spending businesses may be disproportionately impacted and, as a result, the overall demand for our products and services could be materially and adversely affected.
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
•the impact of the ongoing geopolitical conflicts, including any related economic sanctions and countermeasures taken by other countries, and market volatility resulting therefrom; and
•awareness of our brand and our reputation in our target markets.
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
As of March 31, 2024, we had approximately 464,900 businesses using our solutions and TPV processed was approximately $71.4 billion and $64.7 billion during the three months ended March 31, 2024 and 2023, respectively, and $216.5 billion and $196.9 billion during the nine months ended March 31, 2024 and 2023, respectively. Accordingly, we have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is highly complex and always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.

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
During the three months ended March 31, 2024 and 2023, we generated $41.7 million and $33.1 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 13% and 12% of our total revenue for such periods, respectively. During the nine months ended March 31, 2024 and 2023, we generated $125.1 million and $77.3 million, or 13% and 10% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates have risen in recent periods, the amount of revenue we have generated from such funds has increased; however, these interest rate increases have ceased and we anticipate that interest rates may decline in the future. If interest rates decline, the amount of revenue we generate from these investments will decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
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
Our relationships with our nearly 8,000 accounting firm partners contribute a significant portion of our consolidated revenue. We market and sell our products and services through accounting firms. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.

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
A substantial portion of our revenue is derived from interchange fees, which exposes us to potential variability in income and other risks.
Certain of our products, including our BILL Divvy Corporate Card and our virtual card products, generate revenue primarily from interchange fees paid by the supplier accepting the cards for purchase transactions. Interchange fees comprise a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, in March 2024, Visa and Mastercard reached a proposed settlement to pending antitrust litigation which, if approved by the court, would provide savings to merchants by reducing interchange fees on card transactions by setting a five year cap on interchange fee rates and permitting merchants to pass along surcharges for credit card use to cardholders or reject cards altogether, among other changes. While the settlement is not expected to become effective until April 2025 at the earliest and its impact on our business remains unclear, any restrictions imposed by the settlement may reduce the amount of interchange fees we receive from transactions using our card products, which could negatively impact our revenues. In addition, if customers are deterred or prevented from using our card products as a result of merchant policies, new surcharges or reduced attractiveness of rewards programs, our business, financial condition, and operating results could be adversely impacted.
Interchange fees generally involve a variety of risks, including:
•fluctuations due to the variability of card acceptance practices at supplier locations, and the resulting effect on our revenue;
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
Natural disasters, pandemics such as the COVID-19 pandemic, other catastrophic events, and man-made problems, such as terrorism, war, or economic or trade sanctions related to war or other geopolitical conflicts, may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California, Draper, Utah, and Houston, Texas, and our data centers are located in California and Arizona. The west coast of the U.S. contains active earthquake zones and is subject to frequent wildfire outbreaks and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. In addition, data centers depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments may involve the variable consideration used in revenue recognition for certain contracts, determination of useful lives of long-lived intangible assets, present value estimation of operating lease liabilities, the estimate of credit losses on accounts receivable, acquired card receivables and other financial assets, accrual for rewards, inputs used to value certain stock-based compensation awards, benefit period to amortize deferred costs and valuation of income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Although we currently only offer our payment and card products to customers in the U.S. and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries, for which payment activity is conducted through third-party payment providers. As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act and, to the extent we expand our offerings into the UK and the EU, UK and EU money laundering directives. As part of our compliance efforts, we scan our customers against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. For example, we recently identified gaps in our IP address blocking controls and believe that certain U.S. domestic payments were made through our platform by U.S. customers while traveling in sanctioned countries. In addition, we identified that one of our acquired subsidiaries, Zipbooks, onboarded and received a limited amount of payments from certain subscribers potentially located in sanctioned countries. In March 2024, we submitted a voluntary self-disclosure to OFAC related to these issues. We have implemented additional controls and screening tools designed to prevent similar activity from occurring in the future, but there can be no assurance that we will not encounter similar issues with our sanctions compliance processes in the future. If we are found to have failed to comply with U.S. sanctions laws, we could be subject to certain penalties, including monetary fines, as well as reputational harm. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S., Canada, Australia, and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.
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
As of March 31, 2024, we had outstanding $401.8 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $575.0 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes, and together with the 2025 Notes, the Notes) and had drawn $180.0 million under our Revolving Credit Facility, as described in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes and 2027 Notes was not triggered as of March 31, 2024, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•other events or factors, including those resulting from war or other geopolitical conflicts, incidents of terrorism, or responses to these events;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 105,941,952 shares of our common stock outstanding as of March 31, 2024. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although the excise tax applies to repurchases of our shares made during the nine months ended March 31, 2024 we do not expect excise tax to be material, due to our planned issuance of stock during the fiscal year. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost of our repurchases and may cause us to reduce the number of shares repurchased pursuant to any future share repurchase program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.                                                                                                                                                                                                                                                                                                                     OTHER INFORMATION

Individual	Action	Date	Trading Arrangement		Total Shares to be Sold		Expiration Date
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Raj Aji	Adopt	3/8/2024	X		25,429	(3)	6/13/2025
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

(3) Includes certain shares to be received upon the vesting and settlement of restricted stock units. Mr. Aji's plan also includes, but the listed figure does not reflect, shares to be purchased under our Employee Stock Purchase Plan.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.1†	Amendment No. 5 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of March 15, 2024.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
†    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The
Registrant will furnish to the SEC copies of any such schedules upon request.
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

May 3, 2024	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 3, 2024	By:	/s/ John Rettig
(Date)		John Rettig
President and Chief Financial Officer
(Principal Financial Officer)

