Form 10-K
period 2024-06-30
BILL Holdings, Inc.
filed 2024-08-23
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2023, was approximately $8.3 billion.
The number of shares of Registrant’s common stock outstanding as of August 16, 2024 was 106,685,275.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL HOLDINGS, INC.
u

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2024, 2023, and 2022 are referred to herein as fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, cybersecurity events, the U.S. presidential election, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (SEC) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
In this Annual Report on Form 10-K, the words "we," "us" and "our" refer to BILL Holdings, Inc. (BILL) together with its wholly-owned subsidiaries, including Bill.com, LLC (BILL standalone), DivvyPay, LLC (Divvy), and Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go), unless the context requires otherwise.

PART I
Item 1. BUSINESS
Overview
Our mission is to make it simple to connect and do business.
We are a leading financial operations platform for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Our integrated platform helps businesses to more efficiently control their payables, receivables, and spend and expense management. Hundreds of thousands of businesses rely on BILL’s proprietary network of millions of members to pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
BILL's purpose-built, artificial intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash flow. We have built sophisticated integrations with popular accounting software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Our integrated platform also includes BILL Spend and Expense, our spend and expense management product, which provides a solution for businesses to have smart corporate cards, build and monitor budgets, manage payments, and eliminate the need for manual expense reports.
As of June 30, 2024, approximately 474,000 businesses used our solutions and processed $292 billion in Total Payment Volume (TPV) during fiscal 2024. As of June 30, 2024, approximately 7.1 million network members have paid or received funds electronically using our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for definitions and a detailed discussion of our key business metrics.
Our Solution
Our platform automates the SMB back office and enables businesses using our solutions to pay their suppliers and collect payments from their clients, acting as a system of control for their accounts payable, accounts receivable, and spend and expense management activities. As a result, our platform frees businesses using our solutions from cumbersome legacy financial processes and provides the following key benefits:
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
•Digital and Secure. We enable secure connections and storage of sensitive supplier and client information and documents, such as invoices and contracts, and make them accessible to authorized users on any device, from nearly anywhere.
•Visible and Transparent. With our solutions, customers can easily view their transaction workflows, create budgets, and manage spend, enabling them to gain deeper insight into their financial operations, and manage their cash flows.

What Sets Us Apart
•Purpose-Built for SMBs. Our platform provides SMBs with core functionality and value-added services generally reserved for larger companies. Through our cloud-based desktop and mobile applications, SMBs can connect and do business from nearly anywhere, any time. Our platform offers a variety of payment solutions which enhances the experience for both buyers and suppliers in a transaction.
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
•Proprietary Risk Management Expertise. Leveraging our data, our proprietary risk engine has trained upon millions of business-to-business ACH, check, card, and wire transactions, enabling us to keep businesses using our solutions’ funds secure and to manage our own risk exposure.
•Experienced Management Team and Vibrant Culture. Our management team has deep experience with SMBs, software-as-a-service companies, AI, accounting firms, and financial institutions. We have built a unique culture that resonates strongly with employees.
Our Platform
Our purpose-built platform leverages our ability to see both sides of a transaction and can easily connect both transaction parties. This promotes the rapid exchange of information and funds, with strong network effects and greater monetization opportunities as more customers adopt our platform. Our platform also expands the ability of businesses using our solutions to real-time budget for, monitor, and approve employee expenses across organizations of all sizes.
In fall 2023, we announced the launch of our “integrated platform," which incorporated BILL Spend and Expense into our main accounts payable and receivable platform, and which we have continued to augment during fiscal 2024. The integrated platform enables businesses using our solutions to navigate our product offerings easily, and to gain more visibility and control, empowering them to better manage their finances.
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

•Intelligent bill capture – We have automated the capture of data from bills by leveraging our proprietary AI capabilities. Incoming bills are machine-read, and critical data fields, including due date, amount, and supplier name, are pre-populated. The customer's Accounts Payable staff can review the result and make any adjustments required, and our platform routes the bill internally for approval.
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
•Digital workflows and visibility – Our platform automates and simplifies electronic invoice creation, delivery, and collection of funds. Using our progress bar, customers have complete visibility into the accounts receivable process. When both parties to a transaction are in our network, businesses using our solutions can see when their invoices are delivered, opened, authorized to be paid, and when payment was received. Invoices and supporting documents like contracts are readily accessible and notes can be entered for future reference.
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
Spend and Expense Management
With BILL Spend and Expense, spending businesses gain robust spend and expense management tools, helping them spend smarter. Our spend and expense management product provides businesses full visibility into their spend, by giving businesses the ability to issue any employee their own BILL Divvy Corporate Card, a charge card for business expenses. Every card provides access to charge card lines originated through our card issuing partner banks (Issuing Banks) and is linked to proactive spend controls. Managers control their budgets by team through the assignment of individual permissions. Employees can request funds from their phones, and budget owners or admins can approve or deny spend requests on-the-go from a push notification to their phone. Spending businesses can leverage a single, centralized budget or opt for a more sophisticated scenario, where budgets are established by department, team, or project. Rather than building a business budgeting strategy using outdated numbers in a static spreadsheet, our budgeting software syncs automatically with the employee's Mastercard or Visa cards, while also facilitating reimbursements and vendor spend. The intuitive web and mobile applications enable budget owners to drill down into spending by department, team, project, or individual. Whether on-the-go or in the office, an SMB can view up-to-date spend against budgets, so they always know where they stand.
We market BILL Spend and Expense to potential spending businesses and issue business-purpose charge cards through our partnerships with Issuing Banks. When a business applies for a BILL Divvy Corporate Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Corporate Card pursuant to our credit policies. Once approved for a BILL Divvy Corporate Card, the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards.
Payment Services
Our suite of comprehensive payment services includes:
•ACH payments – We enable ACH transactions for both disbursements and collections. Our network makes it simple to make the switch from paper checks.
•Card payments – Through a third-party service provider, we offer businesses using our accounts receivable solutions the convenience of accepting credit and debit card payments. In addition, we enable virtual card payments to vendors of businesses using our accounts payable solutions. Virtual cards support faster payments to suppliers, which includes the data needed to easily match incoming payments with open receivables. Through card issuing partners, BILL provides both physical and virtual Mastercard and Visa cards to companies that enroll in its business spend and expense management program.
•Real-time payments (RTP) – Through The Clearing House’s RTP® network, a real-time payments platform, we offer an instant transfer service to allow businesses using our solutions to disburse funds rapidly to meet urgent funding needs. We also facilitate near real-time payments to customers’ debit cards via a service offered with a partner.
•Checks – We issue checks if our customer prefers or needs to pay via this method. By design, we protect our SMB customers against check fraud by never disclosing their bank account details to a supplier and by reviewing every check presented against a check issue file to help detect and prevent check fraud.
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
•Pay By Card – Our Pay By Card feature allows businesses using our solutions to make payments using a credit or debit card, even if the vendor or contractor does not accept card payments. We process the payment with the business' credit or debit card provider, then we pay the vendor or contractor using a method they accept.
•Invoice financing – Through a relationship with a third-party bank, we enable businesses easier access to cash by allowing them to finance outstanding invoices. For a small origination fee, businesses using our solutions can receive cash immediately instead of waiting for their invoices to be paid.
Value-Added Services
•Two-way sync with leading accounting systems – Our platform automatically synchronizes customers, suppliers, general ledger accounts, and transactions with an SMB’s accounting system to automate reconciliation. We are integrated with several of the most popular business accounting software applications, including QuickBooks Online, QuickBooks Desktop, Oracle NetSuite, Sage Intacct, Xero, and Microsoft Dynamics 365 Business Central. Our two-way synchronization capabilities virtually eliminate double data-entry, as our platform and the customer’s accounting software continuously keep each other updated. Customers who use other types of systems use our advanced file import/export capabilities to minimize data entry activities.
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
•Cash flow forecasting – We empower businesses to optimize their cash flow management with dashboards that showcase key metrics, including Cash In and Cash Out, Net Cash Flow and Cash Balance, and to generate cash flow forecasts for up to 13 months.
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
We are also developing embedded technology that will enable us to deploy our platform offerings, including accounts payable, accounts receivable and spend and expense management, as a set of embeddable capabilities through third-party platforms, allowing partners to seamlessly offer these services to their customers while expanding the universe of businesses using our solutions.
Our Unique Data Asset
BILL's TPV and number of documents processed for businesses using our solutions provide us with a unique data asset. This asset has allowed us to build powerful AI capabilities. The data provides a view into customer transactions and operational status of various payment processes, which enables us not only to effectively manage risk exposure but also to provide businesses using our solutions with enhanced tools, such as automatically populating drafts of bills, to save time and simplify their operations. Our system continues to learn with each payment made and document processed. This virtuous cycle of learning powers a network effect that facilitates customer satisfaction, offers intelligent insights, improves trust and safety, and fuels further growth.
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
Once in the network, other BILL customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses has allowed us to build a robust and growing business-to-business payments directory, which includes approximately 7.1 million network members as of June 30, 2024. We define network members as our BILL standalone customers plus their suppliers and clients, who have paid or received funds electronically via our platform. These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem.
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
This risk management process gets progressively more insightful as our data set gets larger and our AI-enabled risk engine gets smarter. This is an advantage that we expect to continue to grow over time. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our TPV, fraud and credit loss rates for our BILL standalone payment services were nominal, less than 0.01% for fiscal 2024. As a percentage of total card payment volume transacted by spending businesses that use BILL Divvy Corporate Cards, fraud and credit loss rate was approximately 0.35% for fiscal 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a detailed discussion of our key business metrics.
Security, Privacy, and Data Protection
Trust is important for our relationship with customers and partners, and we take significant measures designed to protect their privacy and the data that they provide to us. Keeping our customers’ data safe and secure is a high priority. Our approach to security includes data governance as well as ongoing testing for potential security issues.
We have robust access controls in our production environment with access to data strictly assigned, monitored, and audited. To ensure our controls remain up-to-date, we undergo continuous external testing for vulnerabilities within our software architecture. These efforts have enabled us to certify our platform to SOC1 Type II and SOC2 Type II standards. Our security program is aligned to the NIST-800-53 standards and is regularly audited and assessed by third parties as well as our partners, including some of the largest banks in the world.
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
Competition
Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises; to firms focusing on adjacent products for SMBs which enter one or more of our market segments and offer products that compete with ours; to providers of point solutions that focus exclusively on one of the many aspects of our business: document management, workflow management, accounts payable solutions, spend and expense management, card issuance, or accounts receivable solutions; to companies that offer industry-specific payment solutions.
We differentiate ourselves from our competitors by offering a portfolio of financial back-office solutions that handle all of these core cash flow activities end-to-end. Our extensive investment in building a fully-integrated two-way sync with popular accounting software providers is well-regarded in the industry. With respect to the domestic payments that comprise a large portion of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine. We manage the associated financial risk of processing billions in total payment volume through our proprietary risk models and rules.
We believe that the key competitive factors in our market include:
•Product features, quality, and functionality;
•Data asset size and ability to leverage AI;
•Ease of deployment;
•Ability to integrate with leading accounting and banking technology infrastructures;
•Ability to automate processes;
•Cloud-based delivery architecture;
•Advanced security and control features;
•Regulatory compliance leadership, as evidenced by our money transmitter licenses in all required U.S. jurisdictions and in Canada;
•Brand recognition; and
•Pricing and total cost of ownership.
We believe we compare favorably with our competitors on the basis of these factors. We expect the market for SMB back-office financial software and business-to-business payment solutions to continue to evolve and grow, as greater numbers of SMBs and larger businesses digitize their back offices. We believe that we are well-positioned to help them.
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
As part of our marketing efforts for our spend and expense management solution, we offer a card rewards program to drive card adoption, incent card usage, and drive card loyalty with spending businesses. Under the card rewards program, spending businesses can earn rewards based on transaction volume on the cards issued to them and can redeem those rewards for statement credits, cash, travel, and gift cards.

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
Payments and Banking Regulation
In order to conduct the payment services we offer, we are required to be licensed to offer money transmission services in most U.S. states. We have procured and continue to maintain money transmitter licenses from the states and territories that require them in the United States (U.S.) and actively work to comply with new license requirements as they arise. We are also registered as a Money Services Business with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (FinCEN). These licenses and registrations subject us, among other things, to anti-money laundering and anti-terrorist financing requirements, the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) sanctions obligations, record-keeping requirements, reporting requirements, bonding requirements, minimum capital requirements, limitations on the investment of customer funds, and regulatory examinations by state and federal regulatory agencies.
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
We are contractually obligated to comply with consumer protection laws and regulations applicable to our product offerings and customer base, as well as with Visa, MasterCard, and American Express rules, as a card program manager for our card program management banks (CPMB) for our card product offerings. As a card program manager for the CPMBs, we have implemented compliance programs designed to ensure we are in compliance with applicable regulations and card network rules. The CPMBs oversee our compliance program and conduct periodic audits to ensure compliance with applicable regulations and rules.
In addition, by partnering with regulated banks for the provision of business deposit accounts in connection with certain of our Invoice2Go products, we are indirectly subject to certain regulations of the Federal Deposit Insurance Corporation (FDIC).
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
We are procuring additional state lending licenses to support certain lending products. We also partner with an FDIC and state-regulated bank to offer lending products originated by such bank and may originate loans using our own licenses in the future. The lending products and services subject us to state and federal lending regulations including, but not limited to Fair Lending, state specific lending disclosures, and Unfair, Deceptive, or Abusive Acts and Practices and Unfair or Deceptive Acts or Practices requirements.

Anti-money Laundering, Counter-terrorist Financing, and Sanctions.
As a Money Services Business and a licensed money transmitter we are subject to U.S. anti-money laundering (AML) laws and regulations, including under the Bank Secrecy Act, as amended (BSA), and similar U.S. state laws and regulations, and as a Foreign Money Service Business (MSB) in Canada we are subject to various AML laws and regulations in Canada. In addition, we are required to comply with U.S. economic and trade sanctions administered by OFAC, as well as similar requirements in other jurisdictions, including, among others, the Canadian Proceeds of Crime and Terrorist Financing Act and the Australian Sanctions Regime. We have implemented an AML and sanctions compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Where we rely on partners for payment services, our partners have implemented AML and sanctions compliance programs. These compliance programs include policies, procedures, reporting protocols, systems, training, testing, independent audits, and internal controls designed to address these legal and regulatory requirements and to assist in managing the risks associated with money laundering. Our U.S. compliance program includes the designation of a BSA compliance officer to oversee the program. These programs are also designed to mitigate terrorist financing risks and to comply with sanctions requirements to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, including those on designated lists promulgated by OFAC and relevant foreign authorities.
Data Protection and Information Security
We receive, store, process, and use a wide variety of personal, business, and financial information from prospective customers, existing customers, their vendors, and other users on our platform, as well as personal information about our employees and service providers. Our handling of this data is subject to a variety of laws and regulations. In the U.S. we are subject to privacy and information safeguarding requirements under the Graham Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act. Additionally, the U.S. Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. We are also subject to foreign laws and regulations governing the handling of personal data, including the European Union's General Data Protection Regulation, the United Kingdom's equivalent law (collectively referred to as "GDPR"), Australian and Canadian privacy laws, and the privacy laws of other foreign jurisdictions.
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
•Passionate – Love what we do;
•Accountable – To each other and our network; and
•Fun – Celebrate the moments.
As of June 30, 2024, we had a total of 2,187 employees working across three offices in the U.S.: San Jose, CA, Houston, TX, and Draper, UT; and others working remotely. We also employ individuals on a temporary basis and use the services of contractors as necessary. None of our employees are represented by a labor union in connection with their employment.
We know our success is tied to recruiting, developing, and retaining our employees. Our Chief People Officer is responsible for creating and implementing our initiatives around our employees and our board of directors has ultimate oversight and receives updates on these initiatives periodically.
We leverage data and analytics to align the recruiting function to business growth and revenue drivers. We are committed to providing a fair and equitable compensation and benefits program that supports our diverse workforce. BILL offers market-competitive base salaries, semi-annual bonuses, and sales incentives. The majority of our employees are awarded equity at the time of hire and through annual equity refresh grants. We also offer an employee stock purchase plan to foster a strong sense of ownership and engage our employees in our long-term success. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package, including medical, dental, and vision insurance, family planning support and fertility treatments, and life and income protection plans. In addition, we provide generous paid time-off policies, access to free mental health services, and offer a tax-qualified 401(k) retirement plan. Through the self-directed brokerage features of the plan, participants in the 401(k) plan can choose to invest their contributions in funds that are focused on their particular goals and preferences, such as ESG matters.
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
Diversity, Equity, and Inclusion
Through an equitable approach to hiring, compensation, and career growth, we have built a company that fosters inclusivity, authenticity, and action. We seek to embed a sense of inclusion and social responsibility into our culture and how we serve the businesses using our solutions. Our Vice President of Diversity, Equity and Inclusion (DEI) is executing on a strategy that helps us accelerate our progress across four key pillars:
•building balanced teams with diverse representation throughout the organization;
•cultivating our inclusive leadership capabilities through education, training, and mentoring;
•fostering a culture of belonging to engage and celebrate our employees’ authenticity; and
•growing our diverse customers' businesses through our products and services.
One of the ways we strengthen our workplace culture of DEI is by supporting employee resource groups (ERGs). ERGs are self-organized communities that bring employees together to raise awareness and belonging for under-represented groups. Through a grassroots effort, BILL employees have established seven ERGs focused upon the following dimensions of identity: women, Latinx, Black, LGBTQIA+, disabilities and mental health, veterans, and Pan Asian and Pacific Islanders. These ERGs support the career development of their members through customer chats, skill-building workshops and community engagement. In July 2024, over 40% of our employees were members of at least one ERG.
We also offer employees learning opportunities to increase awareness of DEI issues. Unconscious bias training is available through our e-learning platform, we regularly host speakers from diverse backgrounds to share their lived experiences, and our ERGs host safe-space discussions on issues important to their members. We also recently launched a quarterly DEI Speaker Series, where we invite internal and external subject matter experts to speak to DEI topics in which our employees have expressed interest.
We partner with organizations like Codepath.org and ColorStack to support Black, Latinx, and Indigenous students interested in technical careers. Through Codepath’s Internship Connection Program, we have placed underrepresented students majoring in computer science into technical internships at BILL. Last year, we also sponsored the Black is Tech Conference, a platform that connects Black tech professionals, students, and entrepreneurs, and provides access to resources for growth and development. Other partnerships we are developing include Out in Tech and Women Impact Tech. Our ERG Ambassador Program gives candidates an opportunity to connect with an ERG member to learn more about BILL’s culture and our focus on DEI. We are hopeful that through programs and partnerships like these, we can both help local communities and build a solid pipeline of future employees for our company.
As part of our focus on community outreach, we sponsor the Adelante Program, a partnership with a local high school in San Jose, California, to expose underprivileged, low-income students to technology-focused careers. The program’s goal is to prepare these young adults for academic success, college acceptance, and early career growth by offering work study opportunities, internships, and mentoring. BILL also partnered with the African Diaspora Network to launch their Accelerating Black Leadership and Entrepreneurship (ABLE) program, an enterprise accelerator program, now in its fourth year. The program is designed to strengthen, energize, and support startups and small businesses led by Black entrepreneurs in the U.S. Last year, ABLE graduated 11 entrepreneurs with impact-oriented solutions at the local and national levels across multiple sectors.

Environmental Matters
Our San Jose headquarters building is LEED Gold and Energy Star certified, and our Houston building is LEED GOLD certified. In San Jose, California and Draper, Utah, we also offer employees free electric vehicle charging stations. Further, we embrace a hybrid work model at each of our office locations, permitting employees to work remotely several days a week, in addition to having a significant number of fully-remote employees who collaborate via videoconference and periodic offsite retreats. This flexible model allows us to minimize employee commute times, thereby reducing congestion, the consumption of energy, and pollution.
Intellectual Property
We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.
As of June 30, 2024, in the U.S., we had 25 issued patents that expire between 2028 and 2042, and seven pending patent applications, two of which have been allowed as of the date of this Annual Report on Form 10-K, along with five pending international patent applications. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of June 30, 2024, in the U.S. we had two trademark registrations covering the “Bill.com” logo and three trademark registrations for DIVVY or the Divvy logo, along with registrations for Divvy slogans. We also own a U.S. trademark registration for the name Invoice2Go, the Invoice2Go logo, the name Finmark and the Finmark logo. We own a pending application in Canada for BILL.COM plus design and the "B" logo, along with a registration in Canada for the Invoice2Go logo. We own one registration in Australia for the Invoice2Go logo, along with additional registrations internationally for the mark INVOICE2GO or the Invoice2Go logo. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective. We also own several domain names, including www.bill.com, www.getdivvy.com, and www.invoice2go.com.
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
We have used, and intend to continue to use, our website, investor relations website (accessible via our website), and social media accounts, including our X, formerly Twitter, feed (@billcom), our LinkedIn page and our Facebook page, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
•Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses or their counterparties, or other third parties which could expose us to material financial losses and liabilities and otherwise harm our business;
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net losses of $28.9 million, $223.7 million, and $326.4 million for fiscal 2024, 2023, and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $1.1 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in recent quarters, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $1.3 billion, $1.1 billion, and $642.0 million during fiscal 2024, 2023, and 2022, respectively. Our TPV was $292.4 billion, $266.0 billion, and $228.1 billion during fiscal 2024, 2023, and 2022, respectively. Our revenue and TPV for fiscal 2022 includes Invoice2go from the date of acquisition on September 1, 2021. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, and actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of global geopolitical conflicts;
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
•sales, marketing, and customer success;
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
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions.
More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as the ongoing global geopolitical conflicts, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, we may be impacted by any turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
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
•our ability to retain and expand our relationships with our accounting firm partners, financial institution partners and accounting software partners, or to identify and attract new partners;
•customer expansion rates;
•changes in customer preference for cloud-based services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as inflation, high interest rate and recessionary environments, and actual or perceived instability in the U.S. and global banking systems, as well as economic conditions specifically affecting SMBs or the industries in which our customers participate;
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
We rely upon our marketing strategy of offering risk-free trials of our platform and other digital marketing strategies to generate sales opportunities. Many of our customers start a risk-free trial of our service. Converting these trial customers to paid customers often requires extensive follow-up and engagement. Many prospective customers never convert from the trial version of a product to a paid version of a product. Further, we often depend on the ability of individuals within an organization who initiate the trial versions of our products to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected. In addition, it may be necessary to engage in more sophisticated and costly sales and marketing efforts in order to attract new customers, and changes in privacy laws and third-party practices may make adding new customers more expensive or difficult. As a result of these and other factors, we may be unable to attract new customers or our related expenses may increase, which would have an adverse effect on our business, revenue, gross margins, and operating results.

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
Finally, we seek to accelerate our growth by partnering with businesses to offer embedded payment solutions directly through such partners’ platforms. Such partnerships may require significant investment and personnel resources to build, customize and enable. If our strategy to offer embedded solutions does not lead to the customer acquisition we anticipate, or on the timeline we envision, our business, operating results and financial condition could be adversely affected.
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
We offer our BILL Divvy Corporate Card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our BILL Divvy Corporate Cards uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, policies of Issuing Banks, and other factors.
For a substantial majority of extensions of credit to BILL Spend and Expense spending businesses facilitated through our spend and expense management platform, we purchase from the Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using BILL Divvy Corporate Cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. In addition, we have in the past and may in the future tighten our credit requirements for customer or vendor eligibility for such solutions, which may limit the growth and profitability of these solutions or result in customer attrition. We do not file UCC liens or take other security interests on BILL Divvy Corporate Card balances, which significantly reduces our ability to collect amounts outstanding from spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
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
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses or their counterparties, or other third parties which could expose us to material financial losses and liabilities and otherwise harm our business.
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
The market for cloud-based software that automates the financial back-office is highly fragmented, competitive, and constantly evolving. We believe that our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based automated back-office solution as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our competitors in the cloud-based software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in October 2023, Intuit launched a native bill payment solution with integration to its QuickBooks accounting software. In addition, Brex and Ramp, firms primarily known for offering spend and expense management products, introduced bill payment products in recent periods. While we believe our platform offers much greater functionality than these products, there can be no assurance that QuickBooks customers will not opt to change providers for certain accounts payable services in the future, or that our ability to win, retain and expand our footprint with BILL Divvy Corporate Card customers will not be challenged by these competing offerings. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. Certain competitors may also have long-standing exclusive, or nearly exclusive, relationships with financial services provider partners to accept payment cards and other services that compete with what we offer. As we look to market and sell our platform to potential customers, spending businesses, or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
As of June 30, 2024, we had 474,600 businesses using our solutions and TPV processed was approximately $292.4 billion, $266.0 billion, and $228.1 billion during fiscal 2024, 2023, and 2022, respectively. Accordingly, we have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is highly complex and always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, or from war (such as the ongoing conflicts in Ukraine and the Middle East) or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, the sudden closure of SVB in March 2023 introduced a potential risk of loss because we held certain corporate and customer funds at SVB. Although we were able to move substantially all such funds to large multinational financial institutions and to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors, there can be no assurance that we would be able to do so in the future in the event of a similar or more severe, systemic banking crisis. In addition, cash held at banks and financial institutions is subject to applicable deposit insurance limits, and in the event that our corporate or customer funds held at a given institution exceed such limits, or are held in investments that are not covered by deposit insurance, such funds may be unrecoverable in the event of a future bank failure.
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
For fiscal 2024, 2023, and 2022, we generated $167.4 million, $113.8 million, and $8.6 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 13%, 11%, and 1% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates have risen in recent periods, the amount of revenue we have generated from such funds has increased; however, these interest rate increases have ceased and we anticipate that interest rates may decline in the future. If interest rates decline, the amount of revenue we generate from these investments will decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 8,000 accounting firm partners contribute a significant portion of our consolidated revenue. We market and sell our products and services through accounting firms, including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
Our spend and expense management product is dependent on our relationship with the Issuing Banks, Cross River Bank and WEX Bank.
The extensions of credit facilitated through our platform are originated through Cross River Bank and WEX Bank, and we rely on these entities to comply with various federal, state, and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank/non-bank partnership arrangements. If the legal structure underlying our relationship with the Issuing Banks were to be successfully challenged, our extension of credit offerings through these banks may be determined to be in violation of state licensing requirements and other state laws. In addition, Issuing Banks engaged in this activity have been subject to increased regulatory scrutiny recently. Adverse orders or regulatory enforcement actions against the Issuing Banks, even if unrelated to our business, could impose restrictions on the Issuing Banks’ ability to continue to extend credit through our platform or on current terms, or could result in the Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered through the Issuing Banks to more rigorous reviews.
The Issuing Banks are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking rules, regulations, and examination requirements. We, in turn, are subject to audit by the Issuing Banks in accordance with FDIC guidance related to management of service providers and other bank-specific requirements pursuant to the terms of our agreements with the Issuing Banks. If we fail to comply with requirements applicable to us by law or contract, or if audits by the Issuing Banks, or regulatory audits of the Issuing Banks, were to conclude that our processes and procedures are insufficient, we may be subject to fines or penalties or the Issuing Banks could terminate their relationships with us.
In the event of a challenge to the legal structure underlying our program agreements with the Issuing Banks or if one or all of the Issuing Banks were to suspend, limit, or cease its operations, or were to otherwise terminate for any reason (including, but not limited to, the failure by an Issuing Bank to comply with regulatory actions or an Issuing Bank experiencing financial distress, entering into receivership, or becoming insolvent), we would need to identify and implement alternative, compliant, bank relationships or otherwise modify our business practices in order to be compliant with prevailing law or regulation, which could result in business interruptions or delays, force us to incur additional expenses, and potentially interfere with our existing customer and spending business relationships or make us less attractive to potential new customers and spending businesses, any of which could adversely affect our business, operating results, and financial condition.
We rely on a variety of funding sources to support our BILL Divvy Corporate Card offering. If our existing funding arrangements are not renewed or replaced, or if our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could adversely affect our business, operating results, financial condition, cash flows, and future prospects.
To support the operations and growth of our spend and expense management business, we must maintain a variety of funding arrangements, including warehouse facilities and, from time-to-time, purchase arrangements with financial institutions. In particular, we have financing arrangements in place pursuant to which we purchase from the Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. We may thereafter sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners or to a third-party institution pursuant to a purchase arrangement.
If our finance partners terminate or interrupt their financing or purchase of participation interests or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which we have a limited ability to do and may place significant stress on our cash resources. An inability to purchase participation interests from the Issuing Banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to spending businesses or ceasing to extend credit for our cards altogether, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.
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
Moreover, we recently migrated our systems from internal data centers and smaller vendors to AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. We have a limited history of operating on AWS. Any service disruption affecting our platform while operating on the AWS cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.
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
In addition, our ability to broaden the spending business base for our BILL Spend and Expense offerings and achieve broader market acceptance of these products will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate spending business and partner relationships to drive revenue growth. If we are unable to recruit, hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel and partners are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our spending business base and achieve broader market acceptance of our platform could be harmed. Moreover, our BILL Spend and Expense marketing efforts depend significantly on our ability to call on our current spending businesses to provide positive references to new, potential spending business customers. Given our limited number of long-term spending businesses, the loss or dissatisfaction of any spending business could substantially harm our brand and reputation, inhibit the market adoption of our offering, and impair our ability to attract new spending businesses and maintain existing spending businesses.
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
Certain of our products, including our BILL Divvy Corporate Card and our virtual card products, generate revenue primarily from interchange fees paid by the supplier accepting the cards for purchase transactions. Interchange fees comprise a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, in March 2024, Visa and Mastercard reached a proposed settlement to pending antitrust litigation that would have provided savings to merchants by reducing interchange fees on card transactions by setting a five-year cap on interchange fee rates and permitting merchants to pass along surcharges for credit card use to cardholders or reject cards altogether, among other changes. This proposed settlement was subsequently rejected by the court in June 2024 and the matter may proceed to trial. While the impact of this litigation on our business remains unclear, any restrictions imposed by a judgment of the court or one or more new settlements may reduce the amount of interchange fees we receive from transactions using our card products, which could negatively impact our revenues. In addition, if customers are deterred or prevented from using our card products as a result of merchant policies, new surcharges or reduced attractiveness of rewards programs, our business, financial condition, and operating results could be adversely impacted.
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
We believe that maintaining and enhancing our brands is important to support the marketing and sale of our existing and future products to new customers and partners and to expand sales of our platforms to new and existing customers and partners. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. In the fall of 2023, we began phasing out the Divvy brand and renamed our spend and expense products to feature the BILL name. If this rebranding transition is unsuccessful, or if we fail to successfully promote and maintain our brands generally, our business could suffer. In addition, our ability to protect our BILL brand is limited as a result of its descriptive nature.
Changes to payment card networks rules or fees could harm our business.
We are required to comply with the Mastercard, American Express, and Visa payment card network operating rules applicable to our card products. We have agreed to reimburse certain service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other card-related products in the future, which would entail compliance with additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could be hindered or lose our ability to provide our card products, which would adversely affect our business. In addition, we are contractually obligated to comply with card network rules as a card program manager. As a result of any violations of these rules or new rules being implemented, we could lose our ability or rights to act as a card program manager.
We incurred certain costs in connection with a reduction in force announced in the second quarter of fiscal 2024, and the reduction in force may result in unanticipated costs or consequences.
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
As of June 30, 2024, we had net operating loss (NOL) carryforwards of approximately $1.2 billion, $1.0 billion, and $134.9 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2024. As of June 30, 2024, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2024, we also had research and development tax credit carryforwards of approximately $76.5 million and $53.1 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits, to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
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
We currently leverage AI into certain aspects of our platform, such as prepopulating invoices based on the historical behavior of businesses using our solutions and aiding our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment. Moving forward, we anticipate that AI will become increasingly important to our platform. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analysis personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation that would govern the development or use of AI is under consideration in the U.S. at the state and local level, as well as internationally. As a result, the ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments may involve the variable consideration used in revenue recognition for certain contracts, determination of useful lives of long-lived intangible assets, present value estimation of operating lease liabilities, the estimate of expected credit losses on accounts receivable, acquired card receivables and loans held for investment, accrual for rewards, inputs used to value certain stock-based compensation awards, benefit period to amortize deferred costs and valuation of income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
The local, state, and federal laws, rules, regulations, licensing requirements, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as licensed money transmission, payment processing, and settlement services), lending, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect spending business data. In addition, Divvy is required to maintain loan brokering or servicing licenses in a number of U.S. states in which it conducts business and is contractually obligated to comply with federal consumer protection laws and regulations, as well as card network rules as a card program manager. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the Consumer Financial Protection Bureau, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
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
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the countries in which Invoice2go has subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this "Risk Factors" section our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. For example, the State of California has adopted new climate-related disclosure requirements, and compliance with such rules could require significant effort and resources. Similarly, the SEC recently adopted climate-related disclosure rules, the effectiveness of which the SEC stayed voluntarily pending the completion of a judicial review in the United States Court of Appeals for the Eighth Circuit. To the extent these rules become effective, our efforts to comply could require significant expenditures.
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
Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (GLBA) and state laws relating to privacy and data security. GLBA requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, the California Consumer Privacy Act (CCPA), which broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising and provides for civil penalties for violations and a private right of action for data breaches. Many aspects of the CCPA remain unclear, and its full impact on our business and operations remains uncertain. Following the lead of California, over a third of U.S. states, including Colorado, Virginia, and Texas have enacted laws similar to the CCPA and several other states are considering enacting similarly comprehensive consumer privacy laws as well. Accordingly, the laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
In addition, several foreign countries and governmental bodies, including the European Union (EU) and the United Kingdom (UK), have laws and regulations dealing with the handling and processing of personal information, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and internet protocol addresses. Our current and prospective service offerings subject us to the GDPR, Australian and Canadian privacy laws, and the privacy laws of many other foreign jurisdictions. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
For example, the GDPR imposes stringent operational requirements for controllers and processors of personal data of individuals within the European Economic Area and the UK, respectively, and non-compliance can trigger robust regulatory enforcement and fines of up to the greater of €20 million or 4% of the annual global revenues. Among other requirements, GDPR regulates transfers of personal data to third countries that have not been found to provide adequate protection to such personal data, including the United States. The efficacy and longevity of current transfer mechanisms between the EU or the UK and the United States remains uncertain. Violations of the GDPR may also lead to damages claims by data controllers and data subjects, in addition to civil litigation claims by data controllers, customers, and data subjects.
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
U.S. regulators, including the FTC, have also adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution partners and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems, or alter our business practices or our policies on data governance and security. If any of these outcomes were to occur, our operational costs could increase significantly. Failure to comply with applicable laws in this area could also result in significant fines, penalties, and reputational damage.

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
Although we currently only offer our payment and card products to customers in the U.S., UK, and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries, for which payment activity is conducted through third-party payment providers. As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act, the UK Office of Financial Sanctions Implementation, and, to the extent we expand our offerings into the EU, EU money laundering directives. As part of our compliance efforts, we scan our customers against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. For example, we recently identified gaps in our IP address blocking controls and believe that certain U.S. domestic payments were made through our platform by U.S. customers while traveling in sanctioned countries. In addition, we identified that one of our acquired subsidiaries, Zipbooks, onboarded and received a limited amount of subscription payments from certain subscribers potentially located in sanctioned countries. In March 2024, we submitted a voluntary self-disclosure to OFAC related to these issues. We have implemented additional controls and screening tools designed to prevent similar activity from occurring in the future, but there can be no assurance that we will not encounter similar issues with our sanctions compliance processes in the future. If we are found to have failed to comply with U.S. sanctions laws, we could be subject to certain penalties, including monetary fines, as well as reputational harm. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S. and Canada, and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.

In the United States, most of our services are subject to anti-money laundering laws and regulations, including the BSA and similar state laws and regulations. The BSA requires, among other things, MSBs to develop and implement risk-based anti-money laundering programs, to report suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States, Canada, and in many other foreign jurisdictions continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. and Canada. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including Australia’s anti-bribery laws, the Canadian Criminal Code, the Canadian Corruption of Foreign Public Officials Act and the UK Bribery Act 2010. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only offer our payment and card products to customers in the U.S., and payment services in Canada and the United Kingdom, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries for which payment activity is conducted through third-party payment providers. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
As of June 30, 2024, we had outstanding $167.3 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $575.0 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes, and together with the 2025 Notes, the Notes), and had drawn $180.0 million under our Revolving Credit Facility, as described in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes and 2027 Notes was not triggered as of June 30, 2024, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of our Notes and our common stock.
In connection with the sale of each of the 2025 Notes and the 2027 Notes, we entered into privately negotiated Capped Call transactions (collectively, the Capped Calls) with certain financial institutions (option counterparties). The Capped Call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with certain repurchases of our 2025 Notes, we subsequently unwound and terminated the Capped Calls related to the 2025 Notes.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so following any conversion, repurchase, or redemption of the 2027 Notes, to the extent we exercise the relevant election under the Capped Calls). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of the Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the Notes.
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
•other events or factors, including those resulting from local or federal elections, war or other geopolitical conflicts, incidents of terrorism, or responses to these events;
•actual or perceived instability in the U.S. and global banking systems;
•the expiration of contractual lock-up agreements; and
•sales of shares of our common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. Further, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity incentive awards.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 106,645,577 shares of our common stock outstanding as of June 30, 2024. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
The timing and amount of any repurchases of common stock by us are subject to a number of uncertainties.
In August 2024, our board of directors authorized a share repurchase program pursuant to which we intend to purchase up to $300 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program), providing for repurchases from time to time using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although we do not currently expect such excise taxes to be material to us due to our anticipated issuance of common stock, any excise tax applicable to the August 2024 Share Repurchase Program may increase the cost of such repurchases and may cause us to reduce the number of shares repurchased.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our management and board of directors recognize the critical importance of maintaining the trust and confidence of our customers, partners, and employees, including the importance of managing cybersecurity risks, and we have integrated these policies and procedures into our overall risk management systems and processes. While everyone at our company is expected to play a part in managing cybersecurity risks, our board of directors, as discussed in more detail under “—Governance” below, through delegation to the cybersecurity committee of the board of directors (the cybersecurity committee), and key members of our senior management team, are involved in the oversight of our information security program. Our information security program is based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards, and is integrated into our overall enterprise risk management program. We utilize an overarching framework to address enterprise information security governance, which seeks to protect information assets and systems against attacks and incidents while establishing appropriate security as a priority for our information technology infrastructure and throughout the product development process. Our information security team, including a “red team” of dedicated engineers, and certain cross-functional employees routinely assess material risks from cybersecurity threats, and assess and update our cybersecurity risk management program in response to emerging trends and changes in our operations. We also engage third parties, including consultants and auditors, to evaluate the effectiveness of our risk management program, control environment, and cybersecurity practices through security audits, penetration testing, and other engagements.
Our information security program is managed by a dedicated Chief Information Security Officer (CISO), who reports to our Chief Technology Officer and oversees a team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our foundational security engineering, governance risk and compliance, product security and security operations teams report into our CISO and provide regular updates on significant or potentially significant threats and incidents. Our CISO has over 20 years of experience in information security, serving in roles of increasing responsibility within several public companies including companies in the cybersecurity and software fields. In addition, our Deputy CISO has nearly 20 years of experience serving in information security roles in healthcare and technology companies.
Our information security program includes an incident response program that coordinates activities across multiple teams in responding to cybersecurity incidents in accordance with a defined Incident Management Policy. This program is designed to detect, analyze, and escalate cybersecurity events, and includes a cybersecurity incident response team responsible for containment and recovery activities, and a crisis response team to liaise with business stakeholders, secure priority resources, and validate completion of any post-incident activities. In addition, we have established an executive security risk management committee composed of senior representatives of our legal, finance, information security, product, and marketing teams which meets on a quarterly basis to review our information security program and any noteworthy developments in the quarter. Finally, we coordinate internal simulations of cybersecurity incidents periodically to test the processes we have established.
We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We conduct initial due diligence on the cybersecurity profile of our vendors as they are onboarded and provide continuous monitoring of critical third-party infrastructure and monitor any known breaches of those third-party systems. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We also provide regular, mandatory training for our personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats and to communicate our evolving information security policies, standards, processes and practices.
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, result of operations or financial condition. If we or our partners were to experience a material cybersecurity incident in the future, such incident may have an adverse effect, including on our business operations, operating results, or financial condition. For more information regarding cybersecurity risks that we face and the related potential impacts on our business, see the risk factor titled “We, our partners, our customers, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand and adversely affect our business, operating results, and financial condition.”
Governance
In light of the critical importance of cybersecurity to our business, in the spring of 2023, our board of directors formed a standing cybersecurity committee. The cybersecurity committee meets quarterly and is responsible for reviewing with management our cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. These reports include updates on our information security risks and threats, any notable incidents, escalations or third-party risks, the status of projects to strengthen our information security systems, assessments of the information security program, the emerging threat landscape and company security culture. The CISO provides reports at least quarterly to the cybersecurity committee as well as to our Chief Executive Officer, Chief Technology Officer, and other members of our senior management, as appropriate. The cybersecurity committee also receives quarterly updates from our legal department and third-party experts. Our cybersecurity committee provides regular updates to the board of directors on such reports, and coordinates with the audit committee of the board of directors with respect to any risks with implications for our financial reporting, accounting, internal controls or other matters presenting significant financial risk.
Our information security program is regularly evaluated by internal and external parties with the results of certain reviews reported to senior management and the cybersecurity committee. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. Our cybersecurity committee will also receive prompt and timely information regarding any material cybersecurity threats or incidents, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved, or otherwise addressed. To mitigate the impact of any cybersecurity incidents, we maintain cybersecurity insurance in amounts that we believe are appropriate of our business, which provides coverage for such incidents.
Item 2. PROPERTIES
We lease our office facilities, including approximately 138,000 square feet in San Jose, California for our corporate headquarters. This lease agreement expires in June 2031. We also maintain offices in Draper, Utah, and Houston, Texas. Our leased facilities in Draper, Utah consist of 155,000 square feet of office space for our employees located in Draper, Utah, approximately 26,000 square feet of which is being subleased for a period of 5 years expiring in December 2025. The lease for our Draper, Utah property expires in March 2030.
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
Holders of Record
As of June 30, 2024, there were 162 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of our capital stock. We currently intend to retain future earnings for use in the operation of our business, to facilitate strategic acquisitions, to repurchase our common stock or other securities, or to repay indebtedness, and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
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
The following graph depicts the total cumulative stockholder return on our common stock from December 12, 2019, the first day of trading of our common stock on the NYSE, through June 30, 2024, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on December 12, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$850.00
$750.00
$650.00
$550.00
$450.00
$350.00
$250.00
$150.00
$50.00
12/12/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
Bill.com
S&P 500 Index
S&P 500 IT Index

Recent Sales of Unregistered Equity Securities
In connection with our commercial relationship with CPA.com, Inc. (CPA.com), on April 2, 2024, we issued to CPA.com warrants (the Warrants) to purchase up to an aggregate of 150,686 shares (the Warrant Shares) of our common stock at an exercise price $0.01 per Warrant Share. The Warrants, which were issued as a result of the achievement of certain performance milestones under the commercial relationship, were subsequently net exercised in full for 150,662 shares of our common stock.
The issuance of the Warrants and Warrant Shares has not been, and will not be, registered under the Securities Act of 1933, as amended (the Securities Act). The Warrants and the Warrant Shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. The Warrants and the Warrant Shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. CPA.com represented in the Warrants, among other things, that it is an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act, and that the acquisition of the Warrants is for investment in its account and not with a view to the public resale or distribution within the meaning of the Securities Act.
Purchase of Equity Securities by the Issuer
None.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of fiscal 2024 compared to fiscal 2023. A discussion of fiscal 2023 compared to fiscal 2022 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 29, 2023, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investor.bill.com.
Overview
We are a leading financial operations platform for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Our integrated platform helps businesses to more efficiently control their payables, receivables, and spend and expense management. Hundreds of thousands of businesses rely on BILL’s proprietary network of millions of members to pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and accounting software providers.
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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of June 30, 2024, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the United States (U.S.), including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $1.3 billion and $1.1 billion during fiscal 2024 and 2023, respectively, a year-over-year increase of $231.7 million. We generated net losses of $28.9 million and $223.7 million during fiscal 2024 and 2023, respectively.
Macroeconomic and Other Factors
Elevated interest rates and recent inflation in the U.S. and other markets globally have increased economic volatility and led to tightening in credit markets in the U.S. and globally. The SMBs we serve are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and spending businesses using BILL Spend and Expense to moderate their expenditures and, in certain cases, shift to lower-cost methods of payment, resulting in lower payment volume growth and lower transaction fee growth than historical trends. Moreover, there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.

In December 2023, we announced a reduction-in-force (RIF), impacting approximately 15% of our global workforce and including the closure of our office in Sydney, Australia, designed to right-size our organization, enhance our profitability profile, and reallocate resources towards our most impactful initiatives. We incurred the majority of the charges related to the RIF in the three months ended December 31, 2023, and it was substantially completed by June 30, 2024.
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
Our subscription revenue is primarily based on a fixed monthly or annual rate per user charged to our customers. Our transaction revenue consists of transaction fees and interchange fees on a fixed or variable rate per transaction. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, pay-by-card, invoice financing, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
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
Our Receivables Purchases and Servicing Model
We market our BILL Spend and Expense software and BILL Divvy Corporate Card solutions to potential spending businesses and issue business-purpose charge cards through our card issuing partner banks (Issuing Banks). When a business applies for a BILL Divvy Corporate Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Corporate Card pursuant to our credit policies. Once approved for a BILL Divvy Corporate Card the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards, establish budgets, and manage spend.
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
In order to purchase the participation rights in the receivables, we maintain certain funding arrangements, including warehouse facilities and, from time-to-time, other purchase arrangements with third-party funding sources. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash.
Our Business Model
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire them directly through digital marketing and inside sales and indirectly by partnering with leading companies that are trusted by SMBs, including accounting firms, financial institutions, and software companies.
Our revenue from existing businesses using our solutions is visible and predictable. For fiscal 2024, over 89% of our subscription and transaction revenue from BILL standalone customers came from customers who were acquired prior to the start of the fiscal year. See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL standalone customers. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those customers of our financial institution partners, approximately 83% of BILL standalone customers as of June 30, 2023 were still customers as of June 30, 2024.
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
Our net dollar-based retention rate was 92%, 111%, and 131% during fiscal 2024, 2023, and 2022, respectively. The decrease in fiscal 2024 when compared to fiscal 2023 was primarily due to the change in spending patterns per customer, continued softness in the SMB economic environment which limited payment monetization, and the migration or churn of certain customers of a bank partner. The decrease in fiscal 2023 when compared to fiscal 2022 was primarily due to the change in spending patterns per customer, driven by the challenging macroeconomic environment.
Customer Acquisition Efficiency
Our efficient direct and indirect go-to-market strategy, combined with our recurring revenue model, results in our short payback period. We define “payback period” as the number of quarters it takes for the cumulative non-GAAP (as defined below) gross profit we earn from BILL standalone customers acquired during a given quarter to exceed our total sales and marketing spend in that same quarter, excluding customers acquired through financial institutions and the related sales and marketing spend. See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL standalone customer. For BILL standalone customers acquired during fiscal 2023, the average payback period was approximately six quarters.

Key Business Metrics

We regularly review several metrics, including the key business metrics presented in the table below (as well as the additional metrics described in "Our Business Model"), to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect the continued evolution of our business, and anticipate updating our metrics, beginning with the first quarter of fiscal 2025, to distinguish activity attributable to our integrated platform, on the one hand, and to our embedded payment and other solutions, on the other, rather than attributing such activity to specific solutions individually.
We present our key business metrics on a consolidated basis, which we believe better reflects the performance of our consolidated business overall. Our key business metrics are defined following the table below and track our BILL standalone, BILL Spend and Expense, and Invoice2go solutions combined. The relevant metrics for each of BILL standalone, BILL Spend and Expense, and Invoice2go, respectively, are set forth in the footnotes to the table. As noted above, we intend to discontinue reporting these metrics on a solution specific basis. The calculation of the key business metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts, or investors.

	As of June 30,			% Growth as of June 30,
	2024	2023	2022 (4)	2024	2023
Businesses using our solutions (1)	474,600	461,000	400,100	3%	15%

	Year ended June 30,			% Growth Year ended June 30,
	2024	2023	2022 (4)	2024	2023
Total Payment Volume (amounts in billions) (2)	$292.4	$266.0	$228.1	10%	17%

	Year ended June 30,			% Growth Year ended June 30,
	2024	2023	2022 (4)	2024	2023
Transactions processed (in millions) (3)	103.8	85.1	62.9	22%	35%
(1)As of June 30, 2024, the total number of BILL standalone customers was approximately 222,000; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 34,800, and the total number of Invoice2go subscribers was approximately 217,800.
(2)During fiscal 2024, the total payment volume transacted by BILL standalone customers was approximately $273.9 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $17.5 billion; and the total payment volume transacted by Invoice2go subscribers was approximately $1.1 billion.
(3)During fiscal 2024, the total number of transactions executed by BILL standalone customers was approximately 48.2 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 54.4 million; and the total number of transactions executed by Invoice2go subscribers was approximately 1.3 million.
(4)Includes Invoice2go metrics from the acquisition date on September 1, 2021.
Businesses Using Our Solutions
For the purposes of measuring our key business metrics, we define businesses using our solutions as the summation of: (A) businesses that are either billed directly by us or for which we bill our partners for use of our core BILL accounts payable and receivable platform during a particular period (BILL standalone customers), (B) spending businesses that use our BILL Spend and Expense product during the period, and (C) Invoice2go subscribers during the period. Businesses using more than one of our solutions are included separately in the total for each solution utilized; as of June 30, 2024, this included approximately 11,500 businesses. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. Businesses using our solutions may exclude certain network members which receive a bill from us in connection with limited use of our platform. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal year.
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL standalone customers, BILL Divvy Corporate Card transactions, and transactions executed by Invoice2go subscribers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of fiscal 2024, 2023, and 2022.
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
Subscription fees are fixed monthly or annually and charged to customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, pay by card, invoice financing, and cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments. Fixed transaction fees are set at a fixed charge per payment transaction, while variable transaction fees are generally calculated based on a percentage of the dollar amount of the payment transaction.
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
We enable our SMB and accounting firm customers to make virtual card payments to their suppliers. We also facilitate the extension of credit to spending businesses in the form of BILL Divvy Corporate Cards. The spending businesses utilize the credit on BILL Divvy Corporate Cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and BILL Divvy Corporate Cards are originated through agreements with the Issuing Banks. Our agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. For each virtual card and BILL Divvy Corporate Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on our agreements with the

Issuing Banks, we recognize the interchange fees as revenue gross or net of rebates received from the Issuing Banks based on our determination of whether we are the principal or the agent under the agreements.
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
Service Costs and Expenses
Service costs – Service costs consist primarily of personnel-related costs, including stock-based compensation, for our customer success and payment operations teams, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments), outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business.
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

General and administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, corporate business operations, risk management, legal and compliance, human resources, information technology, costs incurred for external professional services, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher costs for professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of revenue from period to period.
Provision for expected credit losses – Provision for expected credit losses represents the amount of expense required to maintain the allowance for expected credit losses on our consolidated balance sheet, which represents management’s estimate of credit losses. In the event that our receivables outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the provision for expected credit losses. The provision is determined based on our estimate of expected credit losses on acquired cards receivables, loans held for investment and accounts receivable on our balance sheet, changes in our estimate of expected credit losses on these receivables outstanding as of the end of the period and the net charge-offs incurred in the period.
Depreciation and amortization – Depreciation and amortization consist of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs paid in cash are excluded.
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits, including commission, as well as stock-based compensation expense. Additionally, these costs include contract termination expenses and other costs related to the execution of our restructuring plan announced in December 2023, which included the RIF and closure of our office in Sydney, Australia (Restructuring Plan). Refer to Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Restructuring Plan.
Other income (expense), net – Other income (expense), net consist primarily of interest income on our corporate funds, gain on debt extinguishment, interest expense on our borrowings (including amortization of issuance costs) and the lower of cost or market adjustment on card receivables sold and held for sale.
Provision for (benefit from) income taxes – Income tax expense consist of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance against our U.S. federal, state and Australian net deferred tax assets as we have concluded that it is more likely than not that we will not realize our net deferred tax assets.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Year ended June 30,			Change (2024 compared to 2023)		Change (2023 compared to 2022)
	2024	2023	2022 (1)	Amount	%	Amount	%
Revenue
Subscription and transaction fees (2)	$1,122,733	$944,710	$633,365	$178,023	19%	$311,345	49%
Interest on funds held for customers	167,439	113,758	8,594	53,681	47%	105,164	1224%
Total revenue	1,290,172	1,058,468	641,959	231,704	22%	416,509	65%
Cost of revenue
Service costs (2)	189,894	151,010	105,496	38,884	26%	45,514	43%
Depreciation and amortization (3)	44,722	42,967	39,508	1,755	4%	3,459	9%
Total cost of revenue	234,616	193,977	145,004	40,639	21%	48,973	34%
Gross profit	1,055,556	864,491	496,955	191,065	22%	367,536	74%
Operating expenses
Research and development (2)	336,754	314,632	219,818	22,122	7%	94,814	43%
Sales and marketing (2)	478,540	515,858	307,151	(37,318)	(7)%	208,707	68%
General and administrative (2) (4)	277,662	249,054	221,030	28,608	11%	28,024	13%
Provision for expected credit losses (4)	60,105	32,224	20,144	27,881	87%	12,080	60%
Depreciation and amortization (3)	49,072	48,496	45,630	576	1%	2,866	6%
Restructuring	27,587	—	—	27,587	100%	—	—%
Total operating expenses	1,229,720	1,160,264	813,773	69,456	6%	346,491	43%
Operating loss	(174,164)	(295,773)	(316,818)	121,609	(41)%	21,045	(7)%
Other income (expense), net	147,845	72,856	(13,861)	74,989	103%	86,717	(626)%
Loss before provision for (benefit from) income taxes	(26,319)	(222,917)	(330,679)	196,598	(88)%	107,762	(33)%
Provision for (benefit from) income taxes	2,559	808	(4,318)	1,751	217%	5,126	(119)%
Net loss	$(28,878)	$(223,725)	$(326,361)	$194,847	(87)%	$102,636	(31)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Includes stock-based compensation charged to revenue and expenses as follows (in thousands):

	Year ended June 30,			Change (2024 compared to 2023)		Change (2023 compared to 2022)
	2024	2023	2022 (1)	Amount	%	Amount	%
Revenue - subscription and transaction fees	$1,831	$188	$—	$1,643	874%	$188	—%
Cost of revenue - service costs	9,309	9,111	5,144	198	2%	3,967	77%
Research and development	103,382	93,364	54,907	10,018	11%	38,457	70%
Sales and marketing *	49,070	130,421	60,237	(81,351)	(62)%	70,184	117%
General and administrative	81,209	80,619	76,869	590	1%	3,750	5%
Restructuring	3,574	—	—	3,574	100%	—	—%
Total stock-based compensation **	$248,375	$313,703	$197,157	$(65,328)	(21)%	$116,546	59%
* Fiscal 2023 includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with our former Chief Revenue Officer.
** Consists of acquisition related equity awards (Acquisition Related Awards), which include equity awards assumed and retention equity awards granted to certain employees of acquired companies in connection with acquisitions, modified equity awards in connection with the Restructuring Plan (Restructuring Awards), and non-acquisition related equity awards (Non-Acquisition Related Awards), which include all other equity awards granted to existing employees and non-employees in the ordinary course of business. The following table summarizes stock-based compensation recorded for the periods presented and as a percentage of total revenue (amounts in thousands):

				As a % of total revenue
	Year ended June 30,			Year ended June 30,
	2024	2023	2022 (1)	2024	2023	2022 (1)
Acquisition Related Awards	$15,474	$107,815	$100,698	1%	10%	16%
Restructuring Awards	3,574	—	—	—%	—%	—%
Non-Acquisition Related Awards	229,327	205,888	96,459	18%	19%	15%
Total stock-based compensation	$248,375	$313,703	$197,157	19%	29%	31%
(3) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.
(4) Provision for expected credit losses was included in general and administrative expenses in fiscal 2023 and 2022.
The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year ended June 30,
	2024	2023	2022 (1)
Revenue
Subscription and transaction fees	87%	89%	99%
Interest on funds held for customers	13%	11%	1%
Total revenue	100%	100%	100%
Cost of revenue
Service costs	15%	14%	16%
Depreciation and amortization	3%	4%	7%
Total cost of revenue	18%	18%	23%
Gross profit	82%	82%	77%
Operating expenses
Research and development	25%	30%	34%
Sales and marketing	37%	49%	48%
General and administrative	22%	24%	34%
Provision for expected credit losses	5%	3%	3%
Depreciation and amortization	4%	5%	7%
Restructuring	2%	—%	—%
Total operating expenses	95%	110%	127%
Operating loss	(13)%	(28)%	(50)%
Other income (expense), net	11%	7%	(2)%
Loss before provision for (benefit from) income taxes	(2)%	(21)%	(52)%
Provision for (benefit from) income taxes	—%	—%	(1)%
Net loss	(2)%	(21)%	(51)%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

Comparison of Fiscal 2024 and 2023
Revenue
Total revenue during fiscal 2024 and 2023 were as follows (amounts in thousands):

	Year ended June 30,		Change
	2024	2023	Amount	%
Subscription fees	$257,143	$253,316	$3,827	2%
Transaction fees	865,590	691,394	174,196	25%
Total subscription and transaction fees	1,122,733	944,710	178,023	19%
Interest on funds held for customers	167,439	113,758	53,681	47%
Total revenue	$1,290,172	$1,058,468	$231,704	22%
Total revenue increased by $231.7 million, or 22% during fiscal 2024 as compared to fiscal 2023, primarily due to:
•a $3.8 million increase in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period;
•a $174.2 million increase in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products; and
•a $53.7 million increase in interest on funds held for customers primarily due to an increase in yield earned from investing customer funds as interest rates remained elevated throughout fiscal 2024.
Our revenue could be impacted by fluctuations in foreign currency rates in the future, especially if our revenue through our international operations and international payments grows as a percentage of our revenue or our international operations increase. In addition, interest on funds held for customers could be impacted by changes in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin were as follows (amounts in thousands):

	Year ended June 30,		Change
	2024	2023	Amount	%
Cost of revenue:
Service costs	$189,894	$151,010	$38,884	26%
Depreciation and amortization (1)	44,722	42,967	1,755	4%
Total cost of revenue	234,616	193,977	40,639	21%
Gross profit	$1,055,556	$864,491	$191,065	22%
Gross margin	81.8%	81.7%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $38.9 million during fiscal 2024 as compared to fiscal 2023, primarily due to:
•a $31.2 million increase in direct costs associated with the processing of our customers’ payment transactions, use of software applications and equipment, and data hosting services, which were driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions; and
•a $12.3 million increase in temporary contractors, shared overhead, and other costs; offset by
•a $4.6 million decrease in personnel-related costs due to our RIF announced in December 2023.

Gross margin increased to 81.8% during fiscal 2024 from 81.7% during fiscal 2023, primarily due to the increase in interest on funds held for customers and a higher mix of variable-priced transaction revenue.
Research and Development Expenses
Research and development expenses increased by $22.1 million during fiscal 2024 as compared to fiscal 2023, primarily due to a $22.9 million increase in personnel-related costs, including stock-based compensation expense.
Our research and development expenses decreased to 25% as a percentage of revenue during fiscal 2024 from 30% during fiscal 2023, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expenses, including stock-based compensation, as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $37.3 million during fiscal 2024 as compared to fiscal 2023, primarily due to the following:
•a $85.3 million decrease in personnel-related costs as a result of higher stock-based compensation expense related to former executives in the prior year period and a decrease in sales and marketing personnel from our RIF announced in December 2023; offset by
•a $45.8 million increase in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume. Rewards expense decreased from 49% to 48% as a percentage of revenue from spend and expense interchange fees primarily due to lower rewards redemption rate; and
•a $2.2 million increase in advertising, marketing initiatives, software subscription and computer-related expenses, shared overhead, and other costs.
Our sales and marketing expenses decreased to 37% as a percentage of revenue during fiscal 2024 from 49% during fiscal 2023, primarily due to a higher revenue growth rate and decreases in personnel-related expenses, including stock-based compensation, recognized during fiscal 2024.
General and Administrative Expenses
General and administrative expenses increased by $28.6 million during fiscal 2024 as compared to fiscal 2023, primarily due to the following:
•a $7.4 million increase in personnel-related expense, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel and higher average cost per employee;
•a $7.7 million increase in provision for fraud losses driven by the increase in the volume of transactions processed during the current year;
•a $2.5 million increase in software subscription and computer-related expenses and shared overhead; and
•a $11.0 million increase in professional and consulting fees for outside services, and temporary contractors who provided general and administrative services.
Our general and administrative expenses decreased to 22% as a percentage of revenue during fiscal 2024 from 24% during fiscal 2023, primarily due to a higher revenue growth rate but a relatively lower increase in personnel-related expense, including stock-based compensation, as a percentage of revenue.
Provision for Expected Credit Losses
Provision for expected credit losses increased by $27.9 million during fiscal 2024 as compared to fiscal 2023, primarily due to an increase in balance of acquired card receivables and loans held for investment during the period.

Depreciation and Amortization
Depreciation and amortization increased by $2.3 million during fiscal 2024 as compared to fiscal 2023, primarily due to higher amortization of capitalized software during fiscal 2024.
Restructuring
Restructuring expense increased by $27.6 million during fiscal 2024 as compared to fiscal 2023 as a result of the Restructuring Plan announced on December 5, 2023. Refer to Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Restructuring Plan.
Other Income, Net
Other income, net increased by $75.0 million during fiscal 2024 as compared to fiscal 2023, primarily due to the following:
•a $45.3 million increase due to a gain on debt extinguishment resulting from the partial repurchases of our 2025 Notes and mark to market derivatives associated with the 2025 Note repurchases and unwind of the Capped Calls; and
•a $32.2 million increase in interest income due to higher interest rates earned on corporate funds; partially offset by
•a $4.0 million increase in other expenses mainly due to interest expense primarily as the result of higher interest rates and increased borrowings under the Revolving Credit Facility.
Provision for Income Taxes
Provision for income taxes during fiscal year ended June 30, 2024, consists of a current federal and state tax liability as a result of the mandatory R&D capitalization by the Tax Cuts and Jobs Act of 2017, which became effective for us beginning fiscal 2023. R&D expenses are capitalized and amortized over five years for domestic R&D and fifteen years for international R&D. The requirement increases our current year cash tax liabilities, however, the cash flow impact is expected to decrease over time as capitalized research and development expenses continue to amortize. The current tax liability was offset by the reduction to the net deferred tax liability.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit minus depreciation and amortization, and stock-based compensation and related payroll taxes recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table shows a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Year ended June 30,
	2024	2023	2022 (1)
Revenue	$1,290,172	$1,058,468	$641,959
Gross profit	1,055,556	864,491	496,955
Add:
Depreciation and amortization (2)	44,722	42,967	39,508
Stock-based compensation and related payroll taxes charged to cost of revenue	9,594	9,428	5,599
Non-GAAP gross profit	$1,109,872	$916,886	$542,062
Gross margin	81.8%	81.7%	77.4%
Non-GAAP gross margin	86.0%	86.6%	84.4%
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.
(2) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Free Cash Flow
Free cash flow is a non-GAAP measure defined as net cash provided by (used in) operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is generated, after incurring operating expenses, purchases of property and equipment and capitalization of internal-use software costs, for future operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in the ordinary course of business. One limitation of free cash flow is that it does not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table provides a reconciliation of our free cash flow to net cash provided by (used in) operating activities for the periods presented (in thousands):

	Year ended June 30,
	2024	2023	2022 (1)
Net cash provided by (used in) operating activities	$278,771	$187,768	$(18,093)
Purchases of property and equipment	(976)	(7,589)	(5,377)
Capitalization of internal-use software costs	(19,917)	(23,614)	(10,259)
Free cash flow	$257,878	$156,565	$(33,729)
(1) Includes the results of Invoice2go from the acquisition date on September 1, 2021.

Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents of $985.9 million, our available-for-sale short-term investments of $601.5 million, and our available undrawn Revolving

Credit Facility (as defined below) of $120.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $300.0 million from our Revolving Credit Facility and have drawn $180.0 million as of June 30, 2024. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
Our principal commitments to settle our contractual obligations consist of our 2025 Notes, outstanding borrowings from our Revolving Credit Facility and 2027 Notes as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. For additional discussion about our commitments, including operating leases, refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In January 2023, our board of directors authorized the repurchase of up to $300.0 million of our outstanding shares of common stock (the January 2023 Share Repurchase Program). We completed the repurchase of shares with an aggregate value equal to the full authorized amount under the January 2023 Share Repurchase Program by December 31, 2023. In August 2024, our board of directors authorized a share repurchase program pursuant to which we intend to purchase to $300 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). We may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
In addition, in March 2024 and May 2024, we repurchased $748.2 million and $234.5 million aggregate principal amount of our 2025 Notes, respectively, for an aggregate cash repurchase price of $711.0 million and $221.6 million, inclusive of transaction costs, respectively. Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.

Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2024	2023	2022 (1)
Net cash provided by (used in):
Operating activities	$278,771	$187,768	$(18,093)
Investing activities	$(409,374)	$259,285	$(1,127,302)
Financing activities	$(742,599)	$235,110	$2,878,566
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
Net cash provided by operating activities increased to $278.8 million during fiscal 2024 compared to $187.8 million during fiscal 2023. The net change was due mainly to the increase in our revenue during the year.
Net Cash Provided by (Used in) Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available-for-sale investments, purchases of loans held for investment (loans held for investment represent funds advanced, through a partnership with a third party, in connection with our invoice financing product), and capitalization of internal-use software. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments and repayments of loans held for investment. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivable balances.
Our net cash used in investing activities was $409.4 million during fiscal 2024 compared to net cash provided of $259.3 million during fiscal 2023. The net change was primarily due to the decrease in proceeds from maturities of corporate and customer short-term investments.
Net Cash Provided by (Used in) Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings, employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Our cash usage for our financing activities consists primarily of the repurchase of convertible senior notes and repurchases of shares. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposit.
Our net cash used in financing activities was $742.6 million during fiscal 2024 compared to net cash provided of $235.1 million during fiscal 2023. The net change was primarily due to the partial repurchase of our 2025 Notes and repurchases of our common stock.
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
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025 (the 2025 Notes). The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. The 2025 Notes are convertible by the holders at their option during any calendar quarter after March 31, 2021 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $160.88 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. In March 2024 and May 2024, we entered into privately-negotiated transactions with certain holders of our 2025 Notes to repurchase $748.2 million and $234.5 million aggregate principal amount of our 2025 Notes, respectively, for an aggregate cash repurchase price of $711.0 million and $221.6 million, inclusive of transaction costs, respectively. Following the repurchases, we cancelled the repurchased 2025 Notes and, after such cancellation, $233.2 million aggregate principal amount of 2025 Notes remains outstanding. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revolving Credit Facility
We have a total borrowing commitment of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the Revolving Credit Facility), of which we borrowed $180.0 million as of June 30, 2024. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our BILL Divvy Corporate Card and certain related collateral. Our Revolving Credit Facility matures in June 2026 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S.-based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $27.2 million as of June 30, 2024 and have not been recorded on our consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of June 30, 2024.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of June 30, 2024.

As of June 30, 2024, we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $2.8 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
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
Business Combinations
We account for acquisitions using the acquisition method of accounting, which requires assigning the fair value of purchase consideration to the assets acquired and liabilities assumed by the acquirer at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquiree is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Expected Credit Losses on Acquired Card Receivables
We acquire card receivables pursuant to our contracts with certain Issuing Banks. The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for expected credit losses reflects our estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of expected credit losses inherent in the acquired card receivables as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, we use models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of our reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. We use these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivables balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. Our models use past loss experience to estimate the probability of default and exposure at default by aged balances. We also estimate the likelihood and magnitude of recovery of previously charged-off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover credit losses that are expected but may not be adequately represented in the quantitative methodology or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts.

We review our assumptions periodically and the amount of allowance that we recorded may be impacted by actual performance of the acquired card receivables and changes in any of the assumptions used. In general, we charge-off card receivables after the balance substantially becomes 120 days delinquent.
Spending Businesses Rewards
Our BILL Spend and Expense product allows spending businesses to earn rewards based on transaction volume. The amount of rewards that a spending business earns varies based on the terms and conditions of the rewards program. The majority of our rewards are earned and paid based on fixed rates and are not subject to estimation uncertainty. The remaining rewards are earned through our reward points program and may be redeemed at varying rates based on the redemption method selected by the spending business. Redemption methods include statement credits, cash, travel, and gift cards. Determining a liability for the earned and outstanding rewards is a subjective process that requires the use of estimates and the exercise of significant judgment. We estimate the ultimate redemption cost of rewards points based on historical redemption trends. Our current assumption is that substantially all rewards earned will eventually be redeemed. We use the weighted-average redemption cost during the previous 12 months, adjusted as appropriate for recent changes in redemption costs, including changes related to the mix of rewards redeemed, to estimate future redemption costs. While the rewards liability is sensitive to changes in assumptions for redemption costs and involves significant judgment, we believe historical performance is the best indication of future rewards redemption behavior and therefore, it is the primary basis for our estimate.
Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2024.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our overall investment portfolio is comprised of corporate investments and funds held for customers. Our corporate investments are invested in cash and cash equivalents and investment-grade fixed income marketable securities. These assets are available for corporate operating purposes and mature within 24 months from the date of purchase based on the effective maturity date. The funds held for customers are invested with safety of principal as the primary objective. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. The funds held for customers are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 37 months from the time of purchase based on the effective maturity date. Certain types of investments may have effective maturity dates different from contractual maturity dates. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 5.07% during fiscal 2024 compared to 3.51% during fiscal 2023 due primarily to the changes in the short-term interest rate environment during fiscal 2023 that remained elevated throughout fiscal 2024.
Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive loss since we classify our marketable debt securities as available-for-sale. Our investments in marketable debt securities are generally held through maturity with minimal sales before maturity barring unforeseen circumstances, and thus unrealized gains or losses on fixed-income securities from market interest rate decreases or increases are not realized as the securities mature at par.
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of June 30, 2024, we borrowed $180.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1.0%-5.0% increase or decrease in interest rates would not have a material effect on our financial results.
In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.
We are exposed to credit risk in connection with our investments in securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities as rated by Moody’s, Standard & Poor’s, or Fitch, by investing only in securities that mature in the near-term, and by limiting concentration in securities other than U.S. Treasuries. Investment in securities of issuers with short-term credit ratings must be rated A-2/P-2/F2 or higher. Investment in securities of issuers with long-term credit ratings must be rated A- or A3, or higher. Investment in asset-backed securities and money market funds must be rated AAA or equivalent. Investment in repurchase agreements will be at least 102 percent collateralized with securities issued by the U.S. government or its agencies. Securities in our corporate portfolio may not mature beyond two years from purchase, and securities held in our customer fund accounts may not mature beyond 37 months from purchase, based on the effective maturity date. No more than 5% of invested funds, either corporate or customer, may be held in the issues of a single corporation.
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
We are exposed to credit risk from card receivable balances we have with our spending businesses. Spending businesses may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Although we regularly review our credit exposure to specific spending businesses and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, and minimum payment regulations). We rely principally on the creditworthiness of spending businesses for repayment of card receivables and therefore have limited recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for expected credit losses in our outstanding portfolio of card receivables, these estimates may differ from actual losses.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of BILL Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of BILL Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;

and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Notes 1 and 2 to the consolidated financial statements, the Company enters into contracts with small and midsize businesses (SMB) and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. The Company charges its SMB and accounting firm customers subscription fees for access to its platform either based on the number of users or per customer account and the level of service. The Company generally also charges these customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company’s website. The Company accounts for its annual and monthly contracts as a series of distinct services that are satisfied over time. The Company enables SMB and accounting firm customers to make virtual card payments to their suppliers. The Company also facilitates the extension of credit to spending businesses through the BILL Spend and Expense product in the form of BILL Divvy Corporate Cards. For each virtual card and BILL Divvy Corporate Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of rebates received from the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements. The Company enters into multi-year contracts with financial institution customers to provide access to the Company’s cloud-based payments platform to process transactions. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed monthly minimum fees that are paid monthly over the contract term. The Company also earns revenue from interest earned on funds held for customers that are initially deposited into the Company’s bank accounts that are separate from the Company’s operating cash accounts until remitted to the customers or their suppliers. Interest and fees earned are recognized based on the effective interest method and also include the accretion of discounts and the amortization of premiums on marketable debt securities. The Company’s revenue was $1,290 million for the year ended June 30, 2024.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) for certain revenue streams, testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as user agreements and third-party bank statements; (ii) for certain revenue streams, developing an independent expectation of revenue, generally based on transaction volume and historical or contractual pricing, and comparing the result to revenue recognized; (iii) for certain revenue streams, confirming total revenue recognized for the year ended June 30, 2024; and (iv) for certain revenue streams, testing the collection of cash receipts during the year and accounts receivable balances as of June 30, 2024 for amounts not yet collected.

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 23, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BILL Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of BILL Holdings, Inc. (the Company) as of June 30, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2018 to 2023.

San Mateo, California
August 29, 2023

BILL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$985,941	$1,617,151
Short-term investments	601,535	1,043,110
Accounts receivable, net	28,049	28,233
Acquired card receivables, net of allowances of $20,883 and $15,498 as of June 30, 2024 and 2023, respectively	697,216	458,650
Prepaid expenses and other current assets	297,169	170,111
Funds held for customers	3,704,907	3,355,909
Total current assets	6,314,817	6,673,164
Non-current assets:
Operating lease right-of-use assets, net	59,414	68,988
Property and equipment, net	88,034	81,564
Intangible assets, net	281,471	361,427
Goodwill	2,396,509	2,396,509
Other assets	38,568	54,366
Total assets	$9,178,813	$9,636,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,447	$8,519
Accrued compensation and benefits	34,158	32,901
Deferred revenue	17,006	26,328
Other accruals and current liabilities	299,506	194,733
Borrowings from credit facilities, net	—	135,046
Customer fund deposits	3,704,907	3,355,909
Total current liabilities	4,063,024	3,753,436
Non-current liabilities:
Deferred revenue	4,167	410
Operating lease liabilities	62,847	72,477
Borrowings from credit facilities, net	180,009	—
Convertible senior notes, net	733,991	1,704,782
Other long-term liabilities	574	18,944
Total liabilities	5,044,612	5,550,049
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 shares authorized; 106,646 and 106,550 shares issued and outstanding at June 30, 2024 and 2023, respectively	2	2
Additional paid-in capital	5,233,037	4,946,623
Accumulated other comprehensive loss	(1,890)	(4,488)
Accumulated deficit	(1,096,948)	(856,168)
Total stockholders' equity	4,134,201	4,085,969
Total liabilities and stockholders' equity	$9,178,813	$9,636,018
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2024	2023	2022
Revenue
Subscription and transaction fees	$1,122,733	$944,710	$633,365
Interest on funds held for customers	167,439	113,758	8,594
Total revenue	1,290,172	1,058,468	641,959
Cost of revenue
Service costs	189,894	151,010	105,496
Depreciation and amortization (1)	44,722	42,967	39,508
Total cost of revenue	234,616	193,977	145,004
Gross profit	1,055,556	864,491	496,955
Operating expenses
Research and development	336,754	314,632	219,818
Sales and marketing	478,540	515,858	307,151
General and administrative	277,662	249,054	221,030
Provision for expected credit losses	60,105	32,224	20,144
Depreciation and amortization (1)	49,072	48,496	45,630
Restructuring	27,587	—	—
Total operating expenses	1,229,720	1,160,264	813,773
Operating loss	(174,164)	(295,773)	(316,818)
Other income (expense), net	147,845	72,856	(13,861)
Loss before provision for (benefit from) income taxes	(26,319)	(222,917)	(330,679)
Provision for (benefit from) income taxes	2,559	808	(4,318)
Net loss	$(28,878)	$(223,725)	$(326,361)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.27)	$(2.11)	$(3.21)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	106,102	105,976	101,753
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended June 30,
	2024	2023	2022
Net loss	$(28,878)	$(223,725)	$(326,361)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	2,598	5,729	(10,117)
Comprehensive loss	$(26,280)	$(217,996)	$(336,478)
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2021	94,504	$2	$2,777,155	$(100)	$(247,467)	$2,529,590
Cumulative effect of the accounting change upon the adoption of ASU 2020-06	—	—	(245,066)	—	29,000	(216,066)
Issuance of common stock upon public offering, net of underwriting discounts and other offering costs	5,074	—	1,341,122	—	—	1,341,122
Issuance of common stock as consideration for the acquisition, net of issuance costs	1,788	—	488,263	—	—	488,263
Fair value of replacement awards	—	—	26,710	—	—	26,710
Issuance of common stock upon exercise of stock options and release of restricted stock units	3,283	—	34,024	—	—	34,024
Issuance of common stock under the employee stock purchase plan	82	—	12,849	—	—	12,849
Purchase of capped calls	—	—	(37,893)	—	—	(37,893)
Stock-based compensation	—	—	201,573	—	—	201,573
Other comprehensive loss	—	—	—	(10,117)	—	(10,117)
Net loss	—	—	—	—	(326,361)	(326,361)
Balance at June 30, 2022	104,731	2	4,598,737	(10,217)	(544,828)	4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	2,703	—	13,872	—	—	13,872
Issuance of common stock as consideration for an acquisition	40	—	3,375	—	—	3,375
Issuance of common stock under the employee stock purchase plan	182	—	17,879	—	—	17,879
Repurchase and retirement of common stock	(1,106)	—	—	—	(87,615)	(87,615)
Stock-based compensation	—	—	312,760	—	—	312,760
Other comprehensive income	—	—	—	5,729	—	5,729
Net loss	—	—	—	—	(223,725)	(223,725)
Balance at June 30, 2023	106,550	2	4,946,623	(4,488)	(856,168)	4,085,969
Issuance of common stock upon exercise of stock options, warrants and release of restricted stock units, net of shares withheld and retired for tax	2,754	—	13,002	—	—	13,002
Issuance of common stock under the employee stock purchase plan	225	—	16,495	—	—	16,495
Repurchase and retirement of common stock, including excise tax	(2,883)	—	—	—	(211,902)	(211,902)
Unwind of capped calls	—	—	9,657	—	—	9,657
Stock-based compensation	—	—	247,260	—	—	247,260
Other comprehensive income	—	—	—	2,598	—	2,598
Net loss	—	—	—	—	(28,878)	(28,878)
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(28,878)	$(223,725)	$(326,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	248,375	313,567	197,157
Amortization of intangible assets	79,956	80,205	75,977
Depreciation of property and equipment	13,838	11,258	9,161
Amortization of capitalized internal-use software costs	9,369	4,215	2,366
Amortization of debt issuance costs	6,238	6,964	4,777
Amortization of premium (accretion of discount) on investments in marketable debt securities	(55,062)	(37,194)	11,386
Accretion of discount on loans held for investment	(9,209)	(127)	—
Provision for expected credit losses on acquired card receivables and other financial assets	60,105	32,189	19,879
Gain on debt extinguishment	(46,654)	—	—
Non-cash operating lease expense	8,642	9,493	8,601
Deferred income taxes	(361)	(1,361)	(4,075)
Other	1,756	1,254	(726)
Changes in assets and liabilities:
Accounts receivable	69	(4,482)	(3,032)
Prepaid expenses and other current assets	(6,825)	(16,844)	(12,970)
Other assets	7,528	320	5,105
Accounts payable	(1,125)	(1,686)	(3,771)
Other accruals and current liabilities	20,992	34,465	7,460
Operating lease liabilities	(9,839)	(10,303)	(7,877)
Other long-term liabilities	(14,580)	(3,097)	(6,749)
Deferred revenue	(5,564)	(7,343)	5,599
Net cash provided by (used in) operating activities	278,771	187,768	(18,093)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	—	(28,902)	(144,349)
Purchases of corporate and customer fund short-term investments	(2,682,659)	(2,743,763)	(2,801,697)
Proceeds from maturities of corporate and customer fund short-term investments	2,512,107	3,283,961	1,902,474
Proceeds from sale of corporate and customer fund short-term investments	1,539	11,607	55,744
Purchases of loans held for investment	(359,654)	(5,878)	—
Principal repayments of loans held for investment	326,172	4,472	—
Acquired card receivables, net	(185,486)	(234,256)	(129,178)
Purchases of property and equipment	(976)	(7,589)	(5,377)
Capitalization of internal-use software costs	(19,917)	(23,614)	(10,259)
Proceeds from beneficial interest	—	2,080	6,699
Other	(500)	1,167	(1,359)
Net cash provided by (used in) investing activities	(409,374)	259,285	(1,127,302)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and other offering costs	—	—	1,341,122
Proceeds from issuance of convertible senior notes, net of discounts and issuance costs	—	—	560,075
Purchase of capped calls	—	—	(37,893)
Payments for repurchase of convertible senior notes	(933,187)	—	—
Proceeds from unwind of capped calls	11,442	—	—
Customer fund deposits liability and other	353,964	204,390	941,003
Repurchase of common stock	(211,902)	(87,615)	—
Prepaid card deposits	(17,901)	26,584	29,886
Proceeds from line of credit borrowings	45,000	60,000	37,500
Payments on line of credit and bank borrowings	—	—	(40,000)
Proceeds from exercise of stock options	8,114	13,872	34,024
Tax withholdings related to net share settlements of equity awards	(3,862)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	16,495	17,879	12,849
Contingent consideration payout	(10,762)	—	—
Net cash provided by (used in) financing activities	(742,599)	235,110	2,878,566
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(240)	(38)	(149)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(873,442)	682,125	1,733,022
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	4,224,840	3,542,715	1,809,693
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,351,398	$4,224,840	$3,542,715
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$985,941	$1,617,151	$1,596,542
Restricted cash included in other current assets	174,101	87,322	85,252
Restricted cash included in other assets	5,297	13,810	6,724
Restricted cash and restricted cash equivalents included in funds held for customers	2,186,059	2,506,557	1,854,197
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,351,398	$4,224,840	$3,542,715
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$12,611	$7,440	$4,867
Cash paid for income taxes during the period	$5,628	$1,266	$—
Noncash investing and financing activities:
Payable on purchases of acquired card receivables	$105,406	$—	$—
Fair value of shares issued as consideration for acquisition	$—	$3,375	$488,494
Fair value of stock-based awards assumed in acquisition	$—	$—	$21,724
Fair value of earn-out consideration for acquisition		$10,762	$—
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
Reclassification
Certain accounts in the prior period consolidated statements of operation and consolidated statements of cash flows were reclassified to conform with the current year presentation.
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are mainly located in the United States (U.S.) and revenue is mainly generated in the U.S. Long-lived assets outside the U.S. was zero and not material as of June 30, 2024 and 2023, respectively. Total revenue from external customers outside of the U.S. was less than 3% of consolidated total revenue during each of the years ended June 30, 2024, 2023, and 2022.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to useful lives of long-lived assets; capitalization of internal-use software costs; the estimate of expected credit losses on accounts receivable, acquired card receivables, and loans held for investment; accrual for rewards; benefit periods used to amortize deferred costs; reserve for losses on funds held for customers; and valuation of deferred tax assets. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Funds Held for Customers and Customer Fund Deposits
Funds held for customers and the corresponding liability on customer fund deposits represent funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers. Generally, these funds held for customers are initially deposited in separate bank accounts until remitted to the customers’ suppliers or to the customers. Funds held for customers also include amounts that are held by or deposited into the accounts of payment processing companies and receivables from customers. The funds held for customers are restricted for the purpose of satisfying the customers’ fund obligations and are not available for general business use by the Company. The Company partially invests funds held for customers in highly liquid investments, which include money market funds and marketable debt securities with maturities of three months or less, as well as marketable debt securities with maturities ranging from more than three months up to thirty-seven months at the time of purchase based on the effective maturity date. Funds held for customers that are invested in marketable debt securities are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company contractually earns interest on funds held for customers with associated counterparties.
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
Except for the restricted cash included in funds held for customers, the current and non-current portion of the restricted cash is included in prepaid expenses and other current assets, and in other assets, respectively, in the accompanying consolidated balance sheets.

Short–term Investments
The Company invests excess cash in a diversified portfolio of highly rated marketable debt securities with maturities of more than three months. These securities are classified as available-for-sale and recorded at fair value. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. After consideration of risk versus reward attributes and liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As the Company views these securities as available to support current operations, including those with maturities beyond 12 months, and therefore classifies these securities as current assets in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive loss on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, acquired card receivables and loans held for investment (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents and short-term investments with large multinational financial institutions that may at times exceed federally insured limits. Management believes that the financial institutions with which the Company does business are financially sound with minimal credit risk. Management further believes the associated risk of concentration for the Company’s investments is mitigated by holding a diversified portfolio of highly rated investments consisting of money market funds and short-term debt securities.
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk receivables. As of June 30, 2024 and 2023, the allowance for expected credit losses related to accounts receivable, acquired card receivables and loans held for investment totaled approximately $25.8 million and $15.9 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods (see Note 15).
There were no customers that exceeded 10% of the Company’s total revenue during each of the years ended June 30, 2024, 2023, and 2022.
Foreign Currency
The functional currency of the Company's foreign subsidiaries is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiaries are included in other income (expense), net in the accompanying statements of operations.
Accounts Receivable and Unbilled Revenue
Accounts receivable, which consist primarily of fees from customers, including accounting firm and financial institution customers, are recorded at the invoiced amount, net of an allowance for expected credit losses. Unbilled revenue is recorded based on amounts that the Company expects to invoice to customers in the subsequent period. The allowance for expected credit losses related to accounts receivable and unbilled revenue is based on the Company’s assessment of the collectability of the receivables. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. For all periods presented, the allowance for expected credit losses related to accounts receivable and unbilled revenue was not material.
Loans Held for Investment
Loans held for investment represent funds advanced under either a term loan or line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner) in connection with the Company's invoice financing product, with each invoice financed having a repayment term of 12 months. The Company purchases loans or lines of credit draws from the Originating Bank Partner pursuant to the terms outlined in the loan sale agreement between the Company and the Originating Bank Partner. The undrawn lines of credit are unconditionally cancellable. Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are initially recognized at their purchase price and subsequently reported at amortized cost. The loans held for investment are recorded net of the allowance for expected credit losses.
The Company accretes discount and interest income using the effective interest method over the life of the loan. Accretion of discount and interest income on these loans is included in subscription and transaction fees revenue in the accompanying consolidated statements of operations.
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
Acquired Card Receivables
The portfolio of acquired card receivables consists of U.S. based commercial accounts diversified across various geographies and industries. The Company manages credit risk based on common risk characteristics including financial condition of the users of the spend and expense management application.
Acquired card receivables are reported at their principal amounts outstanding net of allowance for expected credit losses and represent a revolving line of credit. The undrawn lines of credit are unconditionally cancellable. Acquired card receivables are deemed to be held for investment when such receivables are not acquired specifically for resale.
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

Acquired card receivables represent amounts due on card transactions integrated with the spend and expense management application. The Company is contractually obligated to purchase a 100% participation interest in all card receivables from U.S.-based card issuing banks (Issuing Banks) including authorized transactions that have not cleared at the Issuing Banks. Acquired card receivables are recorded at the time a transaction clears at the Issuing Banks and generally payment for the card receivables is made on the day the transaction clears at the Issuing Banks.
The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for expected credit losses reflects the Company’s estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of expected credit losses inherent in the acquired card receivables as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, the Company uses models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. The Company uses these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivables balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default decreases over time, therefore the attribute used to segment the portfolio is the length of time since an account’s credit limit origination. The Company’s models use past loss experience to estimate the probability of default and exposure at default by aged balances. The Company also estimates the likelihood and magnitude of recovery of previously charged-off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover credit losses that are expected but may not be adequately represented by the quantitative methodology or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts. In general, acquired card receivables are charged-off after substantially the entire balance becomes 120 days delinquent. Assumptions regarding expected losses are reviewed periodically and may be impacted by actual performance of the acquired card receivables and changes in any of the factors discussed above. As of June 30, 2024 and 2023, the allowance for expected credit losses on acquired card receivables shown on the consolidated balance sheets totaled $20.9 million and $15.5 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on card receivables that have been authorized but not cleared at the end of the periods (see Note 15).
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
Accrued Rewards
Spending businesses participate in rewards programs based on card transactions. The Company records a rewards liability that represents the estimated cost for rewards owed to spending businesses. Rewards liabilities are impacted over time by redemption costs and by spending businesses meeting eligibility requirements. Changes in the rewards liabilities during the period are recognized as an increase or decrease to sales and marketing expense in the accompanying consolidated statements of operations. The accrued rewards liability, which was $67.7 million and $55.4 million as of June 30, 2024 and 2023, respectively, is included in other accruals and current liabilities in the accompanying consolidated balance sheets. The rewards expense, which was $219.8 million, $173.9 million, and $95.2 million, during the years ended June 30, 2024, 2023, and 2022, respectively, is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
The Company enables SMB and accounting firm customers to make virtual card payments to their suppliers. The Company also facilitates the extension of credit to spending businesses through the BILL Spend and Expense product in the form of BILL Divvy Corporate Cards. The spending businesses utilize the credit on BILL Divvy Corporate Cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and BILL Divvy Corporate Cards are originated through agreements with Issuing Banks. The agreements with the Issuing Banks allow for card transactions on the MasterCard and Visa networks. For each virtual card and BILL Divvy Corporate Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of rebates received from the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements.
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
Service Costs
Service costs consist primarily of personnel-related costs, including stock-based compensation, for the Company’s customer success and payment operations teams, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, fees for processing payments), outsourced support services for the Company's customer success team, direct and amortized costs for implementing and integrating the Company’s cloud-based platform into the customers’ systems, and cloud payments infrastructure costs.
Research and Development
Costs incurred in research and development, excluding development costs eligible for capitalization as internal-use software, are expensed as incurred.
Stock-based Compensation
The Company measures stock-based compensation for stock options and purchase rights issued under the Employee Stock Purchase Plan (ESPP) at fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures stock-based compensation for restricted stock units (RSUs) and market-based RSUs based on the closing price of the Company’s stock and using the Monte Carlo simulation model, respectively, on the date of grant. The Company measures stock-based compensation for performance-based awards at fair value on the date of grant. Awards that are classified as liabilities are remeasured at fair value at the end of each reporting period.
The Company recognizes compensation on a straight-line basis over the requisite service period, which is generally the vesting term of four years for stock options and RSUs, the offering period of one year for purchase rights under the ESPP, and the requisite period of one to three years for market-based RSUs. The Company recognizes compensation for performance-based awards over the vesting period if it is probable that the performance condition will be achieved. The Company accounts for forfeitures as they occur.
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2024, 2023, and 2022 were $43.6 million, $39.0 million, and $29.4 million, respectively.
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
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Reportable Segments (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses, including public entities with a single operating or reportable segment. The updated standard is effective for the Company's annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the consolidated financial statements retrospectively, to all periods presented, once adopted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The updated standard will be effective for annual periods beginning in fiscal 2026. This ASU will result in the required additional disclosures being included in the consolidated financial statements, once adopted.
In March 2024, the SEC adopted final rules related to climate-related disclosures in SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC issued an order to stay the effectiveness of the rules pending the completion of judicial review of multiple petitions challenging the rules. To the extent the rules become effective, they will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements, as initially adopted, would apply for annual periods beginning in fiscal 2026. The Company is currently evaluating the final rules to determine their impact on the Company's Annual Reports on Form 10-K.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by sales channel, and revenue from interest on funds held for customers (in thousands).

	Year ended June 30,
	2024	2023	2022
SMBs, accounting firms, spending businesses and other	$1,098,644	$901,602	$603,171
Financial institutions	24,089	43,108	30,194
Total subscription and transaction fees	1,122,733	944,710	633,365
Interest on funds held for customers	167,439	113,758	8,594
Total revenue	$1,290,172	$1,058,468	$641,959
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the year ended June 30, 2024, the Company recognized approximately $22.5 million of revenue that was included in the deferred revenue balance as of June 30, 2023.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was approximately $86.8 million. Of the total remaining performance obligations, the Company expects to recognize approximately 35% over the next year, 19% between one to two years and 46% over the next three to five years thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of June 30, 2024. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $16.7 million and $14.0 million as of June 30, 2024 and 2023, respectively.
Deferred costs
Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2024	2023
Deferred sales commissions:
Current	$8,142	$6,523
Non-current	15,113	12,317
Total deferred sales commissions	$23,255	$18,840
Deferred service costs:
Current	$430	$904
Non-current	1,930	2,221
Total deferred service costs	$2,360	$3,125
The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions, which is included in sales and marketing in the accompanying consolidated statements of operations, was $7.9 million, $6.6 million, and $5.2 million during the years ended June 30, 2024, 2023, and 2022, respectively. The amortization of deferred service costs, which is included in service costs in the accompanying consolidated statements of operations, was $2.0 million, $2.5 million, and $1.6 million during the years ended June 30, 2024, 2023, and 2022, respectively.
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

The following tables set forth the fair value of assets and liabilities that were measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of the dates presented (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$522,618	$—	$—	$522,618
	522,618	—	—	522,618
Short-term investments:
Corporate bonds	—	298,202	—	298,202
U.S. treasury securities	—	180,983	—	180,983
Asset-backed securities	—	59,363	—	59,363
Certificates of deposit	—	38,370	—	38,370
U.S. agency securities	—	24,617	—	24,617
	—	601,535	—	601,535
Funds held for customers:
Restricted cash equivalents
Money market funds	1,319,609	—	—	1,319,609
Corporate bonds	—	89,082	—	89,082
	1,319,609	89,082	—	1,408,691
Short-term investments
Corporate bonds	—	937,198	—	937,198
U.S. treasury securities	—	342,041	—	342,041
Certificates of deposit	—	119,616	—	119,616
Asset-backed securities	—	116,475	—	116,475
	—	1,515,330	—	1,515,330
Total assets measured at fair value	$1,842,227	$2,205,947	$—	$4,048,174

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,131,621	$—	$—	$1,131,621
Certificates of deposit	—	2,578	—	2,578
Corporate bonds	—	45,301	—	45,301
U.S. treasury securities	44,856	—	—	44,856
	1,176,477	47,879	—	1,224,356
Short-term investments:
Corporate bonds	—	479,483	—	479,483
U.S. treasury securities	408,368	—	—	408,368
U.S. agency securities	—	57,967	—	57,967
Asset-backed securities	—	51,193	—	51,193
Certificates of deposit	—	46,099	—	46,099
	408,368	634,742	—	1,043,110
Funds held for customers:
Restricted cash equivalents
Money market funds	713,469	—	—	713,469
	713,469	—	—	713,469
Short-term investments
Corporate bonds	—	433,920	—	433,920
Certificates of deposit	—	233,291	—	233,291
U.S. agency securities	—	27,458	—	27,458
Asset-backed securities	—	70,661	—	70,661
U.S. treasury securities	81,074	—	—	81,074
	81,074	765,330	—	846,404
Total assets measured at fair value	$2,379,388	$1,447,951	$—	$3,827,339

Liabilities
Contingent consideration(1)	—	—	(12,035)	(12,035)
Total liabilities measured at fair value	$—	$—	$(12,035)	$(12,035)
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
The Company had $575.0 million and $167.3 million in aggregate principal amount of its 0% convertible senior notes due in 2027 (2027 Notes) and in 2025 (2025 Notes, together with the 2027 Notes, the Notes), respectively, outstanding as of June 30, 2024. The Company carries the Notes at par value, less the unamortized issuance costs in the accompanying consolidated balance sheets. The estimated fair value of the 2027 Notes and 2025 Notes, which is presented for disclosure purposes only, was approximately $489.1 million and $154.9 million, respectively, as of June 30, 2024. The fair value was based on a market approach, which represents a Level 2 valuation estimate. The market approach was determined based on the actual bids and offers of the Notes in an over-the-counter market as of the last day of trading prior to the end of the period.
The Company's financial instruments that are not measured and recorded at fair value, including cash, restricted cash, acquired cards receivables, loans held for investment, interest receivable, incentive receivables and borrowings from revolving credit facility, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from revolving credit facility would be classified as Level 2 and the acquired cards receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.
NOTE 5 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	June 30, 2024	June 30, 2023
Short-term investments:
Available-for-sale debt securities	$601,535	$1,043,110
Total short-term investments	601,535	1,043,110
Funds held for customers:
Restricted cash	779,838	1,793,088
Restricted cash equivalents	1,408,691	713,469
Funds receivable	11,870	12,822
Available-for-sale debt securities	1,515,330	846,404
Total funds held for customers	3,715,729	3,365,783
Less - income earned by the Company included in other current assets	(10,822)	(9,874)
Total funds held for customers, net of income earned by the Company	$3,704,907	$3,355,909
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

The following table summarizes the estimated fair value of available-for-sale debt securities included within funds held for customers and short-term investments as of the dates presented (in thousands):

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$298,628	$140	$(566)	$298,202
U.S. treasury securities	181,225	—	(242)	180,983
Asset-backed securities	59,340	68	(45)	59,363
Certificates of deposit	38,370	—	—	38,370
U.S. agency securities	24,669	—	(52)	24,617
Total short-term investments	$602,232	$208	$(905)	$601,535
Funds held for customers:
Corporate bonds	$937,989	$23	$(814)	$937,198
Certificates of deposit	119,615	1	—	119,616
Asset-backed securities	116,542	11	(78)	116,475
U.S. treasury securities	342,202	1	(162)	342,041
Total funds held for customers	$1,516,348	$36	$(1,054)	$1,515,330

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$481,658	$207	$(2,382)	$479,483
U.S. treasury securities	409,586	42	(1,260)	408,368
U.S. agency securities	58,166	—	(199)	57,967
Asset-backed securities	51,321	8	(136)	51,193
Certificates of deposit	46,099	—	—	46,099
Total short-term investments	$1,046,830	$257	$(3,977)	$1,043,110
Funds held for customers:
Corporate bonds	$433,936	$18	$(34)	$433,920
Certificates of deposit	233,290	1	—	233,291
Asset-backed securities	70,993	—	(332)	70,661
U.S. agency securities	27,484	5	(31)	27,458
U.S. treasury securities	81,309	1	(236)	81,074
Total funds held for customers	$847,012	$25	$(633)	$846,404
The amortized cost and fair value amounts for short-term investments include accrued interest receivables of $4.9 million and $4.3 million at June 30, 2024 and 2023, respectively. The amortized cost and fair value amounts for funds held for customers include accrued interest receivable of $6.8 million and $6.9 million as of June 30, 2024 and 2023, respectively.

The following table summarizes fair value of the Company's available-for-sale debt securities included within funds held for customers and short-term investments by remaining contractual maturity as of the dates presented (in thousands):

	June 30, 2024	June 30, 2023
Due within 1 year	$1,699,009	$1,543,379
Due in 1 year through 5 years	409,309	346,135
Due in 5 year through 10 years	8,547	—
Total	$2,116,865	$1,889,514
As of June 30, 2024, approximately 340 out of approximately 580 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$130,469	$(333)	$60,576	$(232)	$191,045	$(565)
U.S. treasury securities	152,004	(156)	28,979	(86)	180,983	(242)
Asset-backed securities	24,149	(39)	2,155	(7)	26,304	(46)
U.S. agency securities	24,617	(52)	—	—	24,617	(52)
Total short-term investments	$331,239	$(580)	$91,710	$(325)	$422,949	$(905)
Funds held for customers:
Corporate bonds	$506,540	$(814)	$—	$—	$506,540	$(814)
Asset-backed securities	68,629	(76)	5,546	(2)	74,175	(78)
U.S. treasury securities	327,340	(162)	—	—	327,340	(162)
Total funds held for customers	$902,509	$(1,052)	$5,546	$(2)	$908,055	$(1,054)

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$213,373	$(1,421)	$83,189	$(961)	$296,562	$(2,382)
U.S. treasury securities	199,440	(976)	14,286	(284)	213,726	(1,260)
Asset-backed securities	35,719	(103)	2,707	(33)	38,426	(136)
U.S. agency securities	57,967	(199)	—	—	57,967	(199)
Total short-term investments	$506,499	$(2,699)	$100,182	$(1,278)	$606,681	$(3,977)
Funds held for customers:
Corporate bonds	$34,530	$(34)	$—	$—	$34,530	$(34)
Asset-backed securities	59,128	(258)	11,533	(74)	70,661	(332)
U.S. agency securities	22,494	(31)	—	—	22,494	(31)
U.S. treasury securities	74,888	(236)	—	—	74,888	(236)
Total funds held for customers	$191,040	$(559)	$11,533	$(74)	$202,573	$(633)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. There have been no significant realized gains or losses on the short-term investments and funds held for customers during each of the years ended June 30, 2024, 2023, and 2022.
NOTE 6 – ACQUIRED CARD RECEIVABLES
As of June 30, 2024, approximately $189.7 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 10).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during each of the years ended June 30, 2024 and 2023.
The acquired card receivables balances do not include purchases of participation interest in card receivables from the Issuing Banks that have not cleared at the end of the reporting period. Purchases of participation interest in card receivables that have not cleared as of June 30, 2024 totaled $27.2 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of each of June 30, 2024 and 2023 (see Note 15).
Credit Quality Information
The Company regularly reviews collection experience, delinquencies, and net charge-offs in determining allowance for expected credit losses related to acquired card receivables. Historical collections rates have shown that days past due is the primary indicator of the likelihood of loss. The Company uses the delinquency trends or past due status of the acquired card receivables as the credit quality indicator. Acquired card receivables are considered past due if full payment is not received on the bill date or within a grace period, which is generally limited to five days. Below is a summary of the acquired card receivables by class (i.e., past due status) as of the dates presented (in thousands):

	June 30,
	2024	2023
Current and less than 30 days past due	$706,026	$463,704
30 ~ 59 days past due	4,277	2,507
60 ~ 89 days past due	3,393	4,544
90 ~ 119 days past due	4,093	3,196
Over 120 days past due	310	197
Total	$718,099	$474,148
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	June 30,
	2024	2023
Balance, beginning	$15,498	$5,414
Initial allowance for expected credit losses on purchased card receivables with credit deterioration	—	10
Provision for expected credit losses	52,327	32,015
Charge-off amounts	(51,805)	(24,120)
Recoveries collected	4,863	2,179
Balance, ending	$20,883	$15,498
Purchases of acquired card receivables from the Issuing Banks that were held for investment during the years ended June 30, 2024 and 2023 were $17.6 billion and $13.2 billion, respectively. The provision for expected credit losses related to acquired card receivables and charged-off amounts increased during the year ended June 30, 2024 due to portfolio growth and an increase in delinquencies during fiscal 2024 on accounts, which were subsequently charged off prior to June 30, 2024.
NOTE 7 – LOANS HELD FOR INVESTMENT
Loans held for investment are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	June 30,
	2024	2023
Unpaid principal balance	$44,491	$1,579
Less: Discount at loan purchase, net of amortization	(1,120)	(47)
Less: Allowance for expected credit losses	(4,700)	—
Loans held for investment, net	$38,671	$1,532
Credit Quality Information
The Company conducts an eligibility assessment prior to loan origination by the Originating Bank Partner. This process is performed at the invoice level and involves evaluating the invoice repayment likelihood by the respective network members associated with each invoice. Subsequently, the credit quality of these loans is monitored based on the delinquency trends or past due status of the loans held for investment, which are considered the credit quality indicators. Loans held for investment are considered past due if payment is not received within the terms set by the loan or line of credit agreement. The outstanding balance of loans held for investment considered past due was not material as of each of June 30, 2024 and 2023.
All of the outstanding balance of loans held for investment as of June 30, 2024 was originated during the year ended June 30, 2024.
NOTE 8 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	June 30,
	2024	2023
Software and equipment	$20,802	$20,971
Capitalized software	81,582	53,950
Furniture and fixtures	13,361	12,598
Leasehold improvements	39,103	39,068
Property and equipment, gross	154,848	126,587
Less: accumulated depreciation and amortization	(66,814)	(45,023)
Property and equipment, net	$88,034	$81,564
Depreciation and amortization expense, which includes the amortization of capitalized software, during the years ended June 30, 2024, 2023, and 2022 was $23.2 million, $15.5 million, and $11.5 million, respectively.
As of June 30, 2024 and 2023, the unamortized capitalized software cost was $57.5 million and $42.7 million, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of the following as of the dates presented (in thousands):

	June 30,
	2024	2023
Balance, beginning	$2,396,509	$2,362,893
Addition related to acquisition during the period	—	33,441
Measurement period adjustments	—	175
Balance, ending	$2,396,509	$2,396,509
Intangible Assets
Intangible assets consisted of the following as of the dates presented (amounts in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(78,410)	$180,859	7.0
Developed technology	215,958	(116,126)	99,832	2.9
Trade name	48,042	(47,262)	780	0.2
Total	$523,269	$(241,798)	$281,471

	Jun 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(52,483)	$206,786	8.0
Developed technology	215,958	(77,178)	138,780	3.8
Trade name	48,042	(32,181)	15,861	1.0
Total	$523,269	$(161,842)	$361,427
Amortization of finite-lived intangible assets was as follows during the years ended June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Cost of revenue	$38,948	$38,269
Sales and marketing	41,008	41,936
Total	$79,956	$80,205

As of June 30, 2024, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2025	$61,234
2026	59,570
2027	56,909
2028	26,606
2029	25,927
Thereafter	51,225
Total	$281,471
NOTE 10 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	June 30,
	2024	2023
Current liabilities:
Borrowings from revolving credit facility (including unamortized debt premium)(1)	$—	$135,046
Non-current liabilities:
Convertible senior notes:
2027 Notes, principal	575,000	575,000
2025 Notes, principal	167,314	1,150,000
Less: unamortized debt issuance costs	(8,323)	(20,218)
Convertible senior notes, net	733,991	1,704,782
Borrowings from revolving credit facility (including unamortized debt premium)(1)	180,009	—
Total	$914,000	$1,839,828

(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.6 million and $0.2 million as of June 30, 2024 and June 30, 2023, respectively, and is included in other assets on the consolidated balance sheets.
2027 Notes
On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2027 Notes). The 2027 Notes are subject to the terms and conditions of the indenture governing the 2027 Notes between the Company and Wells Fargo Bank, N.A., as trustee (in its respective capacity as the trustee for each of the 2027 Notes and the 2025 Notes (as defined below), as applicable, the Notes Trustee). The net proceeds from the issuance of the 2027 Notes were $560.1 million, after deducting debt discount and debt issuance costs totaling $14.9 million.
The 2027 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, certain trading restrictions or failure to deliver reports to the Notes Trustee. The 2027 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2027 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2025 Notes. In addition, the 2027 Notes are subordinated to any of the Company’s secured indebtedness and to all indebtedness and other liabilities of the Company’s subsidiaries.

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
On March 6, 2024, the Company entered into privately-negotiated transactions with certain holders of its 2025 Notes to repurchase $748.2 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $711.0 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $743.6 million, net of unamortized issuance cost of $4.6 million, resulting in a $32.6 million gain recorded in other income, net in the accompanying consolidated statement of operations, comprised of $35.7 million gain on extinguishment of debt and $3.2 million loss on mark to market derivative related to forward contract to settle the repurchase.
On May 29, 2024, the Company entered into privately-negotiated transactions with certain holders of its 2025 Notes to repurchase $234.5 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $221.6 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $233.2 million, net of unamortized issuance cost of $1.2 million, resulting in a $11.0 million gain on extinguishment of debt recorded in other income, net in the accompanying consolidated statement of operations.
The shares issuable upon conversion of the remaining outstanding 2025 Notes at the initial conversion price is approximately 1.0 million.
Additional Information About the Notes
As of June 30, 2024 and 2023, the Notes consisted of the following (in thousands):

	June 30, 2024		June 30, 2023
	2027 Notes	2025 Notes	2027 Notes	2025 Notes
Liability component:
Principal	$575,000	$167,314	$575,000	$1,150,000
Less: unamortized debt issuance costs	(7,496)	(827)	(10,188)	(10,030)
Net carrying amount	$567,504	$166,487	$564,812	$1,139,970
The debt issuance costs of the Notes are being amortized using the effective interest method. During the years ended June 30, 2024 and 2023, the Company recognized $6.0 million and $6.8 million, respectively, of the debt issuance costs of the Notes. During each of the years ended June 30, 2024, 2023, and 2022, the effective interest rates of the 2027 Notes and 2025 Notes was 0.48% and 0.36%, respectively. As of June 30, 2024, the weighted-average remaining life of the Notes was 2.5 years.
The "if-converted" value of the Notes did not exceed the principal amount of $0.7 billion as of June 30, 2024.
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
On March 6, 2024, the Company entered into agreements to terminate a portion of the Capped Calls previously entered into in connection with the issuance of the 2025 Notes, in a notional amount corresponding to the amount of 2025 Notes that are repurchased. The Company received $10.3 million in cash, and also recorded a $1.7 million gain on mark to market derivative to settle the Capped Call unwinding. The gain was recorded in other income, net in the accompanying consolidated statement of operations.

On May 29, 2024, the Company entered into agreements to terminate the remaining portion of the Capped Calls previously entered into in connection with the issuance of the 2025 Notes. The Company received $1.2 million in cash, and recorded an immaterial gain in other income, net in the accompanying consolidated statement of operations.
The Capped Calls associated with the 2027 Notes have an initial strike price of $414.80 per share, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2027 Notes, and have an initial cap price of $544.00 per share, subject to certain adjustments. The Capped Calls associated with the 2027 Notes cover, approximately 1.4 million shares of the Company’s common stock, subject to anti-dilution adjustments. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the 2027 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
Revolving Credit Facility
The Company’s Revolving Credit and Security Agreement (as amended from time to time, the Revolving Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The Revolving Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization was $180.0 million, or 60% of the total commitment, and the Company had borrowed an additional $45.0 million in March 2024. Total outstanding borrowings were $180.0 million as of June 30, 2024. The Revolving Credit Facility requires the Company to pay unused fees up to 0.50% per annum. Borrowings are secured by acquired card receivables. Beginning March 3, 2023, borrowings bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The effective interest rate was 8.28% per annum as of June 30, 2024. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of June 30, 2024, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the Revolving Credit Facility is amortized using the effective interest method over the remaining term of the contract of approximately 1.9 years. The amortization of the debt issuance costs and debt premium is recorded in other income (expense), net in the accompanying consolidated statement of operations and during each of the years ended June 30, 2024 and 2023 was not material.
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
The total number of shares of common stock available for future grants under the Equity Incentive Plans was 18,041,434 shares as of June 30, 2024.
Equity Awards Assumed in Acquisitions
The Company assumed and replaced the outstanding stock options of Invoice2go upon its acquisition. The assumed equity awards will be settled in shares of the Company’s common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under equity incentive plans of the acquired companies.
Restricted Stock Units
A summary of RSU activity as of June 30, 2024, and changes during the year ended June 30, 2024, is presented below.

	Number of shares (1) (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2023	4,184	$140.41
Granted	3,452	$90.90
Vested	(2,048)	$136.74
Forfeited	(987)	$124.82
Nonvested at June 30, 2024	4,600	$108.24
(1) Includes RSU, market-based RSUs and performance-based RSUs.
The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended June 30, 2024, 2023, and 2022 was $90.90, $120.25, and $202.79 per share, respectively. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the non-employee directors. The total fair value of RSUs that vested during the years ended June 30, 2024, 2023, and 2022 was approximately $145.1 million, $197.3 million, and $118.9 million, respectively.
Performance-based RSUs
During the year ended June 30, 2024 the Company granted 102,411 RSUs to certain executive employees that vest based upon the achievement of designated financial metrics and continued employment with the Company over a period of three years. The fair value of the performance-based RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of these performance-based RSUs was $102.04 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The number of shares that ultimately vest vary with the achievement of the specified performance criteria.

Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Year ended June 30,			Unrecognized compensation (in thousands)	Weighted-average recognition period (in years)
	2024	2023	2022
RSUs(1)	$217,696	$251,456	$134,222	$434,623	2.6
Stock options	10,719	37,882	55,667	3,989	1.1
Performance-based awards	13,351	17,914	—	13,411	3.3
Employee stock purchase plan	9,129	11,280	8,918	4,143	0.6
Market-based RSUs	5,912	4,308	2,755	7,106	1.4
Total stock-based compensation	$256,807	$322,840	$201,562	$463,272
Stock-based compensation was included in the following line items in the accompanying consolidated statements of operations and consolidated balance sheets (in thousands):

	Year ended June 30,
	2024	2023	2022
Revenue - subscription and transaction fees	$1,831	$188	$—
Cost of revenue - service costs	9,309	9,111	5,144
Research and development	103,382	93,364	54,907
Sales and marketing(1)	49,070	130,421	60,237
General and administrative	81,209	80,619	76,869
Restructuring	3,574	—	—
Total amount charged to operating loss	248,375	313,703	197,157
Property and equipment (capitalized internal-use software) and other	8,432	9,137	4,405
Total stock-based compensation	$256,807	$322,840	$201,562
(1) In fiscal 2023, the Company entered into separation and advisory agreements (the CRO Agreements) with its former Chief Revenue Officer (the CRO). Pursuant to the CRO Agreements, the former CRO will serve the Company as an advisor through September 2024. Upon execution of the CRO Agreements, the Company recognized $52.2 million of stock-based compensation expense related to the former CRO's RSUs.
Share Repurchase Program
In January 2023, the Company's board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the January 2023 Share Repurchase Program). During the years ended June 30, 2024 and 2023, the Company repurchased and subsequently retired 2,882,634 shares for $211.9 million and 1,077,445 shares for $87.6 million under the January 2023 Share Repurchase Program, respectively. The Company completed the repurchase of shares with an aggregate value equal to the full authorized amount under the January 2023 Share Repurchase Program by December 31, 2023.
The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the accompanying consolidated balance sheets.

NOTE 12 – OTHER INCOME (EXPENSE), NET
Other income (expense), net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2024	2023	2022
Interest income	$122,298	$91,279	$6,691
Gain on debt extinguishment and change on mark to market derivatives associated with 2025 Notes repurchase and capped calls	45,272	—	—
Lower of cost or market adjustment on card receivables sold and held for sale	—	(1,545)	(11,460)
Interest expense	(19,182)	(15,203)	(9,419)
Other	(543)	(1,675)	327
Total other income (expense), net	$147,845	$72,856	$(13,861)
NOTE 13 – INCOME TAXES
The components of loss before provision for (benefit from) income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2024	2023	2022
Domestic	$5,312	$(199,452)	$(304,508)
Foreign	(31,631)	(23,465)	(26,171)
Total	$(26,319)	$(222,917)	$(330,679)
The components of provision for (benefit from) income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2024	2023	2022
Current:
Federal	$1,650	$572	$(247)
State	1,251	1,583	—
Foreign	19	14	—
Total current	2,920	2,169	(247)
Deferred:
Federal	(262)	(995)	(1,115)
State	(99)	(366)	(2,956)
Total deferred	(361)	(1,361)	(4,071)
Provision for (benefit from) income taxes	$2,559	$808	$(4,318)

The items accounting for the difference between the income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consisted of the following during the periods presented (in thousands):

	Year ended June 30,
	2024	2023	2022
Expected benefit at U.S. federal statutory rate	$(5,528)	$(46,813)	$(69,443)
State income taxes, net of federal benefit	9,134	8,087	13,509
Stock-based compensation (1)	24,300	4,253	(93,705)
Research and development tax credits	(24,039)	(19,974)	(22,061)
Change in valuation allowance related to acquisition (2)	—	(126)	(2,831)
Change in valuation allowance (3)	4,943	48,321	174,477
Restructuring	(13,769)	—	—
Unrecognized tax benefit	(628)	(390)	(10,975)
Acquisition-related costs	—	—	553
Foreign rate differential	6,658	4,942	5,496
Other	1,488	2,508	662
Provision for (benefit from) income taxes	$2,559	$808	$(4,318)

(1)
The rate impact during the year ended June 30, 2024 and 2023 relates to the impact of non-deductible stock compensation and shortfalls related to tax deductions being smaller than the associated stock compensation expense. The rate impact during the years ended June 30, 2022 pertains to windfalls from tax deductions being larger than the associated stock compensation expense.

(2)
The rate impact during the year ended June 30, 2022 pertains to the income tax benefit recorded as a result of the acquisition of Invoice2go, which allowed the Company to release a portion of its valuation allowance due to the net deferred tax liabilities that were recorded as a result of such acquisition.

(3)
The rate impact during the year ended June 30, 2024, 2023 and 2022 pertains to (i) an increase in valuation allowance due to the increase in deferred tax assets associated with losses, capitalized R&D expense and tax credits generated during the year and (ii) a change in deferred tax liability related to the acquisitions of Invoice2go.

The components of deferred tax assets and liabilities were as follows as of the dates presented (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Accruals and reserves	$13,966	$12,537
Capitalized research and development	120,882	75,694
Deferred revenue	1,084	1,084
Stock-based compensation	17,093	24,998
Net operating loss carryforwards	360,592	379,758
Research and development credits	85,910	62,299
Accrued rewards	40	1,855
Operating lease liabilities	19,139	21,616
Other	598	1,257
Total deferred tax assets before valuation allowance	619,304	581,098
Valuation allowance	(494,424)	(479,449)
Deferred tax assets	$124,880	$101,649
Deferred tax liabilities:
Deferred contract costs	$(5,868)	$(4,772)
Property and equipment	(15,853)	(13,078)
Intangible assets	(68,218)	(67,455)
Operating right of use assets	(14,992)	(17,155)
Other reserve	(20,399)	—
Total deferred tax liabilities	(125,330)	(102,460)
Net deferred tax liabilities	$(450)	$(811)
Accounting Standards Codification 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was approximately $15.0 million, $95.3 million, and $276.3 million during the years ended June 30, 2024, 2023, and 2022, respectively. The increase in the June 30, 2024 valuation allowance is primarily from the application of the Tax Cuts and Jobs Act of 2017 effective fiscal year 2023 and thereafter, that requires companies to capitalize and amortize research and development expenses rather than deduct the costs as incurred, offset by a reduction in a deferred tax liabilities. The net deferred tax liability is included as other long-term liabilities in the accompanying consolidated balance sheets.
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
As of June 30, 2024, the Company had NOL carryforwards of $1.2 billion, $1.0 billion, and $134.9 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2024. As of June 30, 2024, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2024, the Company also had research and development tax credit carryforwards of approximately $76.5 million and $53.1 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized.
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
Below is the reconciliation of the unrecognized tax benefits related to federal and California research and development credits during the periods presented (in thousands):

	Year e ded June 30,
	2024	2023	2022
Balance at the beginning of the year	$23,300	$16,724	$22,185
Add:
Tax positions related to the current year	9,134	6,642	7,354
Increase from business combination	—	—	160
Tax positions related to the prior year	2,714	226	—
Less:
Tax positions related to the prior year	—	—	(12,761)
Statute of limitations lapse	(20)	(292)	(214)
Balance at the end of the year	$35,128	$23,300	$16,724
The Company had unrecognized tax benefits of approximately $35.1 million and $23.3 million as of June 30, 2024 and 2023, respectively, all of which are offset by a full valuation allowance. If the unrecognized tax benefits as of June 30, 2024 is recognized, it will not have an impact to the effective tax rate due to the Company’s valuation allowance.
The amount of interest and penalties accrued as of each of June 30, 2024 and 2023 were not material.
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
As of June 30, 2024, the weighted average remaining term of these operating leases is 6.5 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.0%.
The total payment for amounts included in the measurement of operating lease liabilities was $13.9 million, $14.9 million, and $13.8 million during the years ended June 30, 2024, 2023, and 2022, respectively.

The total amount of ROU assets obtained in exchange for new operating lease liabilities was zero, $2.0 million, and $5.3 million during the years ended June 30, 2024, 2023, and 2022, respectively.
The components of lease expense during the years ended June 30, 2024, 2023, and 2022 are shown in the table below (in thousands):

	Year ended June 30
	2024	2023	2022
Operating lease expense (1)	$12,877	$14,081	$12,983
Variable lease expense, net of credit	2,461	2,251	2,909
Sublease income	(581)	(586)	(712)
Total lease cost	$14,757	$15,746	$15,180
(1) Includes short-term lease, which is not material for the fiscal years ended June 30, 2024, 2023, and 2022.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, which expire through 2031. Future minimum lease payments as of June 30, 2024 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2025	$13,425
2026	13,292
2027	13,226
2028	13,590
2029	13,974
Thereafter	21,945
Gross lease payments	89,452
Less - present value adjustments	(13,614)
Total operating lease liabilities, net	$75,838
The current portion of operating lease liabilities, which is included in other accruals and current liabilities in the accompanying consolidated balance sheets, was $13.0 million and $14.1 million as of June 30, 2024 and 2023, respectively. The non-current portion of operating lease liabilities was $62.8 million and $72.5 million as of June 30, 2024 and 2023, respectively.
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these other agreements as of June 30, 2024 are as follows (in thousands).

Fiscal years ending June 30:	Amount
2025	$29,468
2026	15,051
2027	9,414
2028	5,491
2029	4,250
Total	$63,674

Purchase of Card Receivables That Have Not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $27.2 million as of June 30, 2024 and are not recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded were not material as of June 30, 2024. See Note 6 for additional discussion about acquired card receivables.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of June 30, 2024 and 2023, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
Unused Credit Arrangements
As of June 30, 2024, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $2.8 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using the invoice financing product at any one time.
The Company manages credit risk exposure by limiting total credit for each spending business and borrowers using the invoice financing product. The Company periodically reviews credit lines to assess different factors, including account usage and creditworthiness of spending businesses and borrowers using the invoice financing product. The credit lines can be terminated by the Company at any time, and they do not necessarily represent future cash requirements. The Company does not record a liability for expected credit losses for unused lines of credit as they are unconditionally cancellable.
NOTE 16 – RESTRUCTURING
On December 5, 2023, the Company announced a restructuring plan (Restructuring Plan) intended to right-size the Company's organization, enhance profitability, and reallocate resources towards the most impactful initiatives. The Restructuring Plan included a reduction of the Company's global workforce and closure of its office in Sydney, Australia. The Company incurred the majority of the charges relating to the Restructuring Plan in the three months ended December 31, 2023. The Company has substantially completed the Restructuring Plan as of June 30, 2024.
During the year ended June 30, 2024, the Company recorded restructuring expenses of $27.6 million, which includes $3.6 million of stock-based compensation expense, as a separate line item in the accompanying consolidated statements of operations. The following table summarizes the restructuring liability that is included in other accruals and current liabilities and accounts payable on the accompanying consolidated balance sheets as of June 30, 2024:

	Severance and termination benefits	Contract termination	Other	Total restructuring liability
Balance, at June 30, 2023	$—	$—	$—	$—
Charges	22,817	480	705	24,002
Cash payments	(22,492)	(480)	(703)	(23,675)
Balance, at June 30, 2024	$325	$—	$2	$327

NOTE 17 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been anti-dilutive, were as follows as of the dates presented (in thousands):

	June 30,
	2024	2023	2022
Equity awards	6,641	6,772	7,137
Convertible senior notes	2,426	8,534	8,534
Total	9,067	15,306	15,671
Shares issuable under the Notes is subject to adjustment up to approximately 3.6 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of June 30, 2024, the Conversion Condition was not triggered for either the 2025 Notes or the 2027 Notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2024, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the 2013 framework established in the “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting as of June 30, 2024 was effective.
The effectiveness of the internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION

Name		Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
	Title			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Alison Wagonfeld	Director	Adopt	6/5/2024	X		3,921	8/22/2025
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2024.

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
(3)Exhibits
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated May 6, 2021, between the Registrant, certain subsidiaries of the Registrant and DivvyPay, Inc., a Delaware corporation.	S-3/ASR	333-256709	2.1	06/02/2021

2.2	Agreement and Plan of Merger, dated July 16, 2021, between the Registrant and Invoice2go, Inc.	S-3/ASR	333-259419	2.1	09/09/2021

3.1	Restated Certificate of Incorporation, as amended.	10-K	001-39149	3.1	08/29/2023

3.2	Second Amended and Restated Bylaws.	8-K	001-39149	3.2	02/17/2023

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-39149	4.3	08/29/2023

4.4	Indenture, dated as of November 30, 2020, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2025).	8-K	001-39149	4.1	11/30/2020

4.5	Indenture, dated as of September 24, 2021, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2027).	10-K	001-39149	4.5	08/29/2023

4.6	Form of Warrant to Purchase Common Stock by and between the Registrant and CPA.com, Inc.					X

4.7	Form of Warrant to Purchase Common Stock by and between the Registrant and JPMC Strategic Investments I Corporation.	10-Q	001-39149	4.1	02/09/2024

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2006 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.2	11/15/2019

10.3†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.4†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.	10-K	001-39149	10.4	08/29/2023

10.5†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.	10-K	001-39149	10.5	08/29/2023

10.6†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.7†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.8†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.9†	Offer Letter, by and between the Registrant and Raj Aji.	10-K	001-39149	10.1	08/30/2021

10.10	Third Amendment to Office Lease, by and between the Registrant and US ER America Center 4, LLC.	10-K	001-39149	10.12	08/22/2022

10.11	Amendment No. 5 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of March 15, 2024.	10-Q	001-39149	10.1	05/03/2024

10.12†	DivvyPay, Inc. 2016 Equity Incentive Plan.	10-K	001-39149	10.14	08/30/2021

10.13†	Invoice2go, Inc. 2014 Stock Plan.	S-8	333-259420	99.1	09/09/2021

16.1	Letter from Ernst & Young LLP, dated September 7, 2023.	8-K	001-39149	16.1	09/07/2023

19.1	Insider Trading Policy.					X

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	BILL Holdings, Inc. Compensation Recovery Policy.					X

101.INS	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X
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

August 23, 2024	By:	/s/ René Lacerte
(Date)		René Lacerte
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

Signature	Title	Date

/s/ René Lacerte	Chief Executive Officer and Director	August 23, 2024
René Lacerte	(Principal Executive Officer)

/s/ John Rettig	President and Chief Financial Officer	August 23, 2024
John Rettig	(Principal Financial Officer)

/s/ Germaine Cota	Senior Vice President, Finance and Accounting	August 23, 2024
Germaine Cota	(Principal Accounting Officer)

/s/ Aida Alvarez	Director	August 23, 2024
Aida Alvarez

/s/ Steven Cakebread	Director	August 23, 2024
Steven Cakebread

/s/ Stephen Fisher	Director	August 23, 2024
Stephen Fisher

/s/ David Hornik	Director	August 23, 2024
David Hornik

/s/ Brian Jacobs	Director	August 23, 2024
Brian Jacobs

/s/ Peter Kight	Director	August 23, 2024
Peter Kight

/s/ Allie Kline	Director	August 23, 2024
Allie Kline

/s/ Allison Mnookin	Director	August 23, 2024
Allison Mnookin

/s/ Tina Reich	Director	August 23, 2024
Tina Reich

/s/ Scott Wagner	Director	August 23, 2024
Scott Wagner

/s/ Alison Wagonfeld	Director	August 23, 2024
Alison Wagonfeld