Form 10-Q
period 2024-09-30
BILL Holdings, Inc.
filed 2024-11-08
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 103,496,676 shares of common stock, $0.00001 par value per share, outstanding.

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
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, fluctuations in market interest rates and currency exchange rates, cybersecurity events, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
In this Quarterly Report on Form 10-Q, the words "we," "us" and "our" refer to BILL Holdings, Inc. (BILL) together with its wholly-owned subsidiaries, including Bill.com, LLC (BILL standalone), DivvyPay, LLC (Divvy), and Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go), unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$853,470	$985,941
Short-term investments	619,596	601,535
Accounts receivable, net	31,934	28,049
Acquired card receivables, net of allowances of $24,868 and $20,883 as of September 30, 2024 and June 30, 2024, respectively	628,274	697,216
Prepaid expenses and other current assets	283,756	297,169
Funds held for customers	3,787,171	3,704,907
Total current assets	6,204,201	6,314,817
Non-current assets:
Operating lease right-of-use assets, net	57,370	59,414
Property and equipment, net	90,016	88,034
Intangible assets, net	264,914	281,471
Goodwill	2,396,509	2,396,509
Other assets	32,051	38,568
Total assets	$9,045,061	$9,178,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,181	$7,447
Accrued compensation and benefits	23,305	34,158
Deferred revenue	21,730	17,006
Other accruals and current liabilities	212,327	299,506
Customer fund deposits	3,787,171	3,704,907
Total current liabilities	4,055,714	4,063,024
Non-current liabilities:
Deferred revenue	100	4,167
Operating lease liabilities	60,571	62,847
Borrowings from credit facilities, net	180,008	180,009
Convertible senior notes, net	734,814	733,991
Other long-term liabilities	609	574
Total liabilities	5,031,816	5,044,612
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,293,869	5,233,037
Accumulated other comprehensive income (loss)	9,119	(1,890)
Accumulated deficit	(1,289,745)	(1,096,948)
Total stockholders' equity	4,013,245	4,134,201
Total liabilities and stockholders' equity	$9,045,061	$9,178,813
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2024	2023
Revenue
Subscription and transaction fees	$314,943	$265,142
Interest on funds held for customers	43,507	39,843
Total revenue	358,450	304,985
Cost of revenue
Service costs	53,602	44,904
Depreciation and amortization (1)	11,094	11,122
Total cost of revenue	64,696	56,026
Gross profit	293,754	248,959
Operating expenses
Research and development	78,685	89,065
Sales and marketing	126,322	118,398
General and administrative	66,771	73,251
Provision for expected credit losses	20,661	12,075
Depreciation and amortization (1)	9,013	12,817
Total operating expenses	301,452	305,606
Operating loss	(7,698)	(56,647)
Other income, net	17,878	29,308
Income (loss) before provision for income taxes	10,180	(27,339)
Provision for income taxes	1,268	522
Net income (loss)	$8,912	$(27,861)

Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$(0.26)
Diluted	$0.08	$(0.26)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	105,672	106,817
Diluted	107,322	106,817
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to condensed consolidated financial statements.

4

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2024	2023
Net income (loss)	$8,912	$(27,861)
Other comprehensive income:
Net unrealized gain on investments in available-for-sale securities	11,009	675
Comprehensive income (loss)	$19,921	$(27,186)

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
Issuance of common stock upon exercise of stock options and release of restricted stock units	634	—	2,946	—	—	2,946
Issuance of common stock under the employee stock purchase plan	91	—	7,846	—	—	7,846
Repurchase and retirement of common stock	(160)	—	—	—	(16,068)	(16,068)
Stock-based compensation	—	—	64,606	—	—	64,606
Other comprehensive income	—	—	—	675	—	675
Net loss	—	—	—	—	(27,861)	(27,861)
Balance at September 30, 2023	107,115	$2	$5,022,021	$(3,813)	$(900,097)	$4,118,113

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	441	—	(287)	—	—	(287)
Issuance of common stock under the employee stock purchase plan	113	—	5,302	—	—	5,302
Repurchase and retirement of common stock, including excise tax	(3,711)	—	—	—	(201,709)	(201,709)
Stock-based compensation	—	—	55,817	—	—	55,817
Other comprehensive income	—	—	—	11,009	—	11,009
Net income	—	—	—	—	8,912	8,912
Balance at September 30, 2024	103,489	$2	$5,293,869	$9,119	$(1,289,745)	$4,013,245

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$8,912	$(27,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	54,657	65,147
Amortization of intangible assets	16,938	20,221
Depreciation of property and equipment	3,169	3,718
Amortization of capitalized internal-use software costs	3,944	1,352
Amortization of debt issuance costs	895	1,761
Accretion of discount on investments in marketable debt securities	(12,241)	(13,093)
Accretion of discount on loans held for investment	(4,631)	(705)
Provision for expected credit losses on acquired card receivables and other financial assets	20,661	12,401
Non-cash operating lease expense	2,045	2,388
Other	172	101
Changes in assets and liabilities:
Accounts receivable	(4,028)	3,707
Prepaid expenses and other current assets	(1,143)	(4,704)
Other assets	6,910	(1,074)
Accounts payable	3,804	(2,508)
Other accruals and current liabilities	(9,791)	(2,286)
Operating lease liabilities	(2,348)	(2,423)
Other long-term liabilities	—	(32)
Deferred revenue	657	(2,449)
Net cash provided by operating activities	88,582	53,661
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(637,992)	(399,588)
Proceeds from maturities and sales of corporate and customer fund short-term investments	563,677	757,169
Purchases of loans held for investment	(181,686)	(32,756)
Principal repayments of loans held for investment	171,987	25,330
Acquired card receivables, net	(47,968)	(42,333)
Capitalization of internal-use software costs	(7,039)	(5,645)
Other	(517)	(403)
Net cash provided by (used in) investing activities	(139,538)	301,774

	Three Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Customer fund deposits liability and other	78,512	(91,190)
Prepaid card deposits	11,322	(13,979)
Repurchase of common stock	(200,002)	(12,061)
Proceeds from exercise of stock options	1,017	2,946
Tax withholdings related to net share settlements of equity awards	(1,304)	—
Proceeds from issuance of common stock under the employee stock purchase plan	5,302	7,846
Contingent consideration payout	—	(5,471)
Net cash used in financing activities	(105,153)	(111,909)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(127)	(180)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(156,236)	243,346
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,351,399	4,224,840
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,195,163	$4,468,186
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$853,470	$1,527,182
Restricted cash included in other current assets	148,660	98,313
Restricted cash included in other assets	5,297	7,088
Restricted cash and restricted cash equivalents included in funds held for customers	2,187,736	2,835,603
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,195,163	$4,468,186
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025 or for any other future annual or interim period. The unaudited condensed consolidated balance sheets as of June 30, 2024 included herein was derived from the audited financial statements for the year ended June 30, 2024, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (2024 10-K).
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company's long-lived assets are located in the United States (U.S.) and revenue is mainly generated in the U.S. Total revenue from external customers outside of the U.S. was approximately 2% and 3% of consolidated total revenue during the three months ended September 30, 2024 and 2023, respectively.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, restricted cash equivalents, short-term investments, accounts receivable, acquired card receivables, and loans held for investment (collectively referred to as Financial Assets). The Company maintains its cash, cash equivalents, restricted cash, restricted cash equivalents, and short-term investments with large multinational financial institutions that may at times exceed federally insured limits. Management believes that the financial institutions with which the Company does business are financially sound with minimal credit risk. Management further believes the associated risk of concentration for the Company’s investments is mitigated by holding a diversified portfolio of highly rated investments consisting of money market funds and short-term debt securities.
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk receivables. As of September 30, 2024 and June 30, 2024, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled approximately $31.3 million and $25.8 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during each of the three months ended September 30, 2024 and 2023.
Foreign Currency
The functional currency of the Company's foreign subsidiaries is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiaries are included in other income, net in the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the 2024 10-K.

New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements and disclosures not yet adopted as described in the 2024 10-K, except as noted below:
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as employee compensation, depreciation and amortization, and selling expenses. The updated standard will be effective for annual periods beginning in fiscal 2027 and interim periods beginning in the first quarter of fiscal 2028. Early adoption is permitted.This ASU will result in the required additional disclosures being included in the consolidated financial statements on a prospective basis, with the option for retrospective application, once adopted.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by solutions, and revenue from interest on funds held for customers (in thousands). For the purpose of disaggregating revenue by solutions, the Company defines BILL AP/AR as transaction and subscription revenue derived from businesses that use its core BILL accounts payable and receivable platform; BILL Spend and Expense as interchange revenue derived from BILL Divvy Corporate Card transactions; and Embedded and Other Solutions as transaction and subscription revenue from businesses that access the Company's solutions through its embedded partners' platforms and other indirect sales channels (including financial institution partners), and Invoice2go revenue.

	Three Months Ended September 30,
	2024	2023
BILL AP/AR	$162,256	$143,363
BILL Spend and Expense	132,604	106,053
Integrated platform	294,860	249,416
Embedded and Other Solutions	20,083	15,726
Total subscription and transaction fees	314,943	265,142
Interest on funds held for customers	43,507	39,843
Total revenue	$358,450	$304,985
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three months ended September 30, 2024, the Company recognized approximately $13.3 million of revenue that was included in the deferred revenue balance as of June 30, 2024.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $82.2 million. Of the total remaining performance obligations, the Company expects to recognize approximately 35% over the next year, 20% between one to two years and 44% over the next three to five years thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of September 30, 2024. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals, and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $17.0 million and $16.7 million as of September 30, 2024 and June 30, 2024, respectively.
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

The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	September 30, 2024	June 30, 2024
Assets
Cash equivalents:
Money market funds	Level 1	$225,696	$522,618
U.S. treasury securities	Level 2	11,919	—
Corporate bonds	Level 2	58,573	—

Short-term investments:
Corporate bonds	Level 2	388,476	298,202
U.S. treasury securities	Level 2	137,823	180,983
Asset-backed securities	Level 2	65,935	59,363
Certificates of deposit	Level 2	12,690	38,370
U.S. agency securities	Level 2	14,672	24,617

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,407,086	1,319,609
Corporate bonds	Level 2	12,705	89,082

Short-term investments:
Corporate bonds	Level 2	871,161	937,198
U.S. treasury securities	Level 2	422,958	342,041
Certificates of deposit	Level 2	116,838	119,616
Asset-backed securities	Level 2	184,833	116,475
Municipal Bonds	Level 2	2,035	—

Liabilities (1)
0% 2027 Notes	Level 2	508,904	489,112
0% 2025 Notes	Level 2	$157,192	$154,933
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The Company's financial instruments that are not measured and recorded at fair value, including cash, restricted cash, acquired cards receivables, loans held for investment, interest receivable, incentive receivables and borrowings from revolving credit facility, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from revolving credit facility would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.

NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	September 30, 2024	June 30, 2024
Short-term investments:
Available-for-sale debt securities	$619,596	$601,535
Total short-term investments	619,596	601,535
Funds held for customers:
Restricted cash	772,444	779,838
Restricted cash equivalents	1,419,791	1,408,691
Funds receivable	12,033	11,870
Available-for-sale debt securities	1,597,825	1,515,330
Total funds held for customers	3,802,093	3,715,729
Less - interest receivable included in other current assets(1)	(14,922)	(10,822)
Total funds held for customers, net of income earned by the Company	$3,787,171	$3,704,907
(1) Represents interest income, accretion of discount (offset by amortization of premium), and net unrealized gains on customer funds that were invested in money market funds and short-term marketable debt securities. The Company contractually earns interest income on these investments, which is expected to be transferred into the Company’s corporate deposit account upon sale or settlement of the associated investment, and is not considered funds held for customers.
The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments and funds held for customers as of the dates presented (in thousands):

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$387,792	$780	$(96)	$388,476
U.S. treasury securities	137,780	63	(20)	137,823
Asset-backed securities	65,757	181	(3)	65,935
Certificates of deposit	12,690	—	—	12,690
U.S. agency securities	14,651	21	—	14,672
Total short-term investments	618,670	1,045	(119)	619,596
Funds held for customers:
Corporate bonds	868,685	2,489	(13)	871,161
Certificates of deposit	116,837	1	—	116,838
Municipal Bonds	2,006	29	—	2,035
Asset-backed securities	183,223	1,610	—	184,833
U.S. treasury securities	418,703	4,297	(42)	422,958
Total funds held for customers	$1,589,454	$8,426	$(55)	$1,597,825

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$298,628	$140	$(566)	$298,202
U.S. treasury securities	181,225	—	(242)	180,983
Asset-backed securities	59,340	68	(45)	59,363
Certificates of deposit	38,370	—	—	38,370
U.S. agency securities	24,669	—	(52)	24,617
Total short-term investments	$602,232	$208	$(905)	$601,535
Funds held for customers:
Corporate bonds	$937,989	$23	$(814)	$937,198
Certificates of deposit	119,615	1	—	119,616
Asset-backed securities	116,542	11	(78)	116,475
U.S. treasury securities	342,202	1	(162)	342,041
Total funds held for customers	$1,516,348	$36	$(1,054)	$1,515,330
The amortized cost and fair value amounts for short-term investments include interest receivables of $4.0 million and $4.9 million as of September 30, 2024 and June 30, 2024, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivable of $10.7 million and $6.8 million as of September 30, 2024 and June 30, 2024, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	September 30, 2024	June 30, 2024
Due within 1 year	$1,398,152	$1,699,009
Due in 1 year through 5 years	811,548	409,309
Due in 5 years through 10 years	7,721	8,547
Total	$2,217,421	$2,116,865
As of September 30, 2024, approximately 100 out of approximately 640 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$88,005	$(76)	$28,024	$(19)	$116,029	$(95)
U.S. treasury securities	49,656	(14)	13,675	(6)	63,331	(20)
Asset-backed securities	5,298	(2)	305	(2)	5,603	(4)
Total short-term investments	142,959	(92)	42,004	(27)	184,963	(119)
Funds held for customers:
Corporate bonds	67,366	(13)	—	—	67,366	(13)
U.S. treasury securities	31,078	(42)	—	—	31,078	(42)
Total funds held for customers	$98,444	$(55)	$—	$—	$98,444	$(55)

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$130,469	$(333)	$60,576	$(232)	$191,045	$(565)
U.S. treasury securities	152,004	(156)	28,979	(86)	180,983	(242)
Asset-backed securities	24,149	(39)	2,155	(7)	26,304	(46)
U.S. agency securities	24,617	(52)	—	—	24,617	(52)
Total short-term investments	331,239	(580)	91,710	(325)	422,949	(905)
Funds held for customers:
Corporate bonds	506,540	(814)	—	—	506,540	(814)
Asset-backed securities	68,629	(76)	5,546	(2)	74,175	(78)
U.S. treasury securities	327,340	(162)	—	—	327,340	(162)
Total funds held for customers	$902,509	$(1,052)	$5,546	$(2)	$908,055	$(1,054)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three months ended September 30, 2024 and 2023.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of September 30, 2024, approximately $142.3 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three months ended September 30, 2024 and 2023.
The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of

September 30, 2024 totaled $76.3 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of September 30, 2024.
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

	September 30, 2024	June 30, 2024
Current and less than 30 days past due	$637,986	$706,026
30 ~ 59 days past due	5,918	4,277
60 ~ 89 days past due	4,118	3,393
90 ~ 119 days past due	4,868	4,093
Over 119 days past due	252	310
Total	$653,142	$718,099
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended September 30,
	2024	2023
Balance, beginning	$20,883	$15,498
Provision for expected credit losses	15,171	11,975
Charge-off amounts	(13,028)	(9,791)
Recoveries collected	1,842	831
Balance, ending	$24,868	$18,513
Purchases of acquired card receivables from the Issuing Banks during the three months ended September 30, 2024 and 2023 were $5.2 billion and $4.1 billion, respectively. The provision for expected credit losses related to acquired card receivables and charge-off amounts increased during the three months ended September 30, 2024 compared to the same prior year period due to portfolio growth.The increase in the allowance for expected credit losses as of September 30, 2024 compared to June 30, 2024 was due to an increase in delinquencies.
NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment represent funds advanced under either a term loan or line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner). Loans held for investment are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	September 30, 2024	June 30, 2024
Unpaid principal balance (1)	$56,377	$44,491
Less: Discount at loan purchase, net of amortization	(1,408)	(1,120)
Less: Allowance for expected credit losses	(6,230)	(4,700)
Loans held for investment, net	$48,739	$38,671
(1) The outstanding balance of term loans, originated during fiscal 2024, was $11.2 million and $24.2 million as of September 30, 2024 and June 30, 2024, respectively. There were no term loans originated during the three months ended September 30, 2024.
Credit Quality Information
The Company conducts an eligibility assessment prior to loan origination by the Originating Bank Partner. This process is performed at the invoice level and involves evaluating the invoice repayment likelihood by the respective network members associated with each invoice. Subsequently, the credit quality of these loans is monitored based on the delinquency trends or past due status of the loans held for investment, which are considered the credit quality indicators. Loans held for investment are considered past due if payment is not received within the terms set by the term loan or line of credit agreement. The outstanding balance of loans held for investment considered past due was not material as of September 30, 2024 and June 30, 2024.
NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	September 30, 2024	June 30, 2024
Non-current liabilities:
Convertible senior notes:
2025 Notes, principal	1.2	0.36%	$167,314	$167,314
2027 Notes, principal	2.5	0.48%	575,000	575,000
Less: unamortized debt issuance costs			(7,500)	(8,323)
Convertible senior notes, net			734,814	733,991
Borrowings from revolving credit facility (including unamortized debt premium)(1)	1.7	8.81%	180,008	180,009
Total			$914,822	$914,000
(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.5 million and $0.6 million as of September 30, 2024 and June 30, 2024, respectively, and is included in other assets on the condensed consolidated balance sheets.
Convertible senior notes
On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2025 Notes). The 2025 Notes are subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and Wells Fargo Bank, N.A., as trustee (in its respective capacity as the trustee for each of the 2025 Notes and the 2027 Notes (as defined below), as applicable, the Notes Trustee). The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million. In fiscal 2024, the Company repurchased $982.7 million aggregate principal amount of the 2025 Notes in privately-

negotiated transactions. As of September 30, 2024, $167.3 million aggregate principal amount of the 2025 Notes remained outstanding.
On September 24, 2021, the Company issued $575.0 million in aggregate principal amount of its 0% convertible senior notes due on April 1, 2027, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2027 Notes, and together with the 2025 Notes, the Notes). The 2027 Notes are subject to the terms and conditions of the indenture governing the 2027 Notes between the Company and the Notes Trustee. The net proceeds from the issuance of the 2027 Notes were $560.1 million, after deducting debt discount and debt issuance costs totaling $14.9 million.
The "if-converted" value of the Notes did not exceed the principal amount of $0.7 billion as of each of September 30, 2024 and June 30, 2024.
Capped Call Transactions
In conjunction with the issuance of each of the 2025 Notes and the 2027 Notes, the Company entered into capped call transactions (collectively, the Capped Calls). In fiscal 2024, the Company terminated the Capped Calls previously entered into in connection with the issuance of the 2025 Notes.
Revolving Credit Facility
The Company's Revolving Credit and Security Agreement (as amended from time to time, the Revolving Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The Revolving Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $180.0 million as of September 30, 2024. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of September 30, 2024, the Company was in compliance with those covenants.
The amortization of the debt issuance costs and debt premium is recorded in other income, net in the accompanying condensed consolidated statement of operations and during each of the three months ended September 30, 2024 and 2023 was not material.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended September 30,		Unrecognized compensation	Weighted-average recognition period (in years)
	2024	2023
Restricted stock units (RSUs)	$50,895	$54,864	$587,367	3.1
Stock options	1,238	3,707	2,143	0.8
Performance-based awards	2,795	5,063	24,005	2.5
Employee stock purchase plan	1,407	2,766	2,096	0.4
Market-based RSUs	1,005	1,070	18,530	2.2
Total stock-based compensation	$57,340	$67,470	$634,141

Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,
	2024	2023
Revenue - subscription and transaction fees	$527	$370
Cost of revenue - service costs	2,145	2,547
Research and development	23,635	27,365
Sales and marketing	10,795	13,885
General and administrative	17,555	20,980
Total amount charged to operating loss	54,657	65,147
Property and equipment (capitalized internal-use software)	2,683	2,323
Total stock-based compensation	$57,340	$67,470
Share Repurchase Program
In August 2024, the Company's Board of Directors approved a new share repurchase program, pursuant to which the Company announced its intention to purchase up to $300 million of its outstanding shares of common stock (the August 2024 Share Repurchase Program). Under the August 2024 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate the Company to acquire any amount of common stock.
During the three months ended September 30, 2024, the Company repurchased and subsequently retired 3,711,246 shares for $201.7 million under the August 2024 Share Repurchase Program, including the immaterial amount of accrued excise tax. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets. As of September 30, 2024, approximately $100.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program.
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
Interest income	$22,824	$34,353
Interest expense	(4,788)	(4,738)
Other	(158)	(307)
Total other income, net	$17,878	$29,308
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. For the three months ended September 30, 2024 and 2023, the Company's income tax provision was approximately $1.3 million and $0.5 million, respectively.

The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three months ended September 30, 2024 pertained mainly to an estimated cash tax liability resulting primarily from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2025.
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
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of September 30, 2024, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.1 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using the invoice financing product at any one time.

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
Commitments
During the three months ended September 30, 2024 there have been no material changes to the Company's contractual obligations or commitments from those disclosed in Note 15 to the financial statements in the 2024 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of September 30, 2024 and June 30, 2024, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 12 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,
	2024 (1)	2023
Numerator:
Net income (loss) attributable to common stockholders
Basic	$8,912	$(27,861)
Diluted	$8,912	$(27,861)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	105,672	106,817
Effect of dilutive securities:
Equity awards	1,650	—
Diluted	107,322	106,817
Net income (loss) per share attributable to common stockholders
Basic	$0.08	$(0.26)
Diluted	$0.08	$(0.26)
(1) For the three months ended September 30, 2024, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method, respectively.
Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented (in thousands):

	September 30,
	2024	2023
Equity awards	—	8,507
Convertible senior notes	2,426	8,500
Total	2,426	17,007
Shares issuable under the Notes is subject to adjustment up to approximately 3.6 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of September 30, 2024, no conversion was triggered for either the 2025 Notes or the 2027 Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of September 30, 2024, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the U.S., including Bank of America, JPMorgan Chase, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $358.5 million and $305.0 million during the three months ended September 30, 2024 and 2023, respectively, an increase of $53.5 million. We generated net income of $8.9 million and a net loss of $27.9 million during the three months ended September 30, 2024 and 2023, respectively.
Macroeconomic and Other Factors
Elevated interest rates and inflation in the U.S. and other markets globally increased economic volatility and led to tightening in credit markets in the U.S. and globally in recent periods. The SMBs we serve are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may cease operations in the event of a recession or inability to access financing. The macroeconomic environment has caused our BILL standalone customers and spending businesses using BILL Spend and Expense to moderate their expenditures and, in certain cases, shift to lower-cost methods of payment, resulting in lower payment volume growth and lower transaction fee growth than historical trends. Although the U.S. Federal Reserve Bank's recent action to reduce interest rates, and expectations regarding future reductions, may mitigate these conditions, there can be no assurance of future rate cuts or any corresponding increase in economic activity. Moreover, there can be no assurance that, in the event of a recession, demand for our products would not be adversely affected. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.

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
Our Receivables Purchases and Servicing Model
We market our BILL Spend and Expense software and BILL Divvy Corporate Card, a charge card for business expenses, to potential spending businesses and issue business-purpose charge cards through our card issuing partner banks (Issuing Banks). When a business applies for a BILL Divvy Corporate Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Corporate Card pursuant to our credit policies. Once approved for a BILL Divvy Corporate Card the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards, establish budgets, and manage spend.
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
When a spending business completes a purchase transaction, the payment to the supplier is made by the cards' Issuing Bank. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the Issuing Bank's balance sheets from the BILL Divvy Corporate Card account for the spending business. The Issuing Bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the Issuing Banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation interests, the purchase price is equal to the outstanding principal balance of the receivable.

In order to purchase the participation rights in the receivables, we maintain certain funding arrangements, including warehouse facilities. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash.
Key Business Metrics
We regularly review several metrics, including the key business metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business.
We present our key business metrics on a consolidated basis, which we believe better reflects the performance of our consolidated business overall. Our key business metrics are defined following the table below and track our BILL AP/AR, BILL Spend and Expense, and Embedded Solutions and Other combined (as further defined below). The relevant metrics for each of BILL AP/AR, BILL Spend and Expense, and Embedded Solution and Other are set forth in the footnotes to the table. The calculation of the key business metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts, or investors.

	As of September 30,
	2024	2023	% Growth
Businesses using our solutions (1)	476,200	471,200	1%

	Three Months Ended September 30,
	2024	2023	% Growth
Total Payment Volume (billions) (2)	$79.8	$70.2	14%

	Three Months Ended September 30,
	2024	2023	% Growth
Transactions processed (millions) (3)	28.6	24.8	16%
(1)As of September 30, 2024, the total number of BILL AP/AR customers was approximately 156,100; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 36,400; and the total number of Embedded Solutions and Other customers was approximately 283,700.
(2)During the three months ended September 30, 2024, the total payment volume (TPV) transacted by BILL AP/AR customers was approximately $67.7 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $5.1 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $7.1 billion.
(3)During the three months ended September 30, 2024, the total number of transactions executed by BILL AP/AR customers was approximately 11.7 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 15.3 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 1.6 million.
Businesses Using Our Solutions
We define businesses using our solutions as the summation of: (A) businesses that use our core BILL accounts payable and receivable platform (BILL AP/AR), (B) spending businesses that use our BILL Spend and Expense product, and (C) businesses that access our solutions through our embedded partners' platforms and other indirect sales channels (including our financial institution partners), and Invoice2go subscribers (Embedded Solutions and Other). Businesses using more than one of our solutions are included separately in the total for each solution utilized; as of June 30, 2024, this included approximately 11,500 businesses. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. Businesses using our solutions exclude certain network members utilizing limited features of our platform, such as those that only receive payments. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal quarter.
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Corporate Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three months ended September 30, 2024 and 2023.
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
Subscription fees are fixed monthly or annually and charged to customers for the use of our platform to process transactions. Subscription fees are generally charged either on a per user or per customer account per period basis, normally monthly or annually. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, pay by card, invoice financing, cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments. Fixed transaction fees are set at a fixed charge per payment transaction, while variable transaction fees are generally calculated based on a percentage of the dollar amount of the payment transaction.
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
Service Costs and Expenses
Service costs – Service costs consist primarily of personnel-related costs, including stock-based compensation, for our customer success and payment operations teams, costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, net of card network incentives, fees for processing payments), outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business.
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
Provision for expected credit losses – Provision for expected credit losses represents the amount of expense required to maintain the allowance for expected credit losses on our consolidated balance sheets, which represents management’s estimate of expected credit losses. In the event that our receivables outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the provision for expected credit losses. The provision is determined based on our estimate of expected credit losses on acquired cards receivables, loans held for investment and accounts receivable on our balance sheets, changes in our estimate of expected credit losses on these receivables outstanding as of the end of the period and the net charge-offs incurred in the period.
Depreciation and amortization – Depreciation and amortization consist of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs paid in cash are excluded.
Other income, net – Other income, net consist primarily of interest income on our corporate funds, gain on debt extinguishment and interest expense on our borrowings (including amortization of issuance costs).
Provision for income taxes – Income tax expense consist of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance against our U.S. federal, state and Australian net deferred tax assets, as we have concluded that it is more likely than not that we will not realize our net deferred tax assets.

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue
Subscription and transaction fees (1)	$314,943	$265,142	$49,801	19%
Interest on funds held for customers	43,507	39,843	3,664	9%
Total revenue	358,450	304,985	53,465	18%
Cost of revenue
Service costs (1)	53,602	44,904	8,698	19%
Depreciation and amortization (2)	11,094	11,122	(28)	0%
Total cost of revenue	64,696	56,026	8,670	15%
Gross profit	293,754	248,959	44,795	18%
Operating expenses
Research and development (1)	78,685	89,065	(10,380)	(12)%
Sales and marketing (1)	126,322	118,398	7,924	7%
General and administrative (1) (3)	66,771	73,251	(6,480)	(9)%
Provision for expected credit losses	20,661	12,075	8,586	71%
Depreciation and amortization (2)	9,013	12,817	(3,804)	(30)%
Total operating expenses	301,452	305,606	(4,154)	(1)%
Operating loss	(7,698)	(56,647)	48,949	(86)%
Other income, net	17,878	29,308	(11,430)	(39)%
Income (loss) before provision for income taxes	10,180	(27,339)	37,519	(137)%
Provision for income taxes	1,268	522	746	143%
Net income (loss)	$8,912	$(27,861)	$36,773	(132)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue - subscription and transaction fees	$527	$370	$157	42%
Cost of revenue - service costs	2,145	2,547	(402)	(16)%
Research and development	23,635	27,365	(3,730)	(14)%
Sales and marketing	10,795	13,885	(3,090)	(22)%
General and administrative	17,555	20,980	(3,425)	(16)%
Total stock based compensation *	$54,657	$65,147	$(10,490)	(16)%
* Consists of acquisition related equity awards (Acquisition Related Awards), which include equity awards assumed and retention equity awards granted to certain employees of acquired companies in connection with acquisitions, and non-acquisition related equity awards (Non-Acquisition Related Awards), which include all other equity awards granted to existing employees and non-employees in the ordinary course of business. The following table summarizes stock-based compensation recorded for the periods presented and as a percentage of total revenue (amounts in thousands):

	Three Months Ended September 30,		As a % of total revenue
			Three Months Ended September 30,
	2024	2023	2024	2023
Acquisition Related Awards	$1,398	$5,066	0%	2%
Non-Acquisition Related Awards	53,259	60,081	15%	20%
Total stock-based compensation	$54,657	$65,147	15%	22%
(2) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.
(3) Provision for expected credit losses was included in general and administrative expenses during the three months ended September 30, 2023.
The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2024	2023
Revenue
Subscription and transaction fees	88%	87%
Interest on funds held for customers	12%	13%
Total revenue	100%	100%
Cost of revenue
Service costs	15%	15%
Depreciation and amortization	3%	3%
Total cost of revenue	18%	18%
Gross profit	82%	82%
Operating expenses
Research and development	21%	29%
Sales and marketing	35%	39%
General and administrative	19%	24%
Provision for expected credit losses	6%	4%
Depreciation and amortization	3%	4%
Total operating expenses	84%	100%
Operating loss	(2)%	(18)%
Other income, net	5%	9%
Income (loss) before provision for income taxes	3%	(9)%
Provision for income taxes	0%	0%
Net income (loss)	2%	(9)%
Comparison of the three months ended September 30, 2024 and 2023
Revenue
The following table sets forth our revenue during the three months ended September 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Subscription fees	$67,423	$62,418	$5,005	8%
Transaction fees	247,520	202,724	44,796	22%
Total subscription and transaction fees	314,943	265,142	49,801	19%
Interest on funds held for customers	43,507	39,843	3,664	9%
Total revenue	$358,450	$304,985	$53,465	18%
Total revenue increased by $53.5 million during the three months ended September 30, 2024, as compared to the prior year period, primarily due to:
•a $44.8 million increase in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products;
•a $5.0 million increase during the three months ended September 30, 2024 in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period; and
•a $3.7 million increase in interest on funds held for customers primarily due to higher average balance of funds held for customers resulting from higher TPV and an increase in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Cost of revenue:
Service costs	$53,602	$44,904	$8,698	19%
Depreciation and amortization (1)	11,094	11,122	(28)	—%
Total cost of revenue	64,696	56,026	8,670	15%
Gross profit	$293,754	$248,959	$44,795	18%
Gross margin	82.0%	81.6%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $8.7 million during the three months ended September 30, 2024, respectively, as compared to the prior year period, primarily due to:
•a $9.4 million increase in direct costs associated with the processing of payments made by businesses using our solutions, which were driven by the increase in the number of customers, and an increase in the volume of transactions;
•a $2.7 million increase in costs for consultants and temporary contractors, shared overhead, and other costs; offset by
•a $3.4 million decrease in personnel-related costs due to the decrease in service cost personnel resulting from our reduction-in-force announced in December 2023.
Gross margin increased to 82.0% during the three months ended September 30, 2024, from 81.6% during the prior year period, primarily due to an increase in total revenue, while the cost of service has not increased proportionately, due to lower personnel-related costs and flat depreciation and amortization expenses.

Research and Development Expenses
Research and development expenses decreased by $10.4 million during the three months ended September 30, 2024, as compared to the prior year period, primarily due to a $9.3 million decrease in personnel-related costs, including stock-based compensation expense, resulting from our reduction-in-force announced in December 2023.
Our research and development expenses decreased to 21% as a percentage of revenue during the three months ended September 30, 2024 from 29% during the prior year period primarily due to revenue growth and a decrease in personnel-related expenses, including stock-based compensation, as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $7.9 million during the three months ended September 30, 2024, as compared to the prior year period, primarily due to the following:
•a $10.3 million increase in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume. Rewards expense decreased from 49% to 47% as a percentage of revenue from spend and expense interchange fees primarily due to lower rewards redemption rate; offset by
•a $1.8 million decrease in personnel-related costs due to a lower stock-based compensation expense resulting from our reduction-in-force announced in December 2023.
Our sales and marketing expenses decreased to 35% as a percentage of revenue during the three months ended September 30, 2024 from 39% during the prior year period primarily due to a revenue growth and decrease in stock-based compensation.
General and Administrative Expenses
General and administrative expenses decreased by $6.5 million during the three months ended September 30, 2024 as compared to the prior year period, primarily due to the following:
•a $3.9 million decrease in personnel-related expenses resulting from our reduction-in-force announced in December 2023; and
•a $3.6 million decrease in consulting fees for outside general and administrative services.
Our general and administrative expenses decreased to 19% as a percentage of our total revenue during the three months ended September 30, 2024 from 24% during the prior year period, primarily due to the revenue growth rate and a decrease in personnel-related costs as a percentage of revenue.
Provision for Expected Credit Losses
Provision for expected credit losses increased by $8.6 million during the three months ended September 30, 2024, as compared to the prior year period, primarily due to portfolio growth in acquired card receivables and loans held for investment.
Depreciation and Amortization
Depreciation and amortization decreased by $3.8 million during the three months ended September 30, 2024, as compared to the prior year period, primarily due to certain fully amortized intangible assets as of the beginning of the current period.
Other Income, Net
Other income, net decreased $11.4 million during the three months ended September 30, 2024, as compared to the prior year period, primarily due to an $11.5 million decrease in interest income due to a reduction in the balance of corporate funds driven by the partial repurchase of our 2025 Notes during fiscal 2024.
Provision for Income Taxes
Provision for income taxes during the three months ended September 30, 2024 pertained mainly to an estimated cash tax liability resulting primarily from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2025.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit, minus depreciation and amortization, and stock-based compensation and related payroll taxes recognized in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table shows a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three Months Ended September 30,
	2024	2023
Revenue	$358,450	$304,985
Gross profit	293,754	248,959
Add:
Depreciation and amortization(1)	11,094	11,122
Stock-based compensation and related payroll taxes charged to cost of revenue	2,183	2,628
Non-GAAP gross profit	$307,031	$262,709
Gross margin	82.0%	81.6%
Non-GAAP gross margin	85.7%	86.1%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Free Cash Flow
Free cash flow is a non-GAAP measure defined as net cash provided by operating activities, adjusted by purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash that is generated, after incurring operating expenses, purchases of property and equipment and capitalization of internal-use software costs, for future operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in the ordinary course of business. One limitation of free cash flow is that it does not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. Once our business needs and obligations are met, cash can be used to maintain strong balance sheets and invest in future growth. The following table provides a reconciliation of our free cash flow to net cash provided by operating activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$88,582	$53,661
Purchases of property and equipment	(17)	(403)
Capitalization of internal-use software costs	(7,039)	(5,645)
Free cash flow	$81,526	$47,613
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents of $853.5 million, our available-for-sale short-term investments of $619.6 million, and our available undrawn Revolving Credit Facility (as defined below) of $120.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $300.0 million from our Revolving Credit Facility and have drawn $180.0 million as of September 30, 2024. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
Our principal commitments to settle our contractual obligations consist of our 2025 Notes and 2027 Notes, outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors.

There have been no material changes to our contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in our 2024 10-K.
In August 2024, our Board of Directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). We may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. During the three months ended September 30, 2024, we repurchased and subsequently retired 3,711,246 shares for $201.7 million under the August 2024 Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on the our condensed consolidated balance sheets. As of September 30, 2024, approximately $100.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$88,582	$53,661
Investing activities	$(139,538)	$301,774
Financing activities	$(105,153)	$(111,909)
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
Net cash provided by operating activities increased to $88.6 million during the three months ended September 30, 2024, from $53.7 million during the prior year period. The net change was mainly due to the increase in our revenues.
Net Cash Used in Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available-for-sale investments, purchases of loans held for investment (loans held for investment represent funds advanced, through a partnership with a third party, in connection with our invoice financing product), and capitalization of internal-use software. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments and repayments of loans held for investment. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivables.
Our net cash used in investing activities was $139.5 million during the three months ended September 30, 2024, compared to net cash provided of $301.8 million during the prior year period. The net change was primarily due to the decrease in proceeds from maturities of corporate and customer short-term investments and increase in purchases of corporate and customer short-term investments.

Net Cash Used in Financing Activities
Our cash usage for our financing activities consists primarily of repurchases of shares. Our cash proceeds from our financing activities consist primarily of proceeds from exercises of stock options and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash used in financing activities decreased to $105.2 million during the three months ended September 30, 2024, from $111.9 million during the prior year period. The decrease was primarily due to higher customer fund and prepaid card deposits.
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
In fiscal 2024, we entered into privately-negotiated transactions with certain holders of our 2025 Notes to repurchase $982.7 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $932.6 million inclusive of transaction costs. Following the repurchases, we cancelled the repurchased 2025 Notes and, after such cancellation, $233.2 million aggregate principal amount of 2025 Notes remains outstanding. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We have a total borrowing commitment of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the Revolving Credit Facility), of which we borrowed $180.0 million as of September 30, 2024. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our

BILL Divvy Corporate Card and certain related collateral. Our Revolving Credit Facility matures in June 2026 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $76.3 million as of September 30, 2024 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of September 30, 2024.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of September 30, 2024.
As of September 30, 2024 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.1 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 10-K.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers increased to 5.08% during the three months ended September 30, 2024 compared to 4.99% during the same period in fiscal 2024.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of September 30, 2024, we borrowed $180.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1.0%-5.0% increase or decrease in interest rates would not have a material effect on our financial results.
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
We are also exposed to foreign currency exchange risk relating to the operations of our subsidiary in Canada. A change in foreign currency exchange rate can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of our Canadian subsidiary, which is in U.S. dollars.
If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-

Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses, or their counterparties, or other third parties which could expose us to material financial losses and liabilities and otherwise harm our business;
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net income of $8.9 million and a net loss of $27.9 million during the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.3 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in recent quarters, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $358.5 million and $305.0 million during the three months ended September 30, 2024 and 2023, respectively. Our TPV was $79.8 billion and $70.2 billion during the three months ended September 30, 2024 and 2023, respectively. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•our ability to retain and expand our relationships with our accounting firm partners, financial institution partners, and accounting software partners, or to identify and attract new partners;
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
Moreover, the funding model for our BILL Divvy Corporate Card product relies on a variety of funding arrangements, including warehouse facilities. Any significant underperformance of the participation interests we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would adversely affect our business, operating results, financial condition, and future prospects.
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
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses, or their counterparties, or other third parties which could expose us to material financial losses and liabilities and otherwise harm our business.
We offer software that digitizes and automates financial operations for a large number of customers and executes payments to their vendors or from their clients. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud, and stolen cards or card account numbers. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees, or third-parties. In addition, our customers or spending businesses may suffer losses from acts of financial fraud by third parties posing as our company through account takeover, credential harvesting, use of stolen identities, and various other techniques, which could harm our reputation or prompt us to reimburse our customers for such losses in order to maintain customer and spending business relationships. Finally, we are dependent to a certain degree upon the fraud controls implemented by our card-issuing bank and processing partners in connection with our BILL Spend and Expense products, but bear the risk of fraud losses under such partnerships. Accordingly, we may at times experience losses related to these products due to fraudulent activity with limited ability to directly strengthen relevant controls.
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
As of September 30, 2024, we had approximately 476,200 businesses using our solutions and TPV processed was approximately $79.8 billion and $70.2 billion during the three months ended September 30, 2024 and 2023, respectively, and $216.5 billion and $196.9 billion during the three months ended

September 30, 2024 and 2023, respectively. Accordingly, we have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is highly complex and always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
For the three months ended September 30, 2024 and 2023, we generated $43.5 million and $39.8 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 12% and 13% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates have risen in recent periods, the amount of revenue we have generated from such funds has increased; however, these interest rate increases have ceased and we anticipate that interest rates may decline in the future. If interest rates decline, the amount of revenue we generate from these investments will decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 8,000 accounting firm partners contribute a significant portion of our consolidated revenue. We market and sell our products and services through accounting firms including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
The extensions of credit facilitated through our BILL Spend and Expense offering and certain of our accounts payable offerings are originated through Cross River Bank and WEX Bank, and we rely on these entities to comply with various federal, state, and other laws. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank—non-bank partnership arrangements. If the legal structure underlying our relationship with the Issuing Banks were to be successfully challenged, our extension of credit offerings through these banks may be determined to be in violation of state licensing requirements and other state laws. In addition, Issuing Banks engaged in this activity have been subject to increased regulatory scrutiny recently. Adverse orders or regulatory enforcement actions against the Issuing Banks, even if unrelated to our business, could impose restrictions on the Issuing Banks’ ability to continue to extend credit through our platform or on current terms, or could result in the Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered through the Issuing Banks to more rigorous reviews.
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
To support the operations and growth of our spend and expense management business, we must maintain a variety of funding arrangements, including warehouse facilities. In particular, we have financing arrangements in place pursuant to which we purchase from the Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash. We may thereafter sell a portion of the participation interests we have purchased to a warehousing subsidiary which funds the purchases through loans provided by our financing partners.
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
We depend on banks, including JPMorgan Chase, to process ACH transactions and checks for our customers. We also rely on third-party providers to support other aspects of our business, including, for example, for card transaction processing, check printing, real-time payments, virtual and physical card issuance, sanctions screening, and our cross-border funds transfer capabilities. If we are unable to effectively manage our third-party relationships, we are unable to comply with security, compliance, or operational obligations to which we are subject under agreements with these providers, these providers are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, including as a result of the closure or insolvency of banks with which we do business, our business, operating results, and financial condition could be adversely impacted. In addition, in some cases a provider may be the sole source, or one of a limited number of sources, of the services they provide to us and we may experience increased costs and difficulties in replacing those providers and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.
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
Our customers rely on our customer support services to resolve issues and realize the full benefits provided by our platform, as well as to understand and fully utilize the growing suite of products we offer. A range of high-quality support options is critical for the renewal and expansion of our subscriptions and driving additional transaction volume with existing customers: we provide customer support via chat, email, and phone through a combination of AI-assisted interactions with the BILL Virtual Assistant as well as robust support from a highly trained staff of customer success personnel. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers during the hours that we currently provide support, we may need to increase our support coverage or provide additional support, which may reduce our profitability.
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
We generate revenue by charging customers a fixed monthly rate per user for subscriptions as well as transaction fees. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products we introduce and existing products we continue to offer may not be successful in attracting or retaining customers, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.
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
A component of our growth strategy involves our cross-border payments product and, ultimately, expanding our operations internationally. Although we do not currently offer our payments products to customers outside the U.S., starting in 2018, we introduced cross-border payments, and now, working with certain international payment services, we offer our U.S.-based customers the ability to disburse funds to over 130 countries. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired effect.
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
Certain of our products, including our BILL Divvy Corporate Card and our virtual card products, generate revenue primarily from interchange fees paid by the supplier accepting the cards for purchase transactions. Interchange fees comprise a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, in March 2024, Visa and Mastercard reached a proposed settlement to pending antitrust litigation, that would have provided savings to merchants by reducing interchange fees on card transactions by setting a five year cap on interchange fee rates and permitting merchants to pass along surcharges for credit card use to cardholders or reject cards altogether, among other changes. This proposed settlement was subsequently rejected by the court in June 2024 and the matter may proceed to trial. While the impact of this litigation on our business remains unclear, any restrictions imposed by a judgment of the court or one or more new settlements may reduce the amount of interchange fees we receive from transactions using our card products, which could negatively impact our revenues. In addition, if customers are deterred or prevented from using our card products as a result of merchant policies, new surcharges or reduced attractiveness of rewards programs, our business, financial condition, and operating results could be adversely impacted.

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
As of June 30, 2024, we had net operating loss (NOL) carryforwards of approximately $1.2 billion, $1.0 billion and $134.9 million for federal, state and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2024. As of June 30, 2024, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2024, we also had research and development tax credit carryforwards of approximately $76.5 million and$53.1 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits, to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

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
We currently leverage AI into certain aspects of our platform, such as prepopulating invoices based on the historical behavior of businesses using our solutions and aiding our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment. Moving forward, we anticipate that AI will become increasingly important to our platform. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analysis personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation that would govern the development or use of AI is under consideration in the U.S. at the state and local level, as well as internationally. For example, the EU Artificial Intelligence Act, which aims to introduce a common regulatory and legal framework for AI, was officially published on July 12, 2024 and came into effect on August 1, 2024. The EU Artificial Intelligence Act regulates

AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Our ability to use AI and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
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

We are exposed to foreign currency exchange risk relating to our Canadian operations.
We are exposed to foreign currency exchange risk relating to our Canadian operations and Canadian subsidiary. A change in foreign currency exchange rates, particularly in Canadian dollars to U.S. dollars, can affect our financial results due to transaction gains or losses related to the remeasurement of certain monetary asset and monetary liability balances that are denominated in currencies other than U.S. dollars, which is the functional currency of our Canadian subsidiary. In addition, we expect our exposure to foreign currency rate risks in the future to increase as our international operations increase.
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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (GLBA) and state laws relating to privacy and data security. GLBA requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, the California Consumer Privacy Act (CCPA), which broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising and provides for civil penalties for violations and a private right of action for data breaches. Many aspects of the CCPA, remain unclear, and its full impact on our business and operations remains uncertain. Following the lead of California, over a third of U.S. states, including Colorado, Virginia, and Texas have enacted laws similar to the CCPA and several other states are considering enacting similarly comprehensive consumer privacy laws as well. Accordingly, the laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
In addition, several foreign countries and governmental bodies, including the European Union (EU) and the United Kingdom (UK), have laws and regulations dealing with the handling and processing of personal information, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and , internet protocol addresses. Our current and prospective service offerings subject us to the GDPR, Australian and Canadian privacy laws, and the privacy laws of many other foreign jurisdictions. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
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
Although we currently only offer our payment and card products to customers in the U.S., UK, and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries, for which payment activity is conducted through third-party payment providers. As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act, the UK Office of Financial Sanctions Implementation and, to the extent we expand our offerings into the EU, EU money laundering directives. As part of our compliance efforts, we scan our customers against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. For example, we recently identified gaps in our IP address blocking controls and believe that certain U.S. domestic payments were made through our platform by U.S. customers while traveling in sanctioned countries. In addition, we identified that one of our acquired subsidiaries, Zipbooks, onboarded and received a limited amount of subscription payments from certain subscribers potentially located in sanctioned countries. In March 2024, we submitted a voluntary self-disclosure to OFAC related to these issues and, in November 2024, OFAC completed its review and issued us a cautionary letter. We have implemented additional controls and screening tools designed to prevent similar activity from occurring in the future, but there can be no assurance that we will not encounter similar issues with our sanctions compliance processes in the future. If we are found to have failed to comply with U.S. sanctions laws, we could be subject to certain penalties, including monetary fines, as well as reputational harm. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S., and Canada, and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.
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
As of September 30, 2024, we had outstanding $167.3 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $575.0 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes, and together with the 2025 Notes, the Notes) and had drawn $180.0 million under our Revolving Credit Facility, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, and January 1, 2027, in the case of the 2027 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes and 2027 Notes was not triggered as of September 30, 2024, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•the economy as a whole and market conditions in our industry, such as inflation and high interest rate and recessionary environments;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 103,488,794 shares of our common stock outstanding as of September 30, 2024. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although the excise tax applies to repurchases of our shares made during the three months ended September 30, 2024, we do not expect excise tax to be material, due to our planned issuance of stock during the fiscal year. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost of our repurchases and may cause us to reduce the number of shares repurchased pursuant to any future share repurchase program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchase of Equity Securities by the Issuer
In August 2024, our Board of Directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). Under the August 2024 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
The following table provides shares repurchase activity during the three months ended September 30, 2024:

Period	Total number of shares purchased (in thousands) (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	1,806	$53.15	1,806	$203,986
September 1, 2024 - September 31, 2024	1,905	$54.60	1,905	$99,985
Total	3,711		3,711	$99,985
(1) See Note 8, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
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

November 7, 2024	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ John Rettig
(Date)		John Rettig
President and Chief Financial Officer
(Principal Financial Officer)

