Form 10-Q
period 2024-12-31
BILL Holdings, Inc.
filed 2025-02-07
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2025, the registrant had 101,946,895 shares of common stock, $0.00001 par value per share, outstanding.

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
•our expectations regarding continued repurchases of shares of our common stock;
•our expectations regarding our outstanding convertible senior notes, including the related capped call transactions, and any potential repurchases of convertible senior notes; and
•the future market prices of our common stock.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,566,271	$985,941
Short-term investments	644,672	601,535
Accounts receivable, net	28,911	28,049
Acquired card receivables, net of allowances of $20,768 and $20,883 as of December 31, 2024 and June 30, 2024, respectively	581,661	697,216
Prepaid expenses and other current assets	251,877	297,169
Funds held for customers	3,766,541	3,704,907
Total current assets	6,839,933	6,314,817
Non-current assets:
Operating lease right-of-use assets, net	60,144	59,414
Property and equipment, net	94,467	88,034
Intangible assets, net	253,134	281,471
Goodwill	2,396,509	2,396,509
Other assets	30,019	38,568
Total assets	$9,674,206	$9,178,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,723	$7,447
Accrued compensation and benefits	29,249	34,158
Deferred revenue	21,775	17,006
Other accruals and current liabilities	265,548	299,506
Convertible senior notes, net	33,373	—
Customer fund deposits	3,766,541	3,704,907
Total current liabilities	4,122,209	4,063,024
Non-current liabilities:
Deferred revenue	202	4,167
Operating lease liabilities	63,400	62,847
Borrowings from credit facilities, net	180,007	180,009
Convertible senior notes, net	1,498,490	733,991
Other long-term liabilities	504	574
Total liabilities	5,864,812	5,044,612
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,267,182	5,233,037
Accumulated other comprehensive loss	(239)	(1,890)
Accumulated deficit	(1,457,551)	(1,096,948)
Total stockholders' equity	3,809,394	4,134,201
Total liabilities and stockholders' equity	$9,674,206	$9,178,813
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue
Subscription and transaction fees	$319,616	$274,992	$634,559	$540,134
Interest on funds held for customers	42,938	43,503	86,445	83,346
Total revenue	362,554	318,495	721,004	623,480
Cost of revenue
Service costs	56,298	47,239	109,900	92,143
Depreciation and amortization (1)	10,310	11,138	21,403	22,260
Total cost of revenue	66,608	58,377	131,303	114,403
Gross profit	295,946	260,118	589,701	509,077
Operating expenses
Research and development	84,784	86,489	163,469	175,552
Sales and marketing	132,534	118,305	258,856	236,704
General and administrative	71,122	70,053	137,893	143,304
Provision for expected credit losses	21,358	15,530	42,019	27,605
Depreciation and amortization (1)	7,858	12,324	16,871	25,141
Restructuring	—	25,091	—	25,091
Total operating expenses	317,656	327,792	619,108	633,397
Operating loss	(21,710)	(67,674)	(29,407)	(124,320)
Other income, net	55,303	28,919	73,181	58,227
Income (loss) before provision for income taxes	33,593	(38,755)	43,774	(66,093)
Provision for income taxes	45	1,666	1,314	2,189
Net income (loss)	$33,548	$(40,421)	$42,460	$(68,282)

Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.38)	$0.41	$(0.64)
Diluted	$(0.06)	$(0.38)	$0.02	$(0.64)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	103,102	105,914	104,394	106,350
Diluted	104,480	105,914	107,718	106,350
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$33,548	$(40,421)	$42,460	$(68,282)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	(9,358)	4,050	1,651	4,725
Comprehensive income (loss)	$24,190	$(36,371)	$44,111	$(63,557)

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
Issuance of common stock upon exercise of stock options and release of restricted stock units	634	—	2,946	—	—	2,946
Issuance of common stock under the employee stock purchase plan	91	—	7,846	—	—	7,846
Repurchase and retirement of common stock	(160)	—	—	—	(16,068)	(16,068)
Stock-based compensation	—	—	64,606	—	—	64,606
Other comprehensive income	—	—	—	675	—	675
Net loss	—	—	—	—	(27,861)	(27,861)
Balance at September 30, 2023	107,115	2	5,022,021	(3,813)	(900,097)	4,118,113
Issuance of common stock upon exercise of stock options and release of restricted stock units	689	—	2,106	—	—	2,106
Issuance of common stock as consideration for an acquisition	—	—	—	—	—	—
Repurchase and retirement of common stock, including excise tax	(2,723)		—	—	(196,675)	(196,675)
Stock-based compensation	—	—	64,672	—	—	64,672
Other comprehensive income	—	—	—	4,050	—	4,050
Net loss	—	—	—	—	(40,421)	(40,421)
Balance at December 31, 2023	105,081	$2	$5,088,799	$237	$(1,137,193)	$3,951,845

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	441	—	(287)	—	—	(287)
Issuance of common stock under the employee stock purchase plan	113	—	5,302	—	—	5,302
Repurchase and retirement of common stock, including excise tax	(3,711)	—	—	—	(201,709)	(201,709)
Stock-based compensation	—	—	55,817	—	—	55,817
Other comprehensive income	—	—	—	11,009	—	11,009
Net income	—	—	—	—	8,912	8,912
Balance at September 30, 2024	103,489	2	5,293,869	9,119	(1,289,745)	4,013,245
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	716	—	(2,175)	—	—	(2,175)
Repurchase and retirement of common stock, including excise tax	(2,260)	—	—	—	(201,354)	(201,354)
Purchases of capped calls	—	—	(92,960)	—	—	(92,960)
Stock-based compensation	—	—	68,448	—	—	68,448
Other comprehensive loss	—	—	—	(9,358)	—	(9,358)
Net income	—	—	—	—	33,548	33,548
Balance at December 31, 2024	101,945	$2	$5,267,182	$(239)	$(1,457,551)	$3,809,394

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$42,460	$(68,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	120,541	130,647
Amortization of intangible assets	31,595	40,443
Depreciation of property and equipment	6,679	6,958
Amortization of capitalized internal-use software costs paid in cash	7,833	3,739
Amortization of debt issuance costs	1,896	3,523
Accretion of discount on investments in marketable debt securities	(21,672)	(24,171)
Accretion of discount on loans held for investment	(9,960)	(2,631)
Gain on debt extinguishment	(40,550)	—
Provision for expected credit losses on acquired card receivables and other financial assets	42,019	28,689
Non-cash operating lease expense	4,107	4,552
Other	590	(100)
Changes in assets and liabilities:
Accounts receivable	(1,160)	390
Prepaid expenses and other current assets	(27,307)	(151)
Other assets	8,914	(1,240)
Accounts payable	(2,074)	233
Other accruals and current liabilities	7,135	20,944
Operating lease liabilities	(4,428)	(4,917)
Other long-term liabilities	(124)	(47)
Deferred revenue	804	(5,237)
Net cash provided by operating activities	167,298	133,342
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(1,210,567)	(990,240)
Proceeds from maturities and sales of corporate and customer fund short-term investments	1,102,750	1,281,505
Purchase of intangible assets	(2,868)	—
Purchases of loans held for investment	(380,673)	(110,113)
Principal repayments of loans held for investment	369,449	94,300
Acquired card receivables, net	6,950	(12,342)
Capitalization of internal-use software costs	(13,759)	(10,762)
Other	(978)	(755)
Net cash provided by (used in) investing activities	(129,696)	251,593

	Six Months Ended December 31,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,400,000	—
Cash paid for convertible senior notes issuance costs	(23,100)	—
Payments for repurchase of convertible senior notes	(539,403)	—
Purchase of capped calls	(92,960)	—
Customer fund deposits liability and other	52,731	299,770
Prepaid card deposits	32,371	(16,484)
Repurchase of common stock	(400,001)	(211,902)
Proceeds from exercise of stock options	2,252	5,052
Tax withholdings related to net share settlements of equity awards	(4,714)	—
Proceeds from issuance of common stock under the employee stock purchase plan	5,302	7,846
Contingent consideration payout	—	(5,471)
Net cash provided by financing activities	432,478	78,811
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(772)	(7)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	469,308	463,739
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,351,399	4,224,841
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,820,707	$4,688,580
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,566,271	$1,579,633
Restricted cash included in other current assets	92,613	103,462
Restricted cash included in other assets	5,297	7,116
Restricted cash and restricted cash equivalents included in funds held for customers	2,156,526	2,998,369
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,820,707	$4,688,580
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
Offering of Convertible Notes
On December 6, 2024, the Company issued $1.4 billion in aggregate principal amount of 0% convertible senior notes due 2030 (the 2030 Notes). The Company received $1.38 billion in net proceeds from the sale of the 2030 Notes, after deducting initial purchaser discounts and other offering costs. The Company used a portion of the net proceeds to pay the cost of capped call transactions in the amount of $93.0 million, to repurchase portions of its outstanding 2025 and 2027 convertible senior notes for $130.8 million and $408.6 million, respectively, and to repurchase $200.0 million of shares of its common stock.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025 or for any other future annual or interim period. The unaudited condensed consolidated balance sheets as of June 30, 2024 included herein was derived from the audited financial statements for the year ended June 30, 2024, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (2024 10-K).
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Total revenue from external customers outside of the U.S. was approximately 2% and 3% of consolidated total revenue during the three months ended December 31, 2024 and 2023, respectively, and approximately 2% and 3% of consolidated total revenue during the six months ended December 31, 2024 and 2023, respectively.

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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash and cash equivalents consist of cash in banks, and highly liquid investments with maturities of three months or less at the time of purchase.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk receivables. As of December 31, 2024 and June 30, 2024, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled approximately $34.4 million and $25.8 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2024 and 2023.

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
In November 2024, the Financial Accounting Standards Board issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Topic 470), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
BILL AP/AR	$166,842	$148,080	$329,098	$291,443
BILL Spend and Expense	133,853	110,577	266,458	216,630
Integrated platform	300,695	258,657	595,556	508,073
Embedded and Other Solutions	18,921	16,335	39,003	32,061
Total subscription and transaction fees	319,616	274,992	634,559	540,134
Interest on funds held for customers	42,938	43,503	86,445	83,346
Total revenue	$362,554	$318,495	$721,004	$623,480
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three and six months ended December 31, 2024, the Company recognized $5.9 million and $16.0 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2024.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $78.0 million. Of the total remaining performance obligations, the Company expects to recognize approximately 39% over the next year, 21% between one to two years and 40% over the next three to five years thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of December 31, 2024. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals, and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $18.1 million and $16.7 million as of December 31, 2024 and June 30, 2024, respectively.
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
The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	December 31, 2024	June 30, 2024
Assets
Cash equivalents:
Money market funds	Level 1	$758,332	$522,618
Corporate bonds	Level 2	44,820	—

Short-term investments:
Corporate bonds	Level 2	429,058	298,202
U.S. treasury securities	Level 2	124,921	180,983
Asset-backed securities	Level 2	66,199	59,363
Certificates of deposit	Level 2	14,535	38,370
U.S. agency securities	Level 2	9,959	24,617

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,545,501	1,319,609
Corporate bonds	Level 2	7,745	89,082

Short-term investments:
Corporate bonds	Level 2	588,244	937,198
U.S. treasury securities	Level 2	719,162	342,041
Certificates of deposit	Level 2	129,321	119,616
Asset-backed securities	Level 2	171,239	116,475
Municipal bonds	Level 2	2,013	—

Liabilities (1)
0% 2025 Notes	Level 2	32,211	154,933
0% 2027 Notes	Level 2	109,494	489,112
0% 2030 Notes	Level 2	$1,390,004	$—
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
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	December 31, 2024	June 30, 2024
Short-term investments:
Available-for-sale debt securities	$644,672	$601,535
Total short-term investments	644,672	601,535
Funds held for customers:
Restricted cash	608,959	779,838
Restricted cash equivalents	1,553,246	1,408,691
Funds receivable	16,064	11,870
Available-for-sale debt securities	1,609,979	1,515,330
Total funds held for customers	3,788,248	3,715,729
Less - interest income included in other current assets (1)	(21,707)	(10,822)
Total funds held for customers, net of income earned by the Company	$3,766,541	$3,704,907
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

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments and funds held for customers as of the dates presented (in thousands):

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$429,622	$337	$(901)	$429,058
U.S. treasury securities	124,934	41	(54)	124,921
Asset-backed securities	66,065	137	(3)	66,199
Certificates of deposit	14,535	—	—	14,535
U.S. agency securities	9,952	7	—	9,959
Total short-term investments	645,108	522	(958)	644,672
Funds held for customers:
Corporate bonds	587,458	863	(77)	588,244
Certificates of deposit	129,321	—	—	129,321
Municipal bonds	2,006	7	—	2,013
Asset-backed securities	170,336	903	—	171,239
U.S. treasury securities	720,485	1,097	(2,420)	719,162
Total funds held for customers	$1,609,606	$2,870	$(2,497)	$1,609,979

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$298,628	$140	$(566)	$298,202
U.S. treasury securities	181,225	—	(242)	180,983
Asset-backed securities	59,340	68	(45)	59,363
Certificates of deposit	38,370	—	—	38,370
U.S. agency securities	24,669	—	(52)	24,617
Total short-term investments	$602,232	$208	$(905)	$601,535
Funds held for customers:
Corporate bonds	$937,989	$23	$(814)	$937,198
Certificates of deposit	119,615	1	—	119,616
Asset-backed securities	116,542	11	(78)	116,475
U.S. treasury securities	342,202	1	(162)	342,041
Total funds held for customers	$1,516,348	$36	$(1,054)	$1,515,330
The amortized cost and fair value amounts for short-term investments include interest receivables of $5.2 million and $4.9 million as of December 31, 2024 and June 30, 2024, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivable of $13.2 million and $6.8 million as of December 31, 2024 and June 30, 2024, respectively.

The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	December 31, 2024	June 30, 2024
Due within 1 year	$1,108,161	$1,699,009
Due in 1 year through 5 years	1,140,082	409,309
Due in 5 years through 10 years	6,408	8,547
Total	$2,254,651	$2,116,865
As of December 31, 2024, approximately 170 out of approximately 630 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$192,116	$(900)	$8,862	$(1)	$200,978	$(901)
U.S. treasury securities	44,421	(52)	10,780	(2)	55,201	(54)
Asset-backed securities	8,778	(3)	172	—	8,950	(3)
Total short-term investments	245,315	(955)	19,814	(3)	265,129	(958)
Funds held for customers:
Corporate bonds	57,945	(77)	—	—	57,945	(77)
U.S. treasury securities	401,824	(2,420)	—	—	401,824	(2,420)
Total funds held for customers	$459,769	$(2,497)	$—	$—	$459,769	$(2,497)

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$130,469	$(333)	$60,576	$(232)	$191,045	$(565)
U.S. treasury securities	152,004	(156)	28,979	(86)	180,983	(242)
Asset-backed securities	24,149	(39)	2,155	(7)	26,304	(46)
U.S. agency securities	24,617	(52)	—	—	24,617	(52)
Total short-term investments	331,239	(580)	91,710	(325)	422,949	(905)
Funds held for customers:
Corporate bonds	506,540	(814)	—	—	506,540	(814)
Asset-backed securities	68,629	(76)	5,546	(2)	74,175	(78)
U.S. treasury securities	327,340	(162)	—	—	327,340	(162)
Total funds held for customers	$902,509	$(1,052)	$5,546	$(2)	$908,055	$(1,054)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.

There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three and six months ended December 31, 2024 and 2023.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of December 31, 2024, approximately $236.3 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and six months ended December 31, 2024 and 2023.
The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of December 31, 2024 totaled $43.0 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of December 31, 2024.
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

	December 31, 2024	June 30, 2024
Current and less than 30 days past due	$590,403	$706,026
30 ~ 59 days past due	4,822	4,277
60 ~ 89 days past due	3,862	3,393
90 ~ 119 days past due	3,326	4,093
Over 119 days past due	16	310
Total	$602,429	$718,099
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance, beginning	$24,868	$18,513	$20,883	$15,498
Provision for expected credit losses	10,060	14,354	25,231	26,329
Charge-off amounts	(15,985)	(12,118)	(29,013)	(21,908)
Recoveries collected	1,825	760	3,667	1,590
Balance, ending	$20,768	$21,509	$20,768	$21,509
Card receivables acquired from the Issuing Banks were $5.3 billion and $10.5 billion during the three and six months ended December 31, 2024, respectively, and $4.3 billion and $8.3 billion during the three and six months ended December 31, 2023, respectively. The provision for expected credit losses related to acquired card receivables decreased during the three and six months ended December 31, 2024 compared to the same prior year periods due to a decrease in delinquencies. The charge-off amounts related to acquired card receivables increased during the three and six months ended December 31, 2024 compared to the same prior year periods due to portfolio growth. The allowance for expected credit losses as of December 31, 2024 compared to June 30, 2024, and the aging of past due amounts, remained consistent.
NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment represent funds advanced under either a term loan or line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner). Loans held for investment are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	December 31, 2024	June 30, 2024
Unpaid principal balance (1)	$59,772	$44,491
Less: Discount at loan purchase, net of amortization	(1,454)	(1,120)
Less: Allowance for expected credit losses	(13,340)	(4,700)
Loans held for investment, net	$44,978	$38,671
(1) The outstanding balance of term loans, originated during fiscal 2024, was $3.7 million and $24.2 million as of December 31, 2024 and June 30, 2024, respectively. There were no term loans originated during the three and six months ended December 31, 2024.
Credit Quality Information
The Company conducts an eligibility assessment prior to loan origination by the Originating Bank Partner. This process is performed at the invoice level and involves evaluating the invoice repayment likelihood by the respective network members associated with each invoice. Subsequently, the credit quality of these loans is monitored based on the delinquency trends or past due status of the loans held for investment, which are considered the credit quality indicators. Loans held for investment are considered past due if payment is not received within the terms set by the term loan or line of credit agreement. The outstanding balance of loans held for investment considered past due was not material as of December 31, 2024 and June 30, 2024.

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	December 31, 2024	June 30, 2024	Expected Remaining Term (years)	Effective Interest Rate
Current liabilities:
2025 Notes, principal	$33,463	$—	0.9	0.36%
Less: unamortized debt discount and issuance costs	(90)	—
Convertible senior notes, net	33,373	—
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	—	5.3	0.32%
2027 Notes, principal	123,548	575,000	2.2	0.48%
2025 Notes, principal	—	167,314
Less: unamortized debt discount and issuance costs	(25,058)	(8,323)
Convertible senior notes, net	1,498,490	733,991
Borrowings from revolving credit facility (including unamortized debt premium) (1)	180,007	180,009	1.4	8.18%
Total	$1,678,497	$914,000
(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.4 million and $0.6 million as of December 31, 2024 and June 30, 2024, respectively, and is included in other assets on the condensed consolidated balance sheets.
Convertible senior notes
2030 Notes
On December 6, 2024, the Company issued $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Notes are subject to the terms and conditions of the indenture governing the 2030 Notes between the Company and Computershare Trust Company, N.A., as trustee (in its capacity as trustee for each of the 2030 Notes, the 2025 Notes (as defined below) and the 2027 Notes (as defined below), as applicable, the Notes Trustee). The net proceeds from the issuance of the 2030 Notes were approximately $1.4 billion, after deducting the debt discount and debt issuance costs totaling approximately $24.0 million.
The 2030 Notes are senior, unsecured obligations of the Company, and will not accrue interest unless the Company determines to pay special interest as a remedy for failure to timely file any reports required to be filed with the SEC, the failure to remove certain trading restrictions, or failure to deliver reports to the Notes Trustee. The 2030 Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the 2030 Notes and rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2025 Notes and 2027 Notes. In addition, the 2030 Notes are effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.
The 2030 Notes have an initial conversion rate of 8.3718 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $119.45 per share of the Company’s common stock and approximately 11.7 million shares issuable upon conversion. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. The Company’s current intent is to settle conversions of the 2030

Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.
The Company may redeem for cash, all or any portion of the 2030 Notes, at the Company’s option, on or after December 1, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2030 Notes. The holders of the 2030 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2030 in multiples of $1,000 principal amount, under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2024, and only during such calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the 5 business day periods after any 5 consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
The conversion rate is subject to adjustment upon the occurrence of certain events or if the Company’s board of directors determines it is in the best interest of the Company. Additionally, holders of the 2030 Notes that convert their notes in connection with a make-whole fundamental change or during the redemption period, may be eligible to receive a make-whole premium through an increase of the conversion rate based on the estimated fair value of the 2030 Notes for the given date and stock price. The make-whole premium is designed to compensate the holder for lost “time-value” of the conversion option. The maximum number of additional shares that may be issued under the make-whole premium is 2.9301 per $1,000 principal (the lowest price of $88.48 in the make whole).
The indenture governing the 2030 Notes contains customary events of default with respect to the 2030 Notes and provides that upon certain events of default occurring and continuing, the holders of the 2030 Notes will have the right, at their option, to require the Company to repurchase for cash all or a portion of their outstanding notes, at a price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus any accrued and unpaid interest.
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
On December 6, 2024, using proceeds from the issuance of the 2030 Notes, the Company entered into privately negotiated transactions with certain holders of its 2027 Notes to repurchase $451.5 million aggregate principal amount for an aggregate cash repurchase price of $408.6 million. The carrying amount of the extinguished 2027 Notes was $446.5 million, net of unamortized issuance cost of $5.0 million, resulting in a $37.9 million gain recorded in other income, net in the accompanying consolidated statement of operations.

2025 Notes
On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2025 Notes, and together with the 2030 Notes and 2027 Notes, the Notes). The 2025 Notes are subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and the Notes Trustee. The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.
On December 6, 2024, using proceeds from the issuance of the 2030 Notes, the Company entered into privately negotiated transactions with certain holders of its 2025 Notes to repurchase $133.9 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $130.8 million. The carrying amount of the extinguished 2025 Notes was $133.4 million, net of unamortized issuance cost of $0.5 million, resulting in a $2.6 million gain recorded in other income, net in the accompanying consolidated statement of operations. In fiscal 2024, the Company repurchased $982.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions.
The "if-converted" value of the Notes did not exceed the principal amount of $1.6 billion and $0.7 billion as of each of December 31, 2024 and June 30, 2024, respectively.
Capped Call Transactions

In conjunction with the issuance of the 2030 Notes, the Company entered into capped call transactions (the Capped Calls) with certain financial institutions at a total cost of approximately $93.0 million. The Capped Calls associated with the 2030 Notes are separate transactions and are not part of the terms of the 2030 Notes. The total amount paid for the Capped Calls associated with the 2030 Notes was recorded as a reduction of additional paid-in capital. The Company used a portion of the proceeds from the 2030 Notes to pay for the cost of the applicable Capped Call premium. The cost of the Capped Calls associated with the 2030 Notes is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the 2030 Notes for tax purposes.
The Capped Calls associated with the 2030 Notes each have an initial strike price of approximately $119.45 per share, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2030 Notes, and have an initial cap price of $154.84 per share, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than their respective strike price. The Capped Calls associated with the 2030 Notes cover, subject to anti-dilution adjustments, a total of approximately 11.7 million shares of the Company’s common stock. The Capped Calls associated with the 2030 Notes are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the 2030 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In conjunction with the issuance of each of the 2025 Notes and the 2027 Notes, the Company entered into similar capped call transactions. In fiscal 2024, the Company terminated the capped call transactions previously entered into in connection with the issuance of the 2025 Notes.
Revolving Credit Facility
The Company's Revolving Credit and Security Agreement (as amended from time to time, the Revolving Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The Revolving Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $180.0 million as of December 31, 2024. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of December 31, 2024, the Company was in compliance with those covenants.

The amortization of the debt issuance costs and debt premium is recorded in other income, net in the accompanying condensed consolidated statement of operations and during each of the three and six months ended December 31, 2024 and 2023 was not material.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,		Unrecognized compensation	Weighted-average recognition period (in years)
	2024	2023	2024	2023
Restricted stock units (RSUs)	$60,920	$57,495	$111,814	$112,357	$543,011	3.1
Stock options	784	2,784	2,022	6,491	1,417	0.6
Performance-based awards	4,040	4,253	6,835	9,316	22,344	2.3
Employee stock purchase plan	1,597	1,462	3,005	4,229	4,941	0.2
Market-based RSUs	1,785	1,415	2,790	2,485	17,313	2.1
Total stock-based compensation	$69,126	$67,409	$126,466	$134,878	$589,026
Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue - subscription and transaction fees	$608	$486	$1,135	$856
Cost of revenue - service costs	2,579	2,388	4,732	4,934
Research and development	29,270	26,160	52,903	53,526
Sales and marketing	10,480	12,789	21,274	26,674
General and administrative	22,943	20,322	40,497	41,302
Restructuring	—	3,355	—	3,355
Total amount charged to operating loss	65,880	65,500	120,541	130,647
Property and equipment (capitalized internal-use software)	3,246	1,909	5,925	4,231
Total stock-based compensation	$69,126	$67,409	$126,466	$134,878
Share Repurchase Program
In August 2024, the Company's board of directors approved a new share repurchase program, pursuant to which the Company announced its intention to purchase up to $300.0 million of its outstanding shares of common stock (the August 2024 Share Repurchase Program). Under the August 2024 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate the Company to acquire any amount of common stock.
The Company repurchased and subsequently retired 3,711,246 shares for $201.7 million under the August 2024 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the six months ended December 31, 2024. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets. As of December 31, 2024, approximately $100.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program.
In addition, in December 2024, the Company's board of directors approved the repurchase of up to an additional $200.0 million of its outstanding shares of common stock in connection with the issuance of the 2030 Notes. The Company repurchased 2,260,397 shares of its common stock for $201.4 million, which included an immaterial amount of accrued excise tax, in privately negotiated transactions concurrently with the pricing of, and using proceeds from, the issuance of the 2030 Notes.
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest income	$19,881	$33,781	$42,705	$68,134
Gain on debt extinguishment	40,472	—	40,550	—
Interest expense	(4,612)	(4,753)	(9,399)	(9,491)
Other	(438)	(109)	(675)	(416)
Total other income, net	$55,303	$28,919	$73,181	$58,227
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. For the three and six months ended December 31, 2024, the Company's income tax provision was $45 thousand and $1.3 million, respectively, and income tax provision was $1.7 million and $2.2 million, respectively, for the three and six months ended December 31, 2023.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three and six months ended December 31, 2024 pertained mainly to an estimated cash tax liability resulting primarily from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2025.
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
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of December 31, 2024, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.3 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using the spend and expense product and borrowers using the invoice financing product at any one time.

The Company manages credit risk exposure by limiting total credit for each spending business using the spend and expense product and borrowers using the invoice financing product. The Company periodically reviews credit lines to assess different factors, including account usage and creditworthiness of spending businesses using the spend and expense product and borrowers using the invoice financing product. The credit lines can be terminated by the Company at any time, and they do not necessarily represent future cash requirements. The Company does not record a liability for expected credit losses for unused lines of credit as they are unconditionally cancellable.
Commitments
During the three and six months ended December 31, 2024 there have been no material changes to the Company's contractual obligations or commitments from those disclosed in Note 15 to the financial statements in the 2024 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of December 31, 2024 and June 30, 2024, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 12 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024 (1)	2023	2024 (1)	2023
Numerator:
Net income (loss) attributable to common stockholders
Basic	$33,548	$(40,421)	$42,460	$(68,282)
Gain on debt extinguishment	(39,983)	—	(39,983)	—
Diluted	$(6,435)	$(40,421)	$2,477	$(68,282)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	103,102	105,914	104,394	106,350
Effect of dilutive securities:
Convertible senior notes	1,378	—	689	—
Equity awards	—	—	2,635	—
Diluted	104,480	105,914	107,718	106,350
Net income (loss) per share attributable to common stockholders
Basic	$0.33	$(0.38)	$0.41	$(0.64)
Diluted	$(0.06)	$(0.38)	$0.02	$(0.64)
(1) For the three and six months ended December 31, 2024, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method.

Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Equity awards	10,542	8,133	7,612	7,915
Convertible senior notes	3,818	8,534	3,122	8,534
Total	14,360	16,667	10,734	16,449
Shares issuable under the Notes is subject to adjustment up to approximately 16.6 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of December 31, 2024, no conversion was triggered for the Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of December 31, 2024, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and seven of the top ten largest financial institutions for SMBs in the U.S., including JPMorgan Chase, Bank of America, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $362.6 million and $318.5 million during the three months ended December 31, 2024 and 2023, respectively, an increase of $44.1 million, and our revenue was $721.0 million and $623.5 million during the six months ended December 31, 2024 and 2023, respectively, an increase of $97.5 million. We generated net income of $33.5 million and a net loss of $40.4 million during the three months ended December 31, 2024 and 2023, respectively, and generated net income of $42.5 million and a net loss of $68.3 million during the six months ended December 31, 2024 and 2023, respectively.
Macroeconomic and Other Factors
Elevated interest rates and inflation in the U.S. and other markets globally increased economic volatility and led to tightening in credit markets in the U.S. and globally in recent periods. The SMBs we serve are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may, in the event of a recession or inability to access financing, moderate their expenditures, shift to lower-cost methods of payment, or cease operations entirely. Recent reductions in interest rates by the U.S. Federal Reserve Bank may improve financial conditions for SMBs, but there can be no assurance of future rate cuts or any corresponding increase in economic activity. At the same time, such reductions in interest rates have the effect of reducing the interest on funds held for customers we generate. Moreover, it is difficult to predict the impact of new economic or trade policies in the U.S., including the imposition of tariffs on key trading partners, on the

SMBs we serve. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors, banking sector dynamics, or ongoing global geopolitical conflicts will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including changes in central bank policies and interest rates, rates of inflation, the strength of the U.S. dollar, the related impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

	As of December 31,
	2024	2023	% Growth
Businesses using our solutions (1)	481,300	473,500	2%

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Growth	2024	2023	% Growth
Total Payment Volume (billions) (2)	$84.5	$74.9	13%	$164.5	$145.1	13%

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Growth	2024	2023	% Growth
Transactions processed (millions) (3)	30.0	25.6	17%	58.9	50.3	17%
(1)As of December 31, 2024, the total number of BILL AP/AR customers was approximately 160,600; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 37,800; and the total number of Embedded Solutions and Other customers was approximately 282,900.
(2)During the three months ended December 31, 2024, the total payment volume (TPV) transacted by BILL AP/AR customers was approximately $71.9 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $5.2 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $7.4 billion. During the six months ended December 31, 2024, TPV transacted by BILL AP/AR customers was approximately $139.5 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $10.3 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $14.7 billion.
(3)During the three months ended December 31, 2024, the total number of transactions executed by BILL AP/AR customers was approximately 12.2 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 16.1 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 1.7 million. During the six months ended December 31, 2024, the total number of transactions executed by BILL AP/AR customers was approximately 23.8 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 31.4 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 3.7 million.

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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Corporate Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three and six months ended December 31, 2024 and 2023.
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
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits, including commission, and stock-based compensation expense. Additionally, these costs include contract termination expenses and other costs related to the execution of our restructuring plan announced on December 5, 2023.
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue
Subscription and transaction fees (1)	$319,616	$274,992	$44,624	16%	$634,559	$540,134	$94,425	17%
Interest on funds held for customers	42,938	43,503	(565)	(1)%	86,445	83,346	3,099	4%
Total revenue	362,554	318,495	44,059	14%	721,004	623,480	97,524	16%
Cost of revenue
Service costs (1)	56,298	47,239	9,059	19%	109,900	92,143	17,757	19%
Depreciation and amortization (2)	10,310	11,138	(828)	(7)%	21,403	22,260	(857)	(4)%
Total cost of revenue	66,608	58,377	8,231	14%	131,303	114,403	16,900	15%
Gross profit	295,946	260,118	35,828	14%	589,701	509,077	80,624	16%
Operating expenses
Research and development (1)	84,784	86,489	(1,705)	(2)%	163,469	175,552	(12,083)	(7)%
Sales and marketing (1)	132,534	118,305	14,229	12%	258,856	236,704	22,152	9%
General and administrative (1) (3)	71,122	70,053	1,069	2%	137,893	143,304	(5,411)	(4)%
Provision for expected credit losses	21,358	15,530	5,828	38%	42,019	27,605	14,414	52%
Depreciation and amortization (2)	7,858	12,324	(4,466)	(36)%	16,871	25,141	(8,270)	(33)%
Restructuring	—	25,091	(25,091)	(100)%	—	25,091	(25,091)	(100)%
Total operating expenses	317,656	327,792	(10,136)	(3)%	619,108	633,397	(14,289)	(2)%
Operating loss	(21,710)	(67,674)	45,964	(68)%	(29,407)	(124,320)	94,913	(76)%
Other income, net	55,303	28,919	26,384	91%	73,181	58,227	14,954	26%
Income (loss) before provision for income taxes	33,593	(38,755)	72,348	(187)%	43,774	(66,093)	109,867	(166)%
Provision for income taxes	45	1,666	(1,621)	(97)%	1,314	2,189	(875)	(40)%
Net income (loss)	$33,548	$(40,421)	$73,969	(183)%	$42,460	$(68,282)	$110,742	(162)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue - subscription and transaction fees	$608	$486	$122	25%	$1,135	$856	$279	100%
Cost of revenue - service costs	2,579	2,388	191	8%	4,732	4,934	(202)	(4)%
Research and development	29,270	26,160	3,110	12%	52,903	53,526	(623)	(1)%
Sales and marketing	10,480	12,789	(2,309)	(18)%	21,274	26,674	(5,400)	(20)%
General and administrative	22,943	20,322	2,621	13%	40,497	41,302	(805)	(2)%
Restructuring	—	3,355	(3,355)	(100)%	—	3,355	(3,355)	(100)%
Total stock based compensation	$65,880	$65,500	$380	1%	$120,541	$130,647	$(10,106)	(8)%
(2) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.
(3) Provision for expected credit losses was included in general and administrative expenses during the three and six months ended December 31, 2023.

The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue
Subscription and transaction fees	88%	86%	88%	87%
Interest on funds held for customers	12%	14%	12%	13%
Total revenue	100%	100%	100%	100%
Cost of revenue
Service costs	16%	15%	15%	15%
Depreciation and amortization	3%	3%	3%	3%
Total cost of revenue	18%	18%	18%	18%
Gross profit	82%	82%	82%	82%
Operating expenses
Research and development	22%	26%	22%	28%
Sales and marketing	37%	37%	36%	38%
General and administrative	20%	22%	19%	23%
Provision for expected credit losses	6%	5%	6%	4%
Depreciation and amortization	2%	4%	2%	4%
Restructuring	—%	8%	—%	4%
Total operating expenses	88%	102%	85%	101%
Operating loss	(6)%	(20)%	(3)%	(19)%
Other income, net	15%	8%	9%	8%
Income (loss) before provision for income taxes	9%	(12)%	6%	(11)%
Provision for income taxes	0%	1%	—%	—%
Net income (loss)	9%	(13)%	6%	(11)%
Comparison of the three and six months ended December 31, 2024 and 2023
Revenue
The following table sets forth our revenue during the three and six months ended December 31, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Subscription fees	$67,712	$63,349	$4,363	7%	$135,134	$125,767	$9,367	7%
Transaction fees	251,904	211,643	40,261	19%	499,425	414,367	85,058	21%
Total subscription and transaction fees	319,616	274,992	44,624	16%	634,559	540,134	94,425	17%
Interest on funds held for customers	42,938	43,503	(565)	(1)%	86,445	83,346	3,099	4%
Total revenue	$362,554	$318,495	$44,059	14%	$721,004	$623,480	$97,524	16%
Total revenue increased by $44.1 million and $97.5 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to:
•a $40.3 million and $85.1 million increase, respectively, in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products;

•a $4.4 million and $9.4 million increase, respectively, in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period; and
•a $0.6 million decrease during the three months ended December 31, 2024, and a $3.1 million increase during the six months ended December 31, 2024 in interest on funds held for customers primarily due to fluctuations in the balance of funds held for customers in such periods.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and six months ended December 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue:
Service costs	$56,298	$47,239	$9,059	19%	$109,900	$92,143	$17,757	19%
Depreciation and amortization (1)	10,310	11,138	(828)	(7)%	21,403	22,260	(857)	(4)%
Total cost of revenue	66,608	58,377	8,231	14%	131,303	114,403	16,900	15%
Gross profit	$295,946	$260,118	$35,828	14%	$589,701	$509,077	$80,624	16%
Gross margin	81.6%	81.7%			81..8%	81.7%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $9.1 million and $17.8 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to:
•an $8.6 million and $18.0 million increase, respectively, in direct costs associated with the processing of payments made by businesses using our solutions, which were driven by the increase in the number of customers, and an increase in the volume of transactions;
•a $1.1 million and $3.2 million increase, respectively, in costs for shared overhead (including rent, utilities, depreciation and use of equipment);
•a $0.5 million and $1.2 million increase, respectively, in costs for consultants and temporary contractors; offset by
•a $1.2 million and $4.6 million decrease, respectively, in personnel-related costs due to the decrease in service cost personnel resulting from our reduction-in-force announced in December 2023.
Gross margin remained flat at 82% during the three and six months ended December 31, 2024, respectively, as compared to 82% for each of the prior year periods.
Research and Development Expenses
Research and development expenses decreased by $1.7 million and $12.1 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to a $1.7 million and $11.0 million decrease, respectively, in personnel-related costs, including stock-based compensation expense, resulting from our reduction-in-force announced in December 2023.
Our research and development expenses decreased to 22% as a percentage of revenue during each of the three and six months ended December 31, 2024, from 26% and 28% during the prior year periods, respectively, primarily due to revenue growth and a decrease in personnel-related expenses, including stock-based compensation, as a percentage of revenue.

Sales and Marketing Expenses
Sales and marketing expenses increased by $14.2 million and $22.2 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year period, primarily due to the following:
•an $11.1 million and $21.4 million increase, respectively, in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume. During the three and six months ended December 31, 2024, rewards expense decreased to 48% as a percentage of revenue from 49% during the prior year periods, primarily due to a lower rewards redemption rate;
•a $2.2 million and $1.7 million increase, respectively, during the three and six months ended December 31, 2024, in advertising spend and various marketing initiatives and activities to promote our products and services; offset by
•a $1.5 million decrease during the six months ended December 31, 2024, in personnel-related costs due to a lower stock-based compensation expense resulting from our reduction-in-force announced in December 2023.
Our sales and marketing expenses remained flat at 37% as a percentage of revenue during the three months ended December 31, 2024. Our sales and marketing expenses decreased to 36% as a percentage of revenue during the six months ended December 31, 2024 from 38% during the prior year period primarily due to a revenue growth.
General and Administrative Expenses
General and administrative expenses increased by $1.1 million and decreased by $5.4 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to the following:
•a $4.2 million increase during the three months ended December 31, 2024 in personnel-related expenses, including stock-based compensation, resulting from increase in headcount; offset by
•a $2.1 million and $5.7 million decrease, respectively, in consulting fees for outside general and administrative services.
Our general and administrative expenses decreased to 20% and 19% as a percentage of our total revenue during the three and six months ended December 31, 2024, respectively, from 22% and 23% during the prior year periods, primarily due to a revenue growth.
Provision for Expected Credit Losses
Provision for expected credit losses increased by $5.8 million and $14.4 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to portfolio growth and an increase in delinquencies in loans held for investment, which was partially offset by lower delinquencies in acquired cards receivable.
Depreciation and Amortization
Depreciation and amortization decreased by $5.3 million and $9.1 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to certain fully amortized intangible assets as of the beginning of the current fiscal year.
Other Income, Net
Other income, net increased $26.4 million and $15.0 million during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, primarily due to the following:

•a $40.5 million increase due to a gain on debt extinguishment resulting from the partial repurchase of our 2025 Notes and 2027 Notes; offset by
•a $13.9 million and $25.4 million decrease in interest income, respectively, primarily due to a reduction in the balance of corporate funds driven by the partial repurchase of our 2025 Notes during fiscal 2024 and repurchases of our common stock during fiscal 2024 and 2025.
Provision for Income Taxes
Provision for income taxes during the three and six months ended December 31, 2024 pertained primarily to an estimated cash tax liability resulting from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2025, offset, in part, by a reduction to the net deferred tax liability, as a result of our current year losses.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$362,554	$318,495	$721,004	$623,480
Gross profit	295,946	260,118	589,701	509,077
Add:
Depreciation and amortization(1)	10,310	11,138	21,403	22,260
Stock-based compensation and related payroll taxes charged to cost of revenue	2,654	2,446	4,837	5,074
Non-GAAP gross profit	$308,910	$273,702	$615,941	$536,411
Gross margin	81.6%	81.7%	81.8%	81.7%
Non-GAAP gross margin	85.2%	85.9%	85.4%	86.0%
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

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$167,298	$133,342
Purchases of property and equipment	(399)	(755)
Capitalization of internal-use software costs	(13,759)	(10,762)
Free cash flow	$153,140	$121,825
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were our cash and cash equivalents of $1,566.3 million, our available-for-sale short-term investments of $644.7 million, and our available undrawn Revolving Credit Facility (as defined below) of $120.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $300.0 million from our Revolving Credit Facility and have drawn $180.0 million as of December 31, 2024. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
In December 2024, we issued $1.4 billion in aggregate principal amount of 0% convertible senior notes due 2030 (the 2030 Notes). The aggregate net proceeds from the offering of the 2030 Notes were approximately $1.38 billion, after deducting the debt discount and debt issuance costs totaling approximately $24.0 million. We used certain of the net proceeds to: (i) repurchase a portion of our outstanding 2025 Notes (as defined below) and 2027 Notes (as defined below) for $130.8 million and $408.6 million, respectively, (ii) repurchase $200.0 million of shares of common stock, and (iii) pay the cost of related capped call transactions in the amount of $93.0 million.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months. In the future, we may attempt to raise additional capital through the sale of equity securities or through additional equity-linked or debt financing arrangements to fund future operations or obligations, including the repayment of outstanding convertible senior notes. We may also seek to raise additional capital from these offerings or financings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may have terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Our principal commitments to settle our contractual obligations consist of our 2025 Notes, 2027 Notes, 2030 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in our 2024 10-K.
In August 2024, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). We may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. During the six months ended December 31, 2024, we repurchased and subsequently retired 3,711,246 shares for $201.4 million under the August 2024 Share Repurchase Program. As of December 31, 2024, approximately $100.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program. In December 2024, our board of directors approved the repurchase of up to an additional $200.0 million of our outstanding shares of common stock in connection with the issuance of the 2030 Notes. We repurchased 2,260,397 shares of our common stock for $201.4 million in privately negotiated transactions concurrently with the pricing of, and using the proceeds from, the issuance of the 2030 Notes. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on our condensed consolidated balance sheets.

Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.

Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$167,298	$133,342
Investing activities	$(129,696)	$251,593
Financing activities	$432,478	$78,811
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
Net cash provided by operating activities increased to $167.3 million during the six months ended December 31, 2024, from $133.3 million during the prior year period. The net change was mainly due to the increase in our revenues during the period.
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
Our net cash used in investing activities was $129.7 million during the six months ended December 31, 2024, compared to net cash provided of $251.6 million during the prior year period. The net change was primarily due to the decrease in proceeds from maturities of corporate and customer short-term investments, and increase in purchases of corporate and customer short-term investments.
Net Cash Provided by Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from issuance of convertible senior notes, net of discounts and issuance costs, and exercises of stock options and employee purchases of our common stock under our Employee Stock Purchase Plan (ESPP). Our cash usage for our financing activities consists primarily of repurchase of convertible senior notes, repurchases of shares and purchase of capped calls. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash used in financing activities increased to $432.5 million during the six months ended December 31, 2024, from $78.8 million during the prior year period. The increase was primarily due to proceeds from issuance of convertible senior notes, net of discounts and issuance costs and increase in prepaid card deposits, offset by payments for repurchase of convertible senior notes, increase in customer fund deposit liability, increase in repurchase of common stock and purchase of capped call.

2030 Notes
As discussed above, on December 6, 2024, we issued $1.4 billion in aggregate principal amount of our 0% convertible senior notes due on April 1, 2030. The 2030 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2030. The 2030 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2024 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $119.45 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock.
For additional discussion about our 2030 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

In December 2024, in connection with the issuance of our 2030 Notes, we entered into privately negotiated transactions with certain holders of our 2027 Notes to repurchase $451.5 million aggregate principal amount of our 2027 Notes for an aggregate cash repurchase price of $408.6 million, inclusive of transaction costs. Following the repurchases, we cancelled the repurchased 2027 Notes and, after such cancellation, $123.5 million aggregate principal amount of 2027 Notes remains outstanding. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

In December 2024, in connection with the issuance of our 2030 Notes, we entered into privately negotiated transactions with certain holders of our 2025 Notes to repurchase $133.9 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $130.8 million, inclusive of transaction costs. In addition, in fiscal 2024, we entered into privately negotiated transactions with certain holders of our 2025 Notes to repurchase $982.7 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $932.6 million, inclusive of transaction costs. Following each of the repurchases, we cancelled the repurchased 2025 Notes and, after such cancellation, $33.5 million aggregate principal amount of 2025 Notes remains outstanding. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We have a total borrowing commitment of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the Revolving Credit Facility), of which we borrowed $180.0 million as of December 31, 2024. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our BILL Divvy Corporate Card and certain related collateral. Our Revolving Credit Facility matures in June 2026 and the outstanding borrowings are payable on or before the maturity date. For additional discussion about our Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $43.0 million as of December 31, 2024 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of December 31, 2024.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2024.
As of December 31, 2024 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.3 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
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
As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments. However, the liquidity risk is minimized by collecting the customer’s funds in advance of the payment obligation and by maintaining certain investments in bank deposits and constant net asset value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income marketable securities. We also maintain other sources of liquidity including our corporate cash balances.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 4.47% and 4.75% during the three and six months ended December 31, 2024, respectively, compared to 5.03% and 5.02% during the same periods in fiscal 2024.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of December 31, 2024, we borrowed $180.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1.0%-5.0% increase or decrease in interest rates would not have a material effect on our financial results.

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
If the value of the U.S. dollar weakens relative to the foreign currencies, this may have an unfavorable effect on our cash flows and operating results. We believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have an immaterial effect on our cash flows and operating results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net income of $33.5 million and a net loss of $40.4 million during the three months ended December 31, 2024 and 2023, respectively. We generated net income of $42.5 million and a net loss of $68.3 million during the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.5 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in recent quarters, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $362.6 million and $318.5 million during the three months ended December 31, 2024 and 2023, respectively, and $721.0 million and $623.5 million during the six months ended December 31, 2024 and 2023, respectively. Our TPV was $84.5 billion and $74.9 billion during the three months ended December 31, 2024 and 2023, respectively, and $164.5 billion and $145.1 billion during the six months ended December 31, 2024 and 2023, respectively. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, changes in foreign currency exchange rates, including the strengthening U.S. dollar, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions. Finally, new broad-based tariffs imposed by the U.S., or significant reductions in U.S. federal government spending, may adversely impact the SMBs we serve.
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
•our ability to attract new customers;
•our ability to retain and expand utilization by our existing customers;
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
As of December 31, 2024, we had approximately 481,300 businesses using our solutions and TPV processed was approximately $84.5 billion and $74.9 billion during the three months ended December 31, 2024 and 2023, respectively, and $164.5 billion and $145.1 billion during the six months ended December 31, 2024 and 2023, respectively. We have grown rapidly to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
For the three months ended December 31, 2024 and 2023, we generated $42.9 million and $43.5 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 12% and 14% of our total revenue for such periods, respectively. During the six months ended December 31, 2024 and 2023, we generated $86.4 million and $83.3 million, or approximately 12% and 13% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, and are expected to continue to decline, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 8,000 accounting firm partners contribute a significant portion of our total revenue. We market and sell our products and services through accounting firms, including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
•reduction or cessation in cross-border trade resulting from government sanctions, increased trade tariffs or restrictions, other trade regulations or strained international relations;
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
We have funded our operations since inception primarily through equity and equity-linked securities offerings, sales of subscriptions to our products, transaction fees, interest earned on customer funds and debt financings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. In recent periods, market interest rates have increased and the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. More recently, credit and capital markets have been impacted by instability in the U.S. banking system. In addition, a recession or depression, high inflation, or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
The insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Finally, we have elected to self-insure for certain employee medical and vision matters. Accordingly, in the event of a pandemic or other catastrophic event, we may be at a greater risk that our financial condition will be adversely affected.
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
As of December 31, 2024, we had outstanding $33.5 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2025 Notes and the 2027 Notes, the Notes) and had drawn $180.0 million under our Revolving Credit Facility, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in each of the indentures governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or the Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes, 2027 Notes and 2030 Notes was not triggered as of December 31, 2024, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of our Notes and our common stock.
In connection with the sale of each of the 2025 Notes, the 2027 Notes and the 2030 Notes, we entered into privately negotiated Capped Call transactions (collectively, the Capped Calls) with certain financial institutions (option counterparties). The Capped Call transactions are designed to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with certain repurchases of our 2025 Notes, we subsequently unwound and terminated the Capped Calls related to the 2025 Notes.
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so following any conversion, repurchase, or redemption of each of the 2027 Notes and 2030 Notes, to the extent we exercise the relevant election under the Capped Calls). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of the Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the Notes.
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
•changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 101,944,525 shares of our common stock outstanding as of December 31, 2024. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In August 2024, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300 million of our outstanding shares of common stock from time to time (the August 2024 Share Repurchase Program), using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. As of December 31, 2024, we had repurchased approximately $200.0 million in shares of common stock under the August 2024 Share Repurchase Program. In addition, concurrently with our offering of 2030 Notes in December 2024, we repurchased approximately $200.0 million in shares of our common stock in privately negotiated transactions pursuant to a separate authorization.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although the excise tax applies to repurchases of our shares made during the six months ended December 31, 2024, we do not expect excise tax to be material, due to our planned issuance of stock during the fiscal year. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost of our repurchases and may cause us to reduce the number of shares repurchased pursuant to any future share repurchase program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchase of Equity Securities by the Issuer
In August 2024, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). Under the August 2024 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. There were no share repurchases under the August 2024 Share Repurchase Program for the three months ended December 31, 2024.
In addition, concurrently with our offering of 2030 Notes in December 2024, we repurchased approximately $200.0 million in shares of our common stock in privately negotiated transactions pursuant to a separate authorization.
The following table provides shares repurchase activity during the three months ended December 31, 2024:

Period	Total number of shares purchased (in thousands) (1) (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1) (3)
October 1, 2024 - October 31, 2024	—	$—	—	$99,985
November 1, 2024 - November 30, 2024	—	$—	—	$99,985
December 1, 2024 - December 31, 2024	2,260	$88.48	—	$99,985
Total	2,260		—	$99,985
(1) See Note 8, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
(2) Represents our repurchase of 2,260,397 shares of our common stock at $88.48 per share in connection with the issuance of the 2030 Notes.

(3) Represents approximate dollar value remaining available for future share repurchases under the August 2024 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended.					X

4.1	Indenture, dated as of December 6, 2024, between the Registrant and Computershare Trust Company, N.A. (including form of 0% Convertible Senior Note due 2030).	8-K	001-39149	4.1	12/06/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

February 6, 2025	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 6, 2025	By:	/s/ John Rettig
(Date)		John Rettig
President and Chief Financial Officer
(Principal Financial Officer)

