Form 10-Q
period 2025-03-31
BILL Holdings, Inc.
filed 2025-05-09
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 103,027,139 shares of common stock, $0.00001 par value per share, outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, and operating expenses, and our ability to sustain and expand profitability;
•our business plan and our ability to effectively manage our growth;
•our market opportunity, including our total addressable market;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to further attract, retain, and expand our customer base;
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including tariffs, fluctuations in market interest rates and currency exchange rates, cybersecurity events, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
•future acquisitions or investments in complementary companies, products, services, or technologies;
•our international expansion plans and ability to expand internationally;
•beliefs and objectives for future operations;
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
In this Quarterly Report on Form 10-Q, the words "we," "us" and "our" refer to BILL Holdings, Inc. (BILL) together with its wholly-owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,047,737	$985,941
Short-term investments	1,125,349	601,535
Accounts receivable, net	26,663	28,049
Acquired card receivables, net of allowances of $19,983 and $20,883 as of March 31, 2025 and June 30, 2024, respectively	705,535	697,216
Prepaid expenses and other current assets	241,332	297,169
Funds held for customers	3,657,218	3,704,907
Total current assets	6,803,834	6,314,817
Non-current assets:
Operating lease right-of-use assets, net	58,076	59,414
Property and equipment, net	104,837	88,034
Intangible assets, net	237,970	281,471
Goodwill	2,396,509	2,396,509
Other assets	31,410	38,568
Total assets	$9,632,636	$9,178,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,302	$7,447
Accrued compensation and benefits	32,998	34,158
Deferred revenue	21,740	17,006
Other accruals and current liabilities	262,921	299,506
Convertible senior notes, net	33,397	—
Customer fund deposits	3,657,218	3,704,907
Total current liabilities	4,017,576	4,063,024
Non-current liabilities:
Deferred revenue	245	4,167
Operating lease liabilities	60,694	62,847
Borrowings from credit facilities, net	180,006	180,009
Convertible senior notes, net	1,499,780	733,991
Other long-term liabilities	3,874	574
Total liabilities	5,762,175	5,044,612
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,331,897	5,233,037
Accumulated other comprehensive income (loss)	7,277	(1,890)
Accumulated deficit	(1,468,715)	(1,096,948)
Total stockholders' equity	3,870,461	4,134,201
Total liabilities and stockholders' equity	$9,632,636	$9,178,813
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue
Subscription and transaction fees	$320,298	$281,294	$954,857	$821,428
Interest on funds held for customers	37,919	41,734	124,364	125,080
Total revenue	358,217	323,028	1,079,221	946,508
Cost of revenue
Service costs	56,733	43,845	166,633	135,988
Depreciation and amortization (1)	10,479	11,167	31,882	33,427
Total cost of revenue	67,212	55,012	198,515	169,415
Gross profit	291,005	268,016	880,706	777,093
Operating expenses
Research and development	86,540	81,594	250,009	257,145
Sales and marketing	136,758	118,105	395,614	354,808
General and administrative	73,851	63,858	211,744	207,162
Provision for expected credit losses	14,945	17,715	56,964	45,320
Depreciation and amortization (1)	7,857	12,262	24,728	37,403
Restructuring	—	2,104	—	27,195
Total operating expenses	319,951	295,638	939,059	929,033
Operating loss	(28,946)	(27,622)	(58,353)	(151,940)
Other income, net	18,650	59,801	91,831	118,026
Income (loss) before provision for income taxes	(10,296)	32,179	33,478	(33,914)
Provision for income taxes	1,293	370	2,607	2,559
Net income (loss)	$(11,589)	$31,809	$30,871	$(36,473)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.30	$0.30	$(0.34)
Diluted	$(0.11)	$0.00	$(0.09)	$(0.34)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	102,219	105,436	103,679	106,045
Diluted	102,219	111,176	104,139	106,045
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$(11,589)	$31,809	$30,871	$(36,473)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	7,516	(1,744)	9,167	2,981
Comprehensive income (loss)	$(4,073)	$30,065	$40,038	$(33,492)

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	$2	$4,946,623	$(4,488)	$(856,168)	$4,085,969
Issuance of common stock upon exercise of stock options and release of restricted stock units	634	—	2,946	—	—	2,946
Issuance of common stock under the employee stock purchase plan	91	—	7,846	—	—	7,846
Repurchase and retirement of common stock	(160)	—	—	—	(16,068)	(16,068)
Stock-based compensation	—	—	64,606	—	—	64,606
Other comprehensive income	—	—	—	675	—	675
Net loss	—	—	—	—	(27,861)	(27,861)
Balance at September 30, 2023	107,115	2	5,022,021	(3,813)	(900,097)	4,118,113
Issuance of common stock upon exercise of stock options and release of restricted stock units	689	—	2,106	—	—	2,106
Repurchase and retirement of common stock, including excise tax	(2,723)		—	—	(196,675)	(196,675)
Stock-based compensation	—	—	64,672	—	—	64,672
Other comprehensive income	—	—	—	4,050	—	4,050
Net loss	—	—	—	—	(40,421)	(40,421)
Balance at December 31, 2023	105,081	2	5,088,799	237	(1,137,193)	3,951,845
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax and excise tax	727	—	(206)	—	573	367
Issuance of common stock under the employee stock purchase plan	134	—	8,649	—	—	8,649
Unwind of capped calls	—	—	8,502	—	—	8,502
Stock-based compensation	—	—	59,305	—	—	59,305
Other comprehensive loss	—	—	—	(1,744)	—	(1,744)
Net income	—	—	—	—	31,809	31,809
Balance at March 31, 2024	105,942	$2	$5,165,049	$(1,507)	$(1,104,811)	$4,058,733

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	441	—	(287)	—	—	(287)
Issuance of common stock under the employee stock purchase plan	113	—	5,302	—	—	5,302
Repurchase and retirement of common stock, including excise tax	(3,711)	—	—	—	(201,709)	(201,709)
Stock-based compensation	—	—	55,817	—	—	55,817
Other comprehensive income	—	—	—	11,009	—	11,009
Net income	—	—	—	—	8,912	8,912
Balance at September 30, 2024	103,489	2	5,293,869	9,119	(1,289,745)	4,013,245
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	716	—	(2,175)	—	—	(2,175)
Repurchase and retirement of common stock, including excise tax	(2,260)	—	—	—	(201,354)	(201,354)
Purchases of capped calls	—	—	(92,960)	—	—	(92,960)
Stock-based compensation	—	—	68,448	—	—	68,448
Other comprehensive loss	—	—	—	(9,358)	—	(9,358)
Net income	—	—	—	—	33,548	33,548
Balance at December 31, 2024	101,945	2	5,267,182	(239)	(1,457,551)	3,809,394
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax and excise tax	765	—	(1,182)	—	425	(757)
Stock-based compensation	—	—	65,897	—	—	65,897
Other comprehensive income	—	—	—	7,516	—	7,516
Net loss	—	—	—	—	(11,589)	(11,589)
Balance at March 31, 2025	102,710	$2	$5,331,897	$7,277	$(1,468,715)	$3,870,461

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$30,871	$(36,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	182,771	190,036
Amortization of intangible assets	46,760	60,663
Depreciation of property and equipment	9,850	10,167
Amortization of capitalized internal-use software costs paid in cash	10,947	6,332
Amortization of debt issuance costs	3,280	5,174
Accretion of discount on investments in marketable debt securities	(29,410)	(39,285)
Accretion of discount on loans held for investment	(15,239)	(5,531)
Gain on debt extinguishment	(40,550)	(35,715)
Provision for expected credit losses on acquired card receivables and other financial assets	56,964	47,279
Non-cash operating lease expense	6,174	6,590
Other	909	1,661
Changes in assets and liabilities:
Accounts receivable	1,282	(3,795)
Prepaid expenses and other current assets	(18,206)	5,413
Other assets	8,398	(2,068)
Accounts payable	1,760	(1,898)
Other accruals and current liabilities	14,381	6,812
Operating lease liabilities	(7,187)	(7,559)
Other long-term liabilities	2,261	(2,617)
Deferred revenue	812	(5,035)
Net cash provided by operating activities	266,828	200,151
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(2,314,975)	(2,042,849)
Proceeds from maturities and sales of corporate and customer fund short-term investments	1,727,367	1,858,759
Purchase of intangible assets	(2,868)	—
Purchases of loans held for investment	(576,885)	(218,943)
Principal repayments of loans held for investment	564,295	191,861
Acquired card receivables, net	(146,388)	(139,850)
Purchases of property and equipment	(1,546)	(771)
Capitalization of internal-use software costs	(21,219)	(14,595)
Other	(1,582)	—
Net cash used in investing activities	(773,801)	(366,388)

	Nine Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,400,000	—
Cash paid for convertible senior notes issuance costs	(24,006)	—
Payments for repurchase of convertible senior notes	(539,403)	(710,931)
Proceeds from unwind of capped calls	—	10,252
Purchase of capped calls	(92,960)	—
Customer fund deposits liability and other	(61,856)	155,376
Prepaid card deposits	43,473	(20,776)
Repurchase of common stock	(400,001)	(211,902)
Proceeds from line of credit borrowings	—	45,000
Proceeds from exercise of stock options	2,772	6,525
Tax withholdings related to net share settlements of equity awards	(6,416)	(1,681)
Proceeds from issuance of common stock under the employee stock purchase plan	5,302	16,495
Contingent consideration payout	—	(10,762)
Net cash provided by (used in) financing activities	326,905	(722,404)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(181)	(397)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(180,249)	(889,038)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,351,399	4,224,841
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,171,150	$3,335,803
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,047,737	$952,474
Restricted cash included in other current assets	92,754	153,031
Restricted cash included in other assets	5,297	5,297
Restricted cash and restricted cash equivalents included in funds held for customers	2,025,362	2,225,001
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,171,150	$3,335,803
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025 or for any other future annual or interim period. The unaudited condensed consolidated balance sheets as of June 30, 2024 included herein was derived from the audited financial statements for the year ended June 30, 2024, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (2024 10-K).
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker, who is the Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. Total revenue from external customers outside of the U.S. was approximately 2% of consolidated total revenue during each of the three and nine months ended March 31, 2025 and 2024.

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
Goodwill
The Company monitors goodwill for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No triggering events indicating possible impairment were identified during the three months ended March 31, 2025 or in any prior period. The Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit. As a result, the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of March 31, 2025 and June 30, 2024, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled approximately $34.3 million and $25.8 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2025 and 2024.
Foreign Currency
The functional currency of the Company's foreign subsidiaries is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiaries are included in other income, net in the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the 2024 10-K.
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements and disclosures not yet adopted as described in the 2024 10-K, except as noted below:
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as employee compensation, depreciation and amortization, and selling expenses. The updated standard will be effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the consolidated financial statements on a prospective basis, with the option for retrospective application, once adopted.
In November 2024, the Financial Accounting Standards Board issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Topic 470), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
BILL AP/AR	$163,775	$149,091	$492,905	$440,534
BILL Spend and Expense	137,908	114,292	404,366	330,923
Integrated platform	301,683	263,383	897,271	771,457
Embedded and Other Solutions	18,615	17,911	57,586	49,971
Total subscription and transaction fees	320,298	281,294	954,857	821,428
Interest on funds held for customers	37,919	41,734	124,364	125,080
Total revenue	$358,217	$323,028	$1,079,221	$946,508
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three and nine months ended March 31, 2025, the Company recognized $3.6 million and $19.6 million of revenue, respectively, that was included in the short and long term deferred revenue balances as of June 30, 2024.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $74.4 million. Of the total remaining performance obligations, the Company expects to recognize approximately 42% over the next year, 22% between one to two years and 36% over the next three to five years thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of March 31, 2025. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals, and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $17.3 million and $16.7 million as of March 31, 2025 and June 30, 2024, respectively.
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

The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	March 31, 2025	June 30, 2024
Assets
Cash equivalents:
Money market funds	Level 1	$310,977	$522,618
Corporate bonds	Level 2	90,006	—
U.S. treasury securities	Level 2	35,936	—

Short-term investments:
Corporate bonds	Level 2	767,570	298,202
U.S. treasury securities	Level 2	228,667	180,983
Asset-backed securities	Level 2	114,425	59,363
Certificates of deposit	Level 2	14,687	38,370
U.S. agency securities	Level 2	—	24,617

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,530,908	1,319,609
Corporate bonds	Level 2	20,168	89,082

Short-term investments:
Corporate bonds	Level 2	480,288	937,198
U.S. treasury securities	Level 2	801,951	342,041
Certificates of deposit	Level 2	151,331	119,616
Asset-backed securities	Level 2	187,984	116,475
Municipal bonds	Level 2	6,033	—

Liabilities (1)
0% 2025 Notes	Level 2	32,250	154,933
0% 2027 Notes	Level 2	111,873	489,112
0% 2030 Notes	Level 2	$1,142,036	$—
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The Company's financial instruments that are not measured and recorded at fair value, including cash, restricted cash, acquired cards receivables, loans held for investment, interest receivable, incentive receivables and borrowings from credit facility, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from credit facility would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.

NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	March 31, 2025	June 30, 2024
Short-term investments:
Available-for-sale debt securities	$1,125,349	$601,535
Total short-term investments	1,125,349	601,535
Funds held for customers:
Restricted cash	478,641	779,838
Restricted cash equivalents	1,551,076	1,408,691
Funds receivable	21,756	11,870
Available-for-sale debt securities	1,627,587	1,515,330
Total funds held for customers	3,679,060	3,715,729
Less - interest income included in other current assets (1)	(21,842)	(10,822)
Total funds held for customers, net of income earned by the Company	$3,657,218	$3,704,907
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
The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments and funds held for customers as of the dates presented (in thousands):

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$766,200	$1,777	$(407)	$767,570
U.S. treasury securities	228,638	66	(37)	228,667
Asset-backed securities	114,312	136	(23)	114,425
Certificates of deposit	14,688	—	(1)	14,687
Total short-term investments	1,123,838	1,979	(468)	1,125,349
Funds held for customers:
U.S. treasury securities	798,795	3,670	(514)	801,951
Corporate bonds	478,345	1,946	(3)	480,288
Asset-backed securities	187,169	816	(1)	187,984
Certificates of deposit	151,331	—	—	151,331
Municipal bonds	6,005	28	—	6,033
Total funds held for customers	$1,621,645	$6,460	$(518)	$1,627,587

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$298,628	$140	$(566)	$298,202
U.S. treasury securities	181,225	—	(242)	180,983
Asset-backed securities	59,340	68	(45)	59,363
Certificates of deposit	38,370	—	—	38,370
U.S. agency securities	24,669	—	(52)	24,617
Total short-term investments	602,232	208	(905)	601,535
Funds held for customers:
Corporate bonds	937,989	23	(814)	937,198
Certificates of deposit	119,615	1	—	119,616
Asset-backed securities	116,542	11	(78)	116,475
U.S. treasury securities	342,202	1	(162)	342,041
Total funds held for customers	$1,516,348	$36	$(1,054)	$1,515,330
The amortized cost and fair value amounts for short-term investments include interest receivables of $7.7 million and $4.9 million as of March 31, 2025 and June 30, 2024, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivable of $13.8 million and $6.8 million as of March 31, 2025 and June 30, 2024, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	March 31, 2025	June 30, 2024
Due within 1 year	$1,005,046	$1,699,009
Due in 1 year through 5 years	1,746,690	409,309
Due in 5 years through 10 years	1,200	8,547
Total	$2,752,936	$2,116,865

As of March 31, 2025, approximately 160 out of approximately 800 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$197,133	$(407)	$—	$—	$197,133	$(407)
U.S. treasury securities	120,047	(37)	—	—	120,047	(37)
Asset-backed securities	44,153	(23)	—	—	44,153	(23)
Certificates of deposit	3,919	(1)	—	—	3,919	(1)
Total short-term investments	365,252	(468)	—	—	365,252	(468)
Funds held for customers:
Corporate bonds	7,112	(3)	—	—	7,112	(3)
Asset-backed securities	13,766	(1)	—	—	13,766	(1)
U.S. treasury securities	137,237	(514)	—	—	137,237	(514)
Total funds held for customers	$158,115	$(518)	$—	$—	$158,115	$(518)

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$130,469	$(333)	$60,576	$(232)	$191,045	$(565)
U.S. treasury securities	152,004	(156)	28,979	(86)	180,983	(242)
Asset-backed securities	24,149	(39)	2,155	(7)	26,304	(46)
U.S. agency securities	24,617	(52)	—	—	24,617	(52)
Total short-term investments	331,239	(580)	91,710	(325)	422,949	(905)
Funds held for customers:
Corporate bonds	506,540	(814)	—	—	506,540	(814)
Asset-backed securities	68,629	(76)	5,546	(2)	74,175	(78)
U.S. treasury securities	327,340	(162)	—	—	327,340	(162)
Total funds held for customers	$902,509	$(1,052)	$5,546	$(2)	$908,055	$(1,054)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three and nine months ended March 31, 2025 and 2024.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of March 31, 2025, approximately $247.2 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facility (as defined below, see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and nine months ended March 31, 2025 and 2024.

The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of March 31, 2025 totaled $75.8 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of March 31, 2025.
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

	March 31, 2025	June 30, 2024
Current and less than 30 days past due	$707,950	$706,026
30 ~ 59 days past due	4,453	4,277
60 ~ 89 days past due	6,512	3,393
90 ~ 119 days past due	6,569	4,093
Over 119 days past due	34	310
Total	$725,518	$718,099
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance, beginning	$20,768	$21,509	$20,883	$15,498
Provision for expected credit losses	9,299	15,104	34,530	41,433
Charge-off amounts	(12,173)	(14,276)	(41,186)	(36,184)
Recoveries collected	2,089	1,516	5,756	3,106
Balance, ending	$19,983	$23,853	$19,983	$23,853
During the three months ended March 31, 2025, the Company refined its methodology used to reserve for credit losses. The refinements include incorporating credit limit size into the attributes used to segment the portfolio as well as updating how economic assumptions are applied. The refinements to the methodology maintain the timeliness and accuracy of the Company's estimate of expected credit losses on the acquired card receivables, supporting the continuous evolution of the acquired card receivable portfolio. As a result, the provision for expected credit losses for the three and nine months ended March 31, 2025 included a release of $5.7 million.
Card receivables acquired from the Issuing Banks were $5.3 billion and $15.7 billion during the three and nine months ended March 31, 2025, respectively, and $4.3 billion and $12.6 billion during the three and nine months ended March 31, 2024, respectively. The provision for expected credit losses related to acquired card receivables decreased during the three and nine months ended March 31, 2025 compared to the same prior year periods due to refinements in methodology used to reserve for credit losses described above and improvements in delinquency performance, which was offset by portfolio growth. The charge-off amounts related to acquired card receivables decreased during the three months ended March 31, 2025 compared to the same prior year period due to a decrease in delinquency performance, and increased during the nine months ended March 31, 2025 primarily due to portfolio growth. The decrease in the allowance for expected credit losses as of March 31, 2025 compared to June 30, 2024, was due to the refined methodology, which was partially offset by an increase in delinquent balances.
NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment represent funds advanced under either a term loan or line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner). Loans held for investment are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	March 31, 2025	June 30, 2024
Unpaid principal balance (1)	$60,886	$44,491
Less: Discount at loan purchase, net of amortization	(1,500)	(1,120)
Less: Allowance for expected credit losses	(14,030)	(4,700)
Loans held for investment, net	$45,356	$38,671
(1) The outstanding balance of term loans, originated during fiscal 2024, was $0.9 million and $24.2 million as of March 31, 2025 and June 30, 2024, respectively. There were no term loans originated during the three and nine months ended March 31, 2025.
Credit Quality Information
The Company conducts an eligibility assessment prior to loan origination by the Originating Bank Partner. This process is performed at the invoice level and involves evaluating the invoice repayment likelihood by the respective network members associated with each invoice. Subsequently, the credit quality of these loans is monitored based on the delinquency trends or past due status of the loans held for investment, which are considered the credit quality indicators. Loans held for investment are considered past due if payment is not received within the terms set by the term loan or line of credit agreement. The outstanding balance of loans held for investment considered past due was not material as of March 31, 2025 and June 30, 2024.

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	March 31, 2025	June 30, 2024	Expected Remaining Term (years)	Effective Interest Rate
Current liabilities:
2025 Notes, principal	$33,463	$—	0.7	0.36%
Less: unamortized debt discount and issuance costs	(66)	—
Convertible senior notes, net	33,397	—
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	—	5.0	0.32%
2027 Notes, principal	123,548	575,000	2.0	0.48%
2025 Notes, principal	—	167,314
Less: unamortized debt discount and issuance costs	(23,768)	(8,323)
Convertible senior notes, net	1,499,780	733,991
Borrowings from revolving credit facility (including unamortized debt premium) (1)	180,006	180,009	1.2	7.75%
Total	$1,679,786	$914,000
(1) Unamortized debt issuance costs balance for the Revolving Credit Facility was $0.3 million and $0.6 million as of March 31, 2025 and June 30, 2024, respectively, and is included in other assets on the condensed consolidated balance sheets.
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
The "if-converted" value of the Notes did not exceed the principal amount of $1.6 billion and $0.7 billion as of each of March 31, 2025 and June 30, 2024, respectively.
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
Revolving Credit Facility
The Company's Revolving Credit and Security Agreement (as amended from time to time, the Revolving Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The Revolving Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $180.0 million as of March 31, 2025. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of March 31, 2025, the Company was in compliance with those covenants.

The amortization of the debt issuance costs and debt premium is recorded in other income, net in the accompanying condensed consolidated statement of operations and during each of the three and nine months ended March 31, 2025 and 2024 was not material.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,		Unrecognized compensation	Weighted-average recognition period (in years)
	2025	2024	2025	2024
Restricted stock units (RSUs)	$58,646	$53,450	$170,461	$165,806	$499,410	3.0
Stock options	420	2,223	2,442	8,714	997	0.5
Performance-based awards	3,385	3,276	7,404	12,592	18,163	2.2
Employee stock purchase plan	1,766	2,158	4,771	6,387	3,080	0.6
Market-based RSUs	1,906	216	7,512	2,702	15,454	1.8
Total stock-based compensation	$66,123	$61,323	$192,590	$196,201	$537,104
Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue - subscription and transaction fees	$562	$446	$1,697	$1,303
Cost of revenue - service costs	2,414	2,190	7,147	7,124
Research and development	27,362	25,183	80,265	78,708
Sales and marketing	9,507	10,968	30,781	37,643
General and administrative	22,384	20,382	62,881	61,684
Restructuring	—	220	—	3,574
Total amount charged to operating loss	62,229	59,389	182,771	190,036
Property and equipment (capitalized internal-use software)	3,894	1,934	9,819	6,165
Total stock-based compensation	$66,123	$61,323	$192,590	$196,201
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
The Company repurchased and subsequently retired 3,711,246 shares for $201.3 million under the August 2024 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the nine months ended March 31, 2025. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets. As of March 31, 2025, approximately $100.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program.
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
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest income	$23,666	$30,456	$66,371	$98,589
Gain on debt extinguishment, net of change on mark to market derivatives	—	34,297	40,550	34,297
Interest expense	(4,804)	(4,737)	(14,203)	(14,228)
Other	(212)	(215)	(887)	(632)
Total other income, net	$18,650	$59,801	$91,831	$118,026
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim periods. For the three and nine months ended March 31, 2025, the Company's income tax provision was $1.3 million and $2.6 million, respectively, and income tax provision was $0.4 million and $2.6 million, respectively, for the three and nine months ended March 31, 2024.
The Company’s effective tax rate differs from the federal statutory rate primarily due to its federal, state and foreign valuation allowance positions. The income tax provision during the three and nine months ended March 31, 2025 pertained mainly to an estimated cash tax liability resulting primarily from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2025.
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
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of March 31, 2025, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.4 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using the spend and expense product and borrowers using the invoice financing product at any one time.

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
Commitments
During the three and nine months ended March 31, 2025 there have been no material changes to the Company's contractual obligations or commitments from those disclosed in Note 15 to the financial statements in the 2024 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of March 31, 2025 and June 30, 2024, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 12 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024 (1)	2025 (1)	2024
Numerator:
Net income (loss) attributable to common stockholders
Basic	$(11,589)	$31,809	$30,871	$(36,473)
Gain on debt extinguishment, net of change on mark to market derivatives and amortization of debt issuance costs	—	(31,641)	(39,984)	—
Diluted	$(11,589)	$168	$(9,113)	$(36,473)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	102,219	105,436	103,679	106,045
Effect of dilutive securities:
Convertible senior notes	—	3,721	460	—
Equity awards	—	2,019	—	—
Diluted	102,219	111,176	104,139	106,045
Net income (loss) per share attributable to common stockholders
Basic	$(0.11)	$0.30	$0.30	$(0.34)
Diluted	$(0.11)	$0.00	$(0.09)	$(0.34)

(1) For the three months ended March 31, 2024 and nine months ended March 31, 2025, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method.

Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Equity awards	10,112	5,725	8,996	7,993
Convertible senior notes	12,226	3,884	6,157	8,224
Total	22,338	9,609	15,153	16,217
Shares issuable under the Notes is subject to adjustment up to approximately 16.6 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of March 31, 2025, no conversion was triggered for the Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms and financial institution partnerships. As of March 31, 2025, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and six of the top ten largest financial institutions for SMBs in the U.S., including JPMorgan Chase, Bank of America, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $358.2 million and $323.0 million during the three months ended March 31, 2025 and 2024, respectively, an increase of $35.2 million, and our revenue was $1,079.2 million and $946.5 million during the nine months ended March 31, 2025 and 2024, respectively, an increase of $132.7 million. We generated a net loss of $11.6 million and net income of $31.8 million during the three months ended March 31, 2025 and 2024, respectively, and generated net income of $30.9 million and a net loss of $36.5 million during the nine months ended March 31, 2025 and 2024, respectively.
Macroeconomic and Other Factors
Current macroeconomic conditions and uncertainties, including volatility in interest rates and borrowing costs, inflation and currency exchange rates, and recent changes in international trading relationships, supply chains and U.S. and foreign tariff rates have impacted and could continue to impact our business and the SMBs we serve. SMBs are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may, in the event of adverse economic conditions or a recession or any inability to access financing, moderate their expenditures, shift to lower-cost methods of payment, or cease operations entirely. For example, in the three months ended March 31, 2025, we observed certain BILL AP/AR customers reduce their spending, resulting in a reduced total payment volume (TPV) per customer. Reductions in interest rates by the U.S. Federal Reserve Bank may improve financial conditions for SMBs, but there can be no assurance of future rate cuts or any corresponding increase in economic activity. At the same time, such reductions in interest rates have the effect of reducing the interest on funds held for customers we generate. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
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

	As of March 31,
	2025	2024	% Growth
Businesses using our solutions (1)	488,600	464,900	5%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Growth	2025	2024	% Growth
Total Payment Volume (billions) (2)	$79.4	$71.4	11%	$243.7	$216.5	13%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Growth	2025	2024	% Growth
Transactions processed (millions) (3)	29.7	25.7	16%	88.4	76.0	16%
(1)As of March 31, 2025, the total number of BILL AP/AR customers was approximately 164,800; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 39,500; and the total number of Embedded Solutions and Other customers was approximately 284,200.
(2)During the three months ended March 31, 2025, TPV transacted by BILL AP/AR customers was approximately $66.9 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $5.3 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $7.1 billion. During the nine months ended March 31, 2025, TPV transacted by BILL AP/AR customers was approximately $206.5 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Corporate Cards was approximately $15.7 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $21.5 billion.
(3)During the three months ended March 31, 2025, the total number of transactions executed by BILL AP/AR customers was approximately 11.5 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 16.5 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 1.8 million. During the nine months ended March 31, 2025, the total number of transactions executed by BILL AP/AR customers was approximately 35.3 million; the total number of transactions executed by spending businesses that used BILL Divvy Corporate Cards was approximately 47.9 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 5.1 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Corporate Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV includes payments that are subsequently reversed. Such payments comprised less than 2% of TPV during each of the three and nine months ended March 31, 2025 and 2024.
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue
Subscription and transaction fees (1)	$320,298	$281,294	$39,004	14%	$954,857	$821,428	$133,429	16%
Interest on funds held for customers	37,919	41,734	(3,815)	(9)%	124,364	125,080	(716)	(1)%
Total revenue	358,217	323,028	35,189	11%	1,079,221	946,508	132,713	14%
Cost of revenue
Service costs (1)	56,733	43,845	12,888	29%	166,633	135,988	30,645	23%
Depreciation and amortization (2)	10,479	11,167	(688)	(6)%	31,882	33,427	(1,545)	(5)%
Total cost of revenue	67,212	55,012	12,200	22%	198,515	169,415	29,100	17%
Gross profit	291,005	268,016	22,989	9%	880,706	777,093	103,613	13%
Operating expenses
Research and development (1)	86,540	81,594	4,946	6%	250,009	257,145	(7,136)	(3)%
Sales and marketing (1)	136,758	118,105	18,653	16%	395,614	354,808	40,806	12%
General and administrative (1) (3)	73,851	63,858	9,993	16%	211,744	207,162	4,582	2%
Provision for expected credit losses	14,945	17,715	(2,770)	(16)%	56,964	45,320	11,644	26%
Depreciation and amortization (2)	7,857	12,262	(4,405)	(36)%	24,728	37,403	(12,675)	(34)%
Restructuring	—	2,104	(2,104)	(100)%	—	27,195	(27,195)	(100)%
Total operating expenses	319,951	295,638	24,313	8%	939,059	929,033	10,026	1%
Operating loss	(28,946)	(27,622)	(1,324)	5%	(58,353)	(151,940)	93,587	(62)%
Other income, net	18,650	59,801	(41,151)	(69)%	91,831	118,026	(26,195)	(22)%
Income (loss) before provision for income taxes	(10,296)	32,179	(42,475)	(132)%	33,478	(33,914)	67,392	(199)%
Provision for income taxes	1,293	370	923	249%	2,607	2,559	48	2%
Net income (loss)	$(11,589)	$31,809	$(43,398)	(136)%	$30,871	$(36,473)	$67,344	(185)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue - subscription and transaction fees	$562	$446	$116	26%	$1,697	$1,303	$394	30%
Cost of revenue - service costs	2,414	2,190	224	10%	7,147	7,124	23	—%
Research and development	27,362	25,183	2,179	9%	80,265	78,708	1,557	2%
Sales and marketing	9,507	10,968	(1,461)	(13)%	30,781	37,643	(6,862)	(18)%
General and administrative	22,384	20,382	2,002	10%	62,881	61,684	1,197	2%
Restructuring	—	220	(220)	(100)%	—	3,574	(3,574)	(100)%
Total stock based compensation	$62,229	$59,389	$2,840	5%	$182,771	$190,036	$(7,265)	(4)%
(2) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.
(3) Provision for expected credit losses was included in general and administrative expenses during the three and nine months ended March 31, 2024.

The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue
Subscription and transaction fees	89%	87%	88%	87%
Interest on funds held for customers	11%	13%	12%	13%
Total revenue	100%	100%	100%	100%
Cost of revenue
Service costs	16%	14%	15%	14%
Depreciation and amortization	3%	3%	3%	4%
Total cost of revenue	19%	17%	18%	18%
Gross profit	81%	83%	82%	82%
Operating expenses
Research and development	24%	24%	22%	26%
Sales and marketing	38%	37%	37%	37%
General and administrative	21%	20%	20%	22%
Provision for expected credit losses	4%	5%	5%	5%
Depreciation and amortization	2%	4%	2%	4%
Restructuring	—%	1%	—%	3%
Total operating expenses	89%	91%	86%	97%
Operating loss	(8)%	(8)%	(5)%	(15)%
Other income, net	5%	18%	8%	11%
Income (loss) before provision for income taxes	(3)%	10%	3%	(4)%
Provision for income taxes	0%	0%	—%	—%
Net income (loss)	(3)%	10%	3%	(4)%
Comparison of the three and nine months ended March 31, 2025 and 2024
Revenue
The following table sets forth our revenue during the three and nine months ended March 31, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Subscription fees	$68,182	$65,585	$2,597	4%	$203,317	$191,352	$11,965	6%
Transaction fees	252,116	215,709	36,407	17%	751,541	630,076	121,465	19%
Total subscription and transaction fees	320,298	281,294	39,004	14%	954,858	821,428	133,430	16%
Interest on funds held for customers	37,919	41,734	(3,815)	(9)%	124,364	125,080	(716)	(1)%
Total revenue	$358,217	$323,028	$35,189	11%	$1,079,222	$946,508	$132,714	14%
Total revenue increased by $35.2 million and $132.7 million during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods, primarily due to:
•a $36.4 million and $121.5 million increase, respectively, in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products;

•a $2.6 million and $12.0 million increase, respectively, in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period; offset by
•a $3.8 million and $0.7 million decrease during the three and nine months ended March 31, 2025 in interest on funds held for customers primarily due to lower yield driven by the decrease in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and nine months ended March 31, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Cost of revenue:
Service costs	$56,733	$43,845	$12,888	29%	$166,633	$135,988	$30,645	23%
Depreciation and amortization (1)	10,479	11,167	(688)	(6)%	31,882	33,427	(1,545)	(5)%
Total cost of revenue	67,212	55,012	12,200	22%	198,515	169,415	29,100	17%
Gross profit	$291,005	$268,016	$22,989	9%	$880,706	$777,093	$103,613	13%
Gross margin	81.2%	83.0%			81.6%	82.1%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $12.9 million and $30.6 million during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods, primarily due to:
•an $11.1 million and $29.2 million increase, respectively, in direct costs associated with the processing of payments made by businesses using our solutions, which were driven by the increase in the number of customers, and an increase in the volume of transactions;
•a $0.7 million and $3.8 million increase, respectively, in costs for shared overhead (including rent, utilities, depreciation and use of equipment); offset by
•a $4.1 million decrease during the nine months ended March 31, 2025 in personnel-related costs due to the decrease in service cost personnel resulting from our reduction-in-force announced in December 2023.
Gross margin decreased to 81% during the three months ended March 31, 2025 as compared to 83% for the prior year period due to a decrease in interest on funds held for customers and a change in mix of costs associated with processing of payments. Gross margin remained at 82% during the nine months ended March 31, 2025 as compared to the prior period.
Research and Development Expenses
Research and development expenses increased by $4.9 million during the three months ended March 31, 2025 as compared to the prior year period, primarily due to a $4.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from increase in headcount. Research and development expenses decreased by $7.1 million during the nine months ended March 31, 2025 as compared to the prior year periods, primarily due to a $6.7 million decrease in personnel-related costs, resulting from our reduction-in-force announced in December 2023.
Our research and development expenses remained flat at 24% as a percentage of revenue during the three months ended March 31, 2025 as compared to the prior year period. Our research and development expenses decreased to 22% as a percentage of revenue during the nine months ended March 31, 2025, from 26% during the prior year period. The decline during the nine months period was driven by the revenue growth and a decrease in personnel-related costs.

Sales and Marketing Expenses
Sales and marketing expenses increased by $18.7 million and $40.8 million during the three and nine months ended March 31, 2025, respectively, as compared to the prior year period, primarily due to the following:
•a $14.6 million and $35.9 million increase, respectively, in rewards expense in connection with the rewards program through our BILL Divvy Corporate Cards as a result of increased transaction volume. During the three months ended March 31, 2025, rewards expense increased to 50% as a percentage of revenue from spend and expense interchange fees from 47% during the prior year period, due to higher rewards redemption rate and lower interchange fees relative to total card payment volume. During the nine months ended March 31, 2025, rewards expense remained flat at 48% as a percentage of revenue from spend and expense interchange fees;
•a $3.5 million and $1.9 million increase, respectively, in personnel-related costs primarily driven by $4.9 million and $8.8 million increase in headcount, partially offset by a $1.5 million and $6.9 million decrease in stock-based compensation expense; and
•a $1.0 million and $2.7 million increase, respectively, during the three and nine months ended March 31, 2025, in advertising spend and various marketing initiatives and activities to promote our products and services.
Our sales and marketing expenses increased to 38% as a percentage of revenue during the three months ended March 31, 2025 from 37% during prior year period primarily due to higher rewards redemption rate when compared to prior year period. Our sales and marketing expenses remained flat at 37% as a percentage of revenue during the nine months ended March 31, 2025 as compared to the prior year period.
General and Administrative Expenses
General and administrative expenses increased by $10.0 million and $4.6 million during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods, primarily due to the following:
•a $5.7 million and $6.0 million increase, respectively, in personnel-related expenses, including stock-based compensation, resulting from increase in headcount;
•a $3.0 million and $3.9 million increase, respectively, in provision for fraud losses driven by the increase in the volume of transactions processed during the current period; offset by
•a $5.0 million decrease during the nine months ended March 31, 2025 in consulting fees for outside general and administrative services.
Our general and administrative expenses increased to 21% as a percentage of our total revenue during the three months ended March 31, 2025 from 20% during the prior year period, primarily driven by increase in headcount as we continue to support our growth. Our general and administrative expenses decreased to 20% as a percentage of our total revenue during the nine months ended March 31, 2025 from 22% during the prior year period, primarily due to revenue growth.
Provision for Expected Credit Losses
Provision for expected credit losses decreased by $2.8 million during the three months ended March 31, 2025, as compared to the prior year period, primarily due to a $5.7 million decrease in provision for expected credit losses for acquired card receivables as a result of the refinements in our methodology to reserve for credit losses, partially offset by a $3.0 million increase in provision for expected credit losses for loans held for investment due to portfolio growth. Provision for expected credit losses increased by $11.6 million during the nine months ended March 31, 2025, as compared to the prior year period, primarily due to portfolio growth of loans held for investments, offset by a $6.6 million decrease in the provision for expected credit losses for acquired card receivables, which includes the release from refinements to our methodology to reserve for credit losses. For the three and nine months ended March 31, 2025 provision for expected credit losses for acquired card receivables also reflects improved delinquency trends, which were largely offset by growth in the portfolio.
Depreciation and Amortization
Depreciation and amortization decreased by $5.1 million and $14.2 million during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods, primarily due to certain fully amortized intangible assets as of the beginning of the current fiscal year.
Other Income, Net
Other income, net decreased $41.2 million and $26.2 million during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods, primarily due to the following:
•a $34.3 million decrease and a $6.2 million increase, respectively, due to gain on debt extinguishment resulting from the partial repurchase of our 2025 Notes and 2027 Notes; and
•a $6.8 million and $32.2 million decrease in interest income, respectively, primarily due to a reduction in the balance of corporate funds driven by the partial repurchase of our 2025 Notes during fiscal 2024 and repurchases of our common stock during fiscal 2024 and 2025.
Provision for Income Taxes
Provision for income taxes during the three and nine months ended March 31, 2025 pertained primarily to an estimated cash tax liability resulting from the capitalization of R&D costs for federal and certain state tax purposes for the year ending June 30, 2025, offset, in part, by a reduction to the net deferred tax liability, as a result of our current year losses.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$358,217	$323,028	$1,079,221	$946,508
Gross profit	291,005	268,016	880,706	777,093
Add:
Depreciation and amortization (1)	10,479	11,167	31,882	33,427
Stock-based compensation and related payroll taxes charged to cost of revenue	2,530	2,277	7,367	7,351
Non-GAAP gross profit	$304,014	$281,460	$919,955	$817,871
Gross margin	81.2%	83.0%	81.6%	82.1%
Non-GAAP gross margin	84.9%	87.1%	85.2%	86.4%
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

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$266,828	$200,151
Purchases of property and equipment	(1,546)	(771)
Capitalization of internal-use software costs	(21,219)	(14,595)
Free cash flow	$244,063	$184,785
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were our cash and cash equivalents of $1.0 billion, our available-for-sale short-term investments of $1.1 billion, and our available undrawn Revolving Credit Facility (as defined below) of $120.0 million. Our cash equivalents are comprised primarily of money market funds and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, U.S. agency securities, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing commitment of $300.0 million from our Revolving Credit Facility and have drawn $180.0 million as of March 31, 2025. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
As of March 31, 2025 ,our principal commitments to settle our contractual obligations consisted of our 2025 Notes, 2027 Notes, 2030 Notes, and outstanding borrowings from our Revolving Credit Facility as further discussed below. For additional discussion about our Notes and Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations, commitments or litigation from those disclosed in Note 15 to the financial statements in our 2024 10-K.
In August 2024, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). We may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. During the nine months ended March 31, 2025, we repurchased and subsequently retired 3,711,246 shares for $201.3 million under the August 2024 Share Repurchase Program. As of March 31, 2025, approximately $100.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program. In December 2024, our board of directors approved the repurchase of up to an additional $200.0 million of our outstanding shares of common stock in connection with the issuance of the 2030 Notes. We repurchased 2,260,397 shares of our common stock for $201.4 million in privately negotiated transactions concurrently with the pricing of, and using the proceeds from, the issuance of the 2030 Notes. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on our condensed consolidated balance sheets.

Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.

Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$266,828	$200,151
Investing activities	$(773,801)	$(366,388)
Financing activities	$326,905	$(722,404)
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
Net cash provided by operating activities increased to $266.8 million during the nine months ended March 31, 2025, from $200.2 million during the prior year period. The net change was mainly due to the increase in our revenues during the period.
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
Our net cash used in investing activities increased to $773.8 million during the nine months ended March 31, 2025, from $366.4 million during the prior year period. The net change was primarily due to the increase in purchases of corporate and customer short-term investments, offset by decrease in proceeds from maturities of corporate and customer short-term investments.
Net Cash Provided by Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from issuance of convertible senior notes, net of discounts and issuance costs, and exercises of stock options and employee purchases of our common stock under our employee stock purchase plan. Our cash usage for our financing activities consists primarily of repurchase of convertible senior notes, repurchases of shares and purchase of capped calls. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash provided by financing activities was $326.9 million during the nine months ended March 31, 2025, compared to net cash used of $722.4 million during the prior year period. The increase was primarily due to proceeds from issuance of convertible senior notes, net of discounts and issuance costs, decrease in payments for repurchase of convertible senior notes and increase in prepaid card deposits, offset by increase in customer fund deposit liability, increase in repurchase of common stock, purchase of capped call, and decrease in proceeds from line of credit borrowings.

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
Revolving Credit Facility
We have a total borrowing commitment of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our wholly-owned subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended to date, the Revolving Credit Facility), of which we borrowed $180.0 million as of March 31, 2025. Revolving loans under the Revolving Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the Revolving Credit Facility are secured by receivables generated by our BILL Divvy Corporate Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our Revolving Credit Facility matures in June 2026 and the outstanding borrowings are payable on or before the maturity date.
For additional discussion about our Revolving Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $75.8 million as of March 31, 2025 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of March 31, 2025.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of March 31, 2025.
As of March 31, 2025 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.4 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 10-K. However, the Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of tariffs, volatility related to changes in rates of inflation, interest rates, and the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit, and the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge. For more information, see “Notes to Consolidated Financial Statements–Note 1–The Company and its Significant Accounting Policies” in this Quarterly Report on Form 10-Q and in the 2024 10-K.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 4.28% and 4.60% during the three and nine months ended March 31, 2025, respectively, compared to 5.12% and 5.06% during the same periods in fiscal 2024.
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

We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facility. As of March 31, 2025, we borrowed $180.0 million from our Revolving Credit Facility. Because the interest rate on our borrowings is indexed to term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1.0%-5.0% increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Consistent with the foregoing, we are exposed to a variety of risks, including the following:
•We have a history of operating losses and may not sustain or expand our profitability in the future;
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
Risks Related to Our Business and Industry
We have a history of operating losses and may not sustain or expand our profitability in the future.
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net loss of $11.6 million and a net income of $31.8 million during the three months ended March 31, 2025 and 2024, respectively. We generated net income of $30.9 million and a net loss of $36.5 million during the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.5 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Corporate Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue was $358.2 million and $323.0 million during the three months ended March 31, 2025 and 2024, respectively, and $1,079.2 million and $946.5 million during the nine months ended March 31, 2025 and 2024, respectively. Our TPV was $79.4 billion and $71.4 billion during the three months ended March 31, 2025 and 2024, respectively, and $243.7 billion and $216.5 billion during the nine months ended March 31, 2025 and 2024, respectively. Although we have recently experienced significant growth in our revenue and total payment volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including tariffs, fluctuations in market interest rates and currency exchange rates, and actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of global geopolitical conflicts;
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
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, increases in interest rates or the cost of borrowing, changes in foreign currency exchange rates, including recent weakness in the U.S. dollar, newly-imposed tariffs by the U.S. and foreign countries and other restrictions on international trade and supply chains, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions. Finally, recentreductions in U.S. federal government spending, including in the U.S. Small Business Administration, may adversely impact the SMBs we serve.
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
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as inflation, high interest rate and recessionary environments, tariffs, and actual or perceived instability in the U.S. and global banking systems, as well as economic conditions specifically affecting SMBs or the industries in which our customers participate;
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
As of March 31, 2025, we had approximately 488,600 businesses using our solutions and TPV processed was approximately $79.4 billion and $71.4 billion during the three months ended March 31, 2025 and 2024, respectively, and $243.7 billion and $216.5 billion during the nine months ended March 31, 2025 and 2024, respectively. We have grown rapidly to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
For the three months ended March 31, 2025 and 2024, we generated $37.9 million and $41.7 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 11% and 13% of our total revenue for such periods, respectively. During the nine months ended March 31, 2025 and 2024, we generated $124.4 million and $125.1 million, or approximately 12% and 13% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, and are expected to continue to decline, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Corporate Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 9,000 accounting firm partners contribute a significant portion of our total revenue. We market and sell our products and services through accounting firms, including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding upon reassessing their exposure to our industry or in light of changes to general economic, market, credit, or liquidity conditions. Further, our funding sources may experience financial distress, enter into receivership, or become insolvent, which may prevent us from accessing financing from these sources. In addition, because our borrowings under current and future financing facilities may bear interest based on floating rate interest rates, our interest costs may increase if market interest rates rise. Finally, because borrowings under our Revolving Credit Facility are subject to a limited guaranty by BILL Holdings, Inc., we may need to use our cash or cash equivalents to remedy any alleged breaches by our wholly-owned subsidiary party to such agreements.
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
The market for SMB financial software solutions is relatively new and subject to ongoing technological change, evolving industry standards, payment methods, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching a range of new products and services, including AI-enabled tools. In addition, the market for our spend and expense management solution is new and fragmented, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, and modifications. If we are unable to enhance our platform, add new payment methods, or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer or spending business dissatisfaction, and adversely affect our business.
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
A component of our growth strategy involves our cross-border payments product and expanding our operations internationally. We introduced cross-border payments, and now, working with certain international payment services, we offer our U.S.-based customers the ability to disburse funds to over 130 countries. We are continuing to adapt to and develop strategies to address payments to new countries. However, there is no guarantee that such efforts will have the desired adoption by the businesses using our solutions or that cross-border payments will be monetized in the way we expect.
Our cross-border payments product and international expansion strategy involve a variety of risks, including:
•complying with financial regulations and our ability to comply and obtain any relevant licenses in applicable countries or jurisdictions;
•macroeconomic conditions and the general environment for international trade, including tariffs, currency exchange rate fluctuations and our cross-border payments providers' ability to provide us favorable currency exchange rates, which may impact our revenues and expenses;
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act of 2022 and any failure to extend applicable provisions of Tax Cuts and Jobs Act of 2017;
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
As of March 31, 2025, we had outstanding $33.5 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2025 Notes and the 2027 Notes, the Notes) and had drawn $180.0 million under our Revolving Credit Facility, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facility are secured by our BILL Divvy Corporate Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes, 2027 Notes and 2030 Notes was not triggered as of March 31, 2025, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 102,709,387 shares of our common stock outstanding as of March 31, 2025. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In August 2024, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300 million of our outstanding shares of common stock from time to time (the August 2024 Share Repurchase Program), using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. As of March 31, 2025, we had repurchased approximately $200.0 million in shares of common stock under the August 2024 Share Repurchase Program. In addition, concurrently with our offering of 2030 Notes in December 2024, we repurchased approximately $200.0 million in shares of our common stock in privately negotiated transactions pursuant to a separate authorization.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. Although the excise tax applies to repurchases of our shares made during the nine months ended March 31, 2025, we do not expect excise tax to be material, due to our planned issuance of stock during the fiscal year. If excise tax applies to any repurchases of our shares we make in future fiscal years, it may increase the cost of our repurchases and may cause us to reduce the number of shares repurchased pursuant to any future share repurchase program.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchase of Equity Securities by the Issuer
In August 2024, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). Under the August 2024 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. There were no share repurchases under the August 2024 Share Repurchase Program for the three months ended March 31, 2025 and the amount that may yet be purchased under the plan is approximately $100 million.
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
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 8, 2025	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ John Rettig
(Date)		John Rettig
President and Chief Financial Officer
(Principal Financial Officer)

