Form 10-K
period 2025-06-30
BILL Holdings, Inc.
filed 2025-08-28
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2024, was approximately $8.4 billion.
The number of shares of Registrant’s common stock outstanding as of August 21, 2025 was 101,628,611.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2025, 2024, and 2023 are referred to herein as fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
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
•our ability to develop new products and services (including artificial intelligence products and services) and bring them to market in a timely manner;
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
You should read this Annual Report on Form 10-K and the documents that we reference herein, that we have filed with the Securities and Exchange Commission (SEC), as exhibits with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
In this Annual Report on Form 10-K, the words "we," "us" and "our" refer to BILL Holdings, Inc. (BILL) together with its wholly-owned subsidiaries, unless the context requires otherwise.

PART I
Item 1. BUSINESS
Overview
Our mission is to make it simple to connect and do business.
We are a leading financial operations platform for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Our integrated platform helps businesses to more efficiently control their payables, receivables, and spend and expense management. Hundreds of thousands of businesses rely on BILL’s proprietary network of millions of members to pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and software providers.
BILL's purpose-built, artificial intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash flow. We have built sophisticated integrations with popular software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Our integrated platform also includes BILL Spend and Expense, our spend and expense management product, which provides a solution for businesses to have smart corporate cards, build and monitor budgets, manage payments, and eliminate the need for manual expense reports.
As of June 30, 2025, approximately 493,800 businesses used our solutions and processed approximately $330 billion in Total Payment Volume (TPV) during fiscal 2025. As of June 30, 2025, approximately 8.3 million network members have paid or received funds electronically using our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for definitions and a detailed discussion of our key business metrics.
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
•Diverse Distribution Channels. We leverage both direct and indirect channels - accounting firms, financial institution partners, and other software integrations - to efficiently go-to-market.
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
•Experienced Management Team and Vibrant Culture. Our management team has deep experience with SMBs, payments, software-as-a-service companies, AI, accounting firms, and financial institutions. We have built a unique culture that resonates strongly with employees.
Our Platform
Our purpose-built, integrated platform leverages our ability to see both sides of a transaction and can easily connect both transaction parties. This promotes the rapid exchange of information and funds, with strong network effects and greater monetization opportunities as more customers adopt our platform. Our platform also expands the ability of businesses using our solutions to real-time budget for, monitor, and approve employee expenses across organizations of all sizes. Our integrated platform enables businesses using our solutions to navigate our product offerings easily, and to gain more visibility and control, empowering them to better manage their finances.
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
Spend and Expense Management
With BILL Spend and Expense, spending businesses gain robust spend and expense management tools, helping them spend smarter. Our spend and expense management product provides businesses full visibility into their spend, by giving businesses the ability to issue any employee their own BILL Divvy Card, a charge card for business expenses. Every card provides access to charge card lines originated through our card issuing partner banks (Issuing Banks) and is linked to proactive spend controls. Managers control their budgets by team through the assignment of individual permissions. Employees can request funds from their phones, and budget owners or admins can approve or deny spend requests on-the-go from a push notification to their phone. Spending businesses can leverage a single, centralized budget or opt for a more sophisticated scenario, where budgets are established by department, team, or project. Rather than building a business budgeting strategy using outdated numbers in a static spreadsheet, our budgeting software syncs automatically with the employee's Mastercard or Visa cards, while also facilitating reimbursements and vendor spend. The intuitive web and mobile applications enable budget owners to drill down into spending by department, team, project, or individual. Whether on-the-go or in the office, an SMB can view up-to-date spend against budgets, so they always know where they stand.
We market BILL Spend and Expense to potential spending businesses and issue business-purpose charge cards through our partnerships with Issuing Banks. When a business applies for a BILL Divvy Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Card pursuant to our credit policies. Once approved for a BILL Divvy Card, the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards.
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
•Purchase order (PO) matching – We sync POs directly from accounting software systems, including Oracle NetSuite, Sage Intacct, and QuickBooks Desktop into our platform. Users can compare POs and invoices on one screen, then route bills for approval and payment seamlessly in the same workflow. This eliminates the need to switch between systems for two-

way matching and reduces the back-and-forth communication between PO creators and accounts payable managers.
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
•Supplier payments plus – A new offering that enables large suppliers to quickly and efficiently process and reconcile high volumes of payments from SMBs through our platform, providing a more seamless payment experience for the businesses they work with.
Partner Integrations
Accounting firms use our platform to provide financial automation, bill payment, and client advisory services, or “CAS,” to their clients. Our platform empowers accountants with a purpose-built console to collaborate with their staff and clients across multiple workflows enabling them to be more strategic and serve more clients.
We provide our financial institution partners a technology platform that enables various integrations, including a white-label integration with their existing business banking services. We deliver single sign-on, multi-factor authentication, integrated provisioning, and entitlement of new accounts, as well as integration with required compliance systems. Transactions are synchronized automatically between the financial institution’s platform and ours, keeping the customer’s view current and consistent.
In addition to our white-labeled solution, we support a broad range of partners and customers with our platform application programming interfaces (APIs). These APIs allow our partners to integrate our platform seamlessly into their solutions, create web or mobile apps that integrate with ours, or leverage our payments capabilities. Through our APIs, developers can:
•make and receive payments;
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
Our Unique Data Asset
Our TPV, network size, and number of transactions processed for businesses using our solutions provide us with a unique data asset. This asset has allowed us to build powerful AI capabilities and is powering our development of AI agents for SMB payables, receivables, procurement, and cash management. The data provides a view into customer transactions and operational status of various payment processes, which enables us not only to effectively manage risk exposure but also to provide businesses using our solutions with enhanced tools, such as automatically populating drafts of bills, to save time and simplify their operations. Our system continues to learn with each payment made and document processed. This virtuous cycle of learning powers a network effect that facilitates customer satisfaction, offers intelligent insights, improves trust and safety, and fuels further growth.
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
Once in the network, other BILL customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses has allowed us to build a robust and growing business-to-business payments directory, which includes approximately 8.3 million network members as of June 30, 2025, representing an increase in cumulative total network members of approximately 18% since June 30, 2024. We define network members as our BILL AP/AR customers plus their suppliers and clients, who have paid or received funds electronically via our platform. These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem.
Payment and Risk Management Services
Our payments engine powers our payment services. Through dedicated connections with banks and payment processors, we issue checks, initiate card-based transactions, originate ACH-based payments, including real-time payments, through our instant transfer feature, and execute wire transfers. Our payments engine handles all aspects of the payment life cycle, including risk management, payment transfers, exception handling, and payment status reporting. We maintain redundancy across core payment methods to ensure that, in the event of an outage with one payment processor, payments can be routed through an alternative provider.
Our risk engine uses both proprietary and third-party tools to detect, identify, and mitigate financial risk associated with payment flows. All transactions are monitored for suspicious behavior and potential fraud, working closely with banking partners to address issues swiftly.

Our system monitors activity for anomalies, ensuring compliance with regulatory requirements and internal risk policies and thresholds. Agents and automated tools collaborate to investigate and resolve issues, safeguarding customer accounts and maintaining the integrity of financial operations. This approach enables rapid adaptation to emerging threats and regulatory changes.
Once a payment transaction is processed, we continue to manage our exposure including, in some cases, seeking to reverse payments when possible. If a suspicious or fraudulent payment cannot be reversed, we follow a rigorous collections process to recover funds.
As our risk management process grows more insightful, we efficiently handle larger payment volumes with AI-enabled risk engines. Protocols are regularly reviewed and updated to ensure ongoing compliance and operational resilience, supporting secure and reliable payment processing for our customers. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our TPV, fraud and credit loss rates for our BILL AP/AR payment services were nominal, approximately 0.01% for fiscal 2025. As a percentage of total card payment volume transacted by spending businesses that use BILL Divvy Cards, fraud and credit loss rate was approximately 0.23% for fiscal 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a detailed discussion of our key business metrics.
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
Competition
Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises; to firms focusing on adjacent products for SMBs which enter one or more of our market segments and offer products that compete with ours; to providers of point solutions that focus on one of the many aspects of our business: document management, workflow management, accounts payable solutions, spend and expense management, card issuance, or accounts receivable solutions; to companies that offer industry-specific payment solutions; to companies that offer competing products to ours.
We differentiate ourselves from our competitors by offering a comprehensive portfolio of financial back-office solutions that handle all of these core cash flow, expense, and financing activities end-to-end. Our extensive investment in building a fully-integrated two-way sync with popular software providers is well-regarded in the industry. With respect to the domestic payments that comprise a large portion of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine. We manage the associated financial risk of processing billions in total payment volume through our proprietary risk models and rules.
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
We also reach customers indirectly through our partnerships with accounting firms, financial institutions, and software providers. While these partners sometimes require an initial integration investment, a go-to-market flywheel takes effect as our partners accelerate the delivery of our platform across their customer base with minimal incremental investment from us.
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
We are contractually obligated to comply with consumer protection laws and regulations applicable to our product offerings and customer base, as well as with Visa, Mastercard, and American Express rules, as a card program manager for our card product offerings. As a card program manager for the Issuing Banks, we have implemented robust programs designed to ensure we are in compliance with applicable regulations and card network rules. The Issuing Banks oversee our compliance program and conduct periodic reviews and third-party audits to ensure compliance with applicable regulations and rules.
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
We are procuring additional state lending licenses to support certain lending products. We also partner with a Federal Deposit Insurance Corporation (FDIC) and state-regulated bank to offer lending products originated by such bank and may originate loans using our own licenses in the future. The lending products and services subject us to state and federal lending regulations including, but not limited to Fair Lending, state specific lending disclosures, and Unfair, Deceptive, or Abusive Acts and Practices and Unfair or Deceptive Acts or Practices requirements.
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
Culture, Inclusion and Sustainability
We are committed to helping build a more sustainable future for businesses using our solutions, as well as for their communities, and stakeholders. We take this commitment seriously and provide transparent disclosures on the progress of this work through both our internal and external communications. Guided by best practices, feedback we receive from our stockholders, and third-party frameworks such as the Sustainability Accounting Standards Board Software & IT Services standards, we are focused on the initiatives described below, among others.
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
As of June 30, 2025, we had a total of 2,364 employees working in two offices in the U.S.: San Jose, CA, and Draper, UT; and others working remotely. We also employ individuals on a temporary basis and use the services of contractors as necessary. None of our employees are represented by a labor union in connection with their employment.
We know our success is tied to recruiting, developing, and retaining our employees. Our Chief People Officer is responsible for creating and implementing our initiatives around our employees and our board of directors has ultimate oversight and receives updates on these initiatives periodically.
To support hiring the best talent for BILL, we have a rigorous interview process with training for hiring managers and interviewers, interview guides tailored specifically for different roles, and impartial talent champions whose role is to uphold BILL’s high hiring standards in our candidate debriefs. We leverage data and analytics to align the recruiting function to business growth and revenue drivers. We also partner with organizations like Codepath.org and ColorStack to support students interested in technical careers. In addition, we have an Ambassador Program that gives candidates an opportunity to connect with current employees to learn more about BILL’s culture before deciding to join BILL.
We are committed to providing a fair and equitable compensation and benefits program that supports our diverse workforce. BILL offers market-competitive base salaries, semi-annual bonuses, and sales incentives. Many of our employees are awarded equity at the time of hire and through annual equity grants. We also offer an employee stock purchase plan to foster a strong sense of ownership and engage our employees in our long-term success. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package, including medical, dental, and vision insurance, family planning support and fertility treatments, and life and income protection plans. In addition, we provide generous paid time-off policies, access to free mental health services, and offer a tax-qualified 401(k) retirement plan. Through the self-directed brokerage features of the plan, participants in the 401(k) plan can choose to invest their contributions in funds that are focused on their particular goals and preferences.
We develop our leaders and high-potential employees through intensive, cohort-based, key talent programs. We offer training for new people managers. To facilitate ongoing learning and development, we provide employees with an online curriculum of study, linked to business needs, leveraging a third-party platform and including special trainings on areas of particular interest. For example, in summer 2025, we launched a “summer of AI,” offering educational and practical trainings encouraging employees to learn about and utilize internal AI tools. Available online education includes coursework in inclusive leadership, change management, and decision-making. We also host a quarterly Leadership Speaker Series, where we invite internal and external subject matter experts from a diverse range of backgrounds to speak to topics in which our employees have expressed interest. All employees are eligible and participate in developmental reviews with their managers. We conduct performance review cycles twice a year.
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
Through an equitable approach to hiring, compensation, and career growth, we have built a company that fosters inclusivity, authenticity, and action. We seek to embed a sense of inclusion and community into our culture and how we serve the businesses using our solutions.
One of the ways we strengthen our workplace culture of inclusion is by supporting employee resource groups (ERGs). ERGs are self-organized communities that bring employees together to raise awareness and belonging for under-represented groups. Through a grassroots effort, BILL employees have established eight ERGs focused on different affinities: women, Latinx, Black, LGBTQIA+, disabilities and mental health, veterans, Pan Asian and Pacific Islanders, and community giving. These ERGs are open to everyone and support the career development of their members through customer chats, skill-building workshops, and community engagement.
As part of our focus on community outreach, we partner with a local high school in San Jose, California, to expose underprivileged, low-income students to technology-focused careers. The program’s goal is to prepare these young adults for academic success, college acceptance, and early career growth by offering work study opportunities, internships, and mentoring. BILL also partnered with the African Diaspora Network to launch their Accelerating Business Leadership and Entrepreneurship (ABLE) program, an enterprise accelerator program, now in its fifth year. The program is designed to support impact-oriented businesses in the United States which are addressing essential community needs and driving innovative solutions, and is committed to providing entrepreneurs from historically disadvantaged communities and connections to Africa with access to capital and investor-ready training by connecting participants with industry leaders. Last year, ABLE graduated 16 entrepreneurs with impact-oriented solutions at the local and national levels across multiple sectors. We are hopeful that through programs and partnerships like these, we can help local communities, promote awareness of our business and company, and identify potential candidates for future recruitment.
Environmental Matters
Our San Jose headquarters building is LEED Gold and Energy Star certified. In San Jose, California and Draper, Utah, we also offer employees free electric vehicle charging stations. Further, we embrace a hybrid work model at each of our office locations, supporting employees to work remotely two days a week, in addition to having a significant number of fully-remote employees who collaborate via videoconference and periodic offsite retreats. This flexible model allows us to minimize employee commute times, thereby reducing congestion, the consumption of energy, and pollution.
Intellectual Property
We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.
As of June 30, 2025, in the U.S., we had 26 issued patents that expire between 2028 and 2042, and 9 pending patent applications. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of June 30, 2025, in the U.S. we had 12 trademark registrations and one pending application covering our company logos and related designs. We also hold two registrations in Canada and one pending application, as well as various pending registrations and applications in other countries. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective. We also own several domain names, including www.bill.com.
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
•Our BILL Divvy Card offering exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their BILL Divvy Cards. Certain of our other current and future product offerings, such as invoice financing, may also subject us to credit risk;
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
•Our recent growth may not be indicative of our future growth, and there is no assurance that we will be able to scale our platform and infrastructure, and manage our growth effectively.
•We are subject to numerous risks related to partner banks and financing arrangements with respect to our spend and expense management solution;
•We use artificial intelligence in our business, and any challenges with successfully developing and deploying new AI tools or properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations;

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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net income of $23.8 million for fiscal 2025, and net losses of $28.9 million, and $223.7 million for fiscal 2024, and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $1.5 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters and in our most recent fiscal year, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.
A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, and volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results.
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, increases in interest rates or the cost of borrowing, changes in foreign currency exchange rates, including recent weakness in the U.S. dollar, newly-imposed tariffs by the U.S. and foreign countries and other restrictions on international trade and supply chains, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions. Finally, recent reductions in U.S. federal government spending, including in the U.S. Small Business Administration, may adversely impact the SMBs we serve.
More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market changes and downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, new or increased trade barriers, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as ongoing global geopolitical conflicts, changes in government spending levels, and changes in immigration policy impacting the availability of qualified employees for the SMBs we serve, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, we may be impacted by any turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
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
•our ability to retain and expand our relationships with our accounting firm partners, financial institution partners and software provider partners, or to identify and attract new partners;
•our ability to build and deploy AI-powered solutions and the amount and timing of the associated research and development expenses;
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

•the development or introduction of new platforms or services that are easier to use or more advanced than our current suite of services;
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
To increase our revenue, we must continue to attract new customers and increase sales to those customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that compete or are perceived to compete with our platform, our ability to sell subscriptions, drive transaction volume, or successfully increase customer adoption of new products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users perceive that features incorporated into alternative products reduce the need for our platform or if they prefer to purchase products that are bundled with solutions offered by other companies. Further, in an effort to attract new customers, we may offer simpler, lower-priced products or promotions, which may reduce our profitability.
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
To date, a significant portion of our growth has been attributable to customer adoption of new and existing payment products. To increase our revenue, in addition to acquiring new customers, we must continue to retain existing customers and convince them to expand their use of our platform by incentivizing them to pay for additional services and driving adoption of new and existing payment products, including ad valorem products such as our BILL Divvy Cards, virtual cards, instant transfer, and international payment offerings. Our ability to retain our customers, drive adoption and increase usage could be impaired for a variety of reasons, including our inability to develop and launch new payment products, SMB preference for lower-cost payment solutions, customer reaction to changes in the pricing of our products, general economic conditions or the other risks described in this Annual Report on Form 10-K. Our ability to sell additional services or increase customer adoption of new or existing products may require more sophisticated and costly sales and marketing efforts, especially for our larger customers. If we are unable to retain existing customers or increase the usage of our platform by them, it would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with customers and accounting firms primarily consist of open-ended arrangements that can be terminated by either party without penalty at any time. Our customers have no obligation to renew their subscriptions to our platform after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including customer spending levels, customer satisfaction with our platform and customer service, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. In addition, if any of the software providers with which our platform currently integrates should choose to disable two-way synchronization, there can be no assurance that customers shared with such providers would not choose to leave our platform, adversely affecting our business and results of operations. If our customers do not renew their subscriptions, or if they reduce their usage of our platform, our revenue and other operating results will decline and our business will suffer. Moreover, if our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
Our BILL Divvy Card offering exposes us to credit risk and other risks related to spending businesses' ability to pay the balances incurred on their BILL Divvy Cards. Certain of our other current and future product offerings, such as invoice financing, may also subject us to credit risk.
We offer our BILL Divvy Card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our BILL Divvy Cards uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, policies of Issuing Banks, and other factors.
For a substantial majority of extensions of credit to BILL Spend and Expense spending businesses facilitated through our spend and expense management platform, we purchase from the Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using BILL Divvy Cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. In addition, we have in the past and may in the future tighten our credit requirements for customer or vendor eligibility for such solutions, which may limit the growth and profitability of these solutions or result in customer attrition. We do not file UCC liens or take other security interests on BILL Divvy Card balances, which significantly reduces our ability to collect amounts outstanding from spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
Moreover, the funding model for our BILL Divvy Card product relies on a variety of funding arrangements, including "warehouse facilities." Any significant underperformance of the participation interests we own may adversely impact our relationship with such funding sources and result in an increase in our cost of financing, a modification or termination of our existing funding arrangements or our ability to procure funding, which would adversely affect our business, operating results, financial condition, and future prospects.
We also offer invoice financing whereby, through a relationship with a third-party bank, we extend credit to customers and vendors of our customers, enabling them to finance outstanding invoices. Invoices are typically repaid within a short period, but those that remain outstanding beyond a defined term are assessed interest and, in some cases, may incur losses. Although this and our other credit offerings, such as instant transfer, are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness, or any increase in default rates for our credit products, could cause us to incur significant losses and harm our business, operating results, and financial condition.

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
The market for cloud-based software that automates the financial back-office is highly fragmented, competitive, and constantly evolving. We believe that our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based automated back-office solution as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our competitors in the cloud-based software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in October 2023, Intuit launched a native bill payment solution with integration to its QuickBooks accounting software. In addition, Brex and Ramp, firms primarily known for offering spend and expense management products, introduced bill payment products in recent periods. While we believe our platform offers much greater functionality than these products, there can be no assurance that QuickBooks customers will not opt to change providers for certain accounts payable services in the future, or that our ability to win, retain and expand our footprint with BILL Divvy Card customers will not be challenged by these competing offerings. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. Certain competitors may also have long-standing exclusive, or nearly exclusive, relationships with financial services provider partners to accept payment cards and other services that compete with what we offer. As we look to market and sell our platform to potential customers, spending businesses, or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
As of June 30, 2025, we had approximately 493,800 businesses using our solutions and TPV processed was approximately $329.8 billion, $292.4 billion, and $266.0 billion during fiscal 2025, 2024, and 2023, respectively. We have grown rapidly to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.

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
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, or from war (such as the ongoing conflict in Ukraine and recent developments in the Middle East) or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, the sudden closure of SVB in March 2023 introduced a potential risk of loss because we held certain corporate and customer funds at SVB. Although we were able to move substantially all such funds to large multinational financial institutions and to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors, there can be no assurance that we would be able to do so in the future in the event of a similar or more severe, systemic banking crisis. In addition, cash held at banks and financial institutions is subject to applicable deposit insurance limits, and in the event that our corporate or customer funds held at a given institution exceed such limits, or are held in investments that are not covered by deposit insurance, such funds may be unrecoverable in the event of a future bank failure.
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
For fiscal 2025, 2024, and 2023, we generated $161.8 million, $167.4 million, and $113.8 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 11%, 13%, and 11% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
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

Our recent growth may not be indicative of our future growth, and there is no assurance that we will be able to scale our platform and infrastructure, and manage our growth effectively.
Our revenue was $1.5 billion, $1.3 billion, and $1.1 billion during fiscal 2025, 2024, and 2023, respectively. Our TPV was $329.8 billion, $292.4 billion, and $266.0 billion during fiscal 2025, 2024, and 2023, respectively. Our rate of revenue growth will fluctuate from period to period, as it depends on a number of factors, including our ability to:
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
•successfully identify and acquire or develop and invest in businesses, products, or technologies that we believe could complement or expand our platform, including developing our AI-powered solutions; and
•increase awareness of our brand and successfully compete with other companies.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. Further, the revenue that we derive from interest income on customer funds is dependent on interest rates, which we do not control. Moreover, we expect to continue to spend substantial financial and other resources on our technology infrastructure, product development, and sales, marketing and customer success. As usage of our platform grows, we will also need to devote additional resources to improving and maintaining our infrastructure and third-party integrations to maintain performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing customer base. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, if our investments do not result in increased revenue growth, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to maintain profitability. You should not rely on our revenue from any prior quarterly or annual periods as any indication of our future revenue or revenue or payment growth.
Certain credit products, including our BILL Divvy Card, are dependent on our relationship with the Issuing Banks.
The extensions of credit facilitated through our BILL Spend and Expense offering and certain of our accounts payable offerings are originated through our Issuing Banks, Cross River Bank, WEX Bank and Web Bank. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”. If the legal structure underlying these bank partnerships or the extensions of credit thereunder were to be successfully challenged on these or other grounds, our ability to offer our credit products on favorable terms or at all may be adversely affected. In addition, certain banks engaged in similar partnerships and activities have been subject to increased regulatory scrutiny. Adverse orders or regulatory enforcement actions against one or more of the Issuing Banks, even if unrelated to our business, could impose restrictions on such Issuing Banks’ ability to continue to extend credit through our platform or on current terms, or could result in the Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered by an Issuing Bank to more rigorous reviews.
The Issuing Banks are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking laws, regulations, and examination requirements. We, in turn, are subject to audit by the Issuing Banks in accordance with FDIC guidance related to management of service providers and other bank-specific requirements pursuant to the terms of our agreements with the Issuing Banks. If we fail to comply with requirements applicable to us by law or contract, or if third-party audits by the Issuing Banks or regulatory examinations of the Issuing Banks were to conclude that our processes and procedures are insufficient, we may be subject to increased costs or indirect fines or penalties, and the Issuing Banks could terminate their relationships with us.
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
We rely on a variety of funding sources to support our BILL Divvy Card offering. If our existing funding arrangements are not renewed or replaced, or if our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could adversely affect our business, operating results, financial condition, cash flows, and future prospects.
To support the operations and growth of our spend and expense management business, we must maintain a variety of funding arrangements, including "warehouse facilities," which provide for an aggregate of $600.0 million in borrowing capacity pursuant to our 2021 Credit Facility and 2025 Credit Facility (together with the 2021 Credit Facility, the Revolving Credit Facilities), as described in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In particular, we have financing arrangements in place pursuant to which we purchase from the Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash.

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
We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time, depending on the availability of such funding arrangements. In addition, our funding sources may curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding upon reassessing their exposure to our industry or in light of changes to general economic, market, credit, or liquidity conditions. Further, our funding sources may experience financial distress, enter into receivership, or become insolvent, which may prevent us from accessing financing from these sources. In addition, because our borrowings under current and future financing facilities may bear interest based on floating rate interest rates, our interest costs may increase if market interest rates rise. Finally, because borrowings under our Revolving Credit Facilities are subject to a limited guaranty by BILL Holdings, Inc., we may need to use our cash or cash equivalents to remedy any alleged breaches by our wholly-owned subsidiaries party to such agreements.
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
If we do not or cannot maintain the compatibility of our platform with popular software solutions or offerings of our partners, our revenue and growth prospects will decline.
To deliver a comprehensive solution, our platform integrates with popular software solutions including Intuit QuickBooks, Oracle NetSuite, Sage Intacct, Xero, and Microsoft Dynamics 365 Business Central, through APIs made available by these software providers. We automatically synchronize certain data between our platform and these software systems relating to invoices and payment transactions between our customers and their suppliers and clients. This two-way sync saves time for our customers by reducing duplicative manual data entry and provides the basis for managing cash-flow through an integrated solution for accounts payable, accounts receivable, spend and expense management, and payments.
If any of the software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms or practices governing their use in a manner that is adverse to our business, we may be restricted or may not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business, operating results, and financial condition. In addition, if any of these software providers reconfigure their platforms in a manner that no longer supports our integration with their software, we would lose customers and our business would be adversely affected.
If we are unable to increase adoption of our platform with customers of these software solutions, our growth prospects may be adversely affected. In addition, any of these software providers may seek to develop a payment solution of its own, acquire a solution to compete with ours, or decide to partner with other competing applications, any of which its SMB customers may select over ours, thereby harming our growth prospects and reputation and adversely affecting our business and operating results.

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
We use artificial intelligence in our business, and any challenges with successfully developing and deploying new AI tools or properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have incorporated, and expect to continue to incorporate, AI features into our platform and product offerings, and our success will depend in part on our ability to do so in a way that is both compelling to the businesses using our solutions and cost-effective. We currently leverage AI to prepopulate invoices based on the historical behavior of businesses using our solutions and to aid our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment, among other things. Moving forward, we will be launching AI agents for SMB payables, receivables, procurement, and cash management. We have made and expect to continue to make significant investments in developing and deploying our AI technology. There can be no assurances, however, that our development efforts will be successful. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively, cause us to lose some or all of our investments in developing these products, and adversely affect our results of operations.
Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation that would govern the development or use of AI is under consideration in the U.S. at the state and local level, as well as internationally. For example, the EU Artificial Intelligence Act, which aims to introduce a common regulatory and legal framework for AI, was officially published on July 12, 2024 and came into effect on August 1, 2024. The EU Artificial Intelligence Act regulates AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Our ability to use AI and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

If we lose our founder or key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend upon the continued services of our management team and other key employees. Our founder and Chief Executive Officer, René Lacerte, and our President and Chief Operating Officer, John Rettig, are critical to our overall management, as well as the continued development of our products, our partnerships, our culture, our relationships with accounting firms, and our strategy. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of acquired businesses. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable. The loss of our founder, or one or more of our senior management, key members of senior management of acquired companies or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
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
Certain of our products, including our BILL Divvy Card and our virtual card products, generate revenue primarily from interchange fees paid by the supplier accepting the cards for purchase transactions. Interchange fees comprise a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, in March 2024, Visa and Mastercard reached a proposed settlement to pending antitrust litigation, that would have provided savings to merchants by reducing interchange fees on card transactions by setting a five year cap on interchange fee rates and permitting merchants to pass along surcharges for credit card use to cardholders or reject cards altogether, among other changes. This proposed settlement was subsequently rejected by the court in June 2024 and the matter may proceed to trial. While the impact of this litigation on our business remains unclear, any restrictions imposed by a judgment of the court or one or more new settlements may reduce the amount of interchange fees we receive from transactions using our card products, which could negatively impact our revenues. In addition, if customers are deterred or prevented from using our card products as a result of merchant policies, new surcharges or reduced attractiveness of rewards programs, our business, financial condition, and operating results could be adversely impacted.
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
We have funded our operations since inception primarily through equity and equity-linked securities offerings, sales of subscriptions to our products, transaction fees, interest earned on customer funds, and debt financings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. In recent periods, market interest rates have increased and the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. More recently, credit and capital markets have been impacted by instability in the U.S. banking system. In addition, a recession or depression, high inflation, or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of June 30, 2025, we had net operating loss (NOL) carryforwards of $944.3 million, $881.6 million and $13.4 million for federal, state and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2025. As of June 30, 2025, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2025, we also had research and development tax credit carryforwards of $89.4 million and $66.2 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits, to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act of 2025 (the impact of which we are still assessing);

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
Natural disasters, pandemics such as the COVID-19 pandemic, other catastrophic events, and man-made problems, such as terrorism, war, or economic or trade sanctions related to war or other geopolitical conflicts, may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence in the San Francisco Bay Area in California and in Draper, Utah. The west coast of the U.S. contains active earthquake zones and is subject to frequent wildfire outbreaks and the Houston area frequently experiences significant hurricanes. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flooding, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. In addition, data centers depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change.
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
Our business could be negatively affected as a result of actions by or proposals from activist stockholders, and such activism could impact the trading value of our securities and harm our business, financial condition and results of operations.
We may be subject to actions by or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to these actions or proposals can be costly and time consuming, disrupt our business and operations and divert the attention of our Board of Directors, management and employees. If activist stockholders were to emerge, their activities could interfere with our ability to execute our strategies and divert resources from our business. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention of management and our Board of Directors. Activist stockholders may create perceived uncertainties as to our future direction which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers and partners and may affect our relationships with current customers, partners, vendors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Several of our subsidiaries maintain licenses to operate in regulated businesses in U.S. states and Canada. Our subsidiary, Bill.com, LLC, maintains licenses, as applicable, to operate as a money transmitter (or its equivalent) in the U.S., the District of Columbia, the Commonwealth of Puerto Rico, and, to the best of our knowledge, in all the states where such licensure or registration is required for our business. In addition, our subsidiary, Bill.com Canada, LLC is a Foreign Money Services Business in Canada and the regulations applicable to our activity in Canada are enforced by FINTRAC, the Bank of Canada, and Quebec’s Financial Markets Authority. As a licensed money transmitter in the U.S., we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and examinations by state and federal regulatory agencies concerning various aspects of our business. As a licensed Foreign Money Services business in Canada, we are subject to Canadian compliance regulations applicable to money movement and sanctions requirements. In addition, our DivvyPay, LLC subsidiary (Divvy) holds brokering and servicing licenses required in connection with our BILL Divvy Card offering, and certain of our other subsidiaries hold loan brokering and servicing licenses as well.
In addition, other subsidiaries of ours are required to maintain loan brokering or servicing licenses in a number of U.S. states in which we conduct business and are contractually obligated to comply with federal consumer protection laws and regulations, applicable state laws, as well as card network rules as a card program manager for our BILL Divvy Card. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the Federal Trade Commission, the Consumer Financial Protection Bureau, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
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
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the countries in which our subsidiaries Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go) have subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this "Risk Factors" section our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. For example, the State of California has adopted new climate-related disclosure requirements, and compliance with such rules could require significant effort and resources.
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
Although we currently only offer our payment and card products to customers in the U.S., UK, and Canada, Invoice2go has international subscribers in approximately 150 countries, including Australia and several EU countries, for which payment activity is conducted through third-party payment providers. As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act, the UK Office of Financial Sanctions Implementation and, to the extent we expand our offerings into the EU, EU money laundering directives. As part of our compliance efforts, we scan our customers and payments against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. For example, we previously identified gaps in our IP address blocking controls and believe that certain U.S. domestic payments were made through our platform by U.S. customers while traveling in sanctioned countries. In addition, we identified that one of our acquired subsidiaries, Zipbooks, onboarded and received a limited amount of subscription payments from certain subscribers potentially located in sanctioned countries. In March 2024, we submitted a voluntary self-disclosure to OFAC related to these issues and, in November 2024, OFAC completed its review and issued us a cautionary letter. We have implemented additional controls and screening tools designed to prevent similar activity from occurring in the future, but there can be no assurance that we will not encounter similar issues with our sanctions compliance processes in the future. If we are found to have failed to comply with U.S. sanctions laws, we could be subject to certain penalties, including monetary fines, as well as reputational harm. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S. and Canada, and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.
In the United States, most of our services are subject to anti-money laundering laws and regulations, including the BSA, the Anti-Money Laundering Act of 2020, and similar state laws and regulations. The BSA requires, among other things, MSBs to develop and implement risk-based anti-money laundering programs, to report suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States, Canada, and in many other foreign jurisdictions continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. and Canada. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.

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
As of June 30, 2025, we had outstanding $33.5 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2025 Notes, and the 2027 Notes, the Notes), and had drawn $180.0 million under our 2021 Credit Facility. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facilities are secured by our BILL Divvy Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes, 2027 Notes and 2030 Notes was not triggered as of June 30, 2025, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of our Notes and our common stock.
In connection with the sale of each of the 2025 Notes, the 2027 Notes and the 2030 Notes we entered into privately negotiated Capped Call transactions (collectively, the Capped Calls) with certain financial institutions (option counterparties). The Capped Call transactions are designed to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with certain repurchases of our 2025 Notes, we subsequently unwound and terminated the Capped Calls related to the 2025 Notes.
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
•announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations, including with respect to our and our competitors' agentic and other AI offerings;
•acquisitions, partnerships, joint ventures, capital commitments, or other strategic transactions;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 103,012,468 shares of our common stock outstanding as of June 30, 2025. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In August 2025, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300 million of our outstanding shares of common stock from time to time (the 2025 Share Repurchase Program), using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements.
Previously, in August 2024, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300 million of our outstanding shares of common stock from time to time (the August 2024 Share Repurchase Program), using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. As of June 30, 2025, we had repurchased approximately $235 million in shares of common stock under the August 2024 Share Repurchase Program and, in July 2025, we repurchased the remaining $65.0 million in shares of common stock under this program. In addition, concurrently with our offering of 2030 Notes in December 2024, we repurchased approximately $200 million in shares of our common stock in privately negotiated transactions pursuant to a separate authorization.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. Although we do not currently expect such excise taxes to be material to us due to our anticipated issuance of common stock, any excise tax applicable to the repurchase programs described above may increase the cost of such repurchases and may cause us to reduce the number of shares repurchased.
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
Our information security program is managed by our interim Chief Information Security Officer (CISO), who reports to our Chief Technology Officer and oversees a team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our foundational security engineering, governance risk and compliance, product security and security operations teams report into our interim CISO and provide regular updates on significant or potentially significant threats and incidents. Our interim CISO has nearly 20 years of experience serving in information security roles in healthcare and technology companies.
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
Governance
In light of the critical importance of cybersecurity to our business, in the spring of 2023, our board of directors formed a standing cybersecurity committee. The cybersecurity committee meets quarterly and is responsible for reviewing with management our cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. These reports include updates on our information security risks and threats, any notable incidents, escalations or third-party risks, the status of projects to strengthen our information security systems, assessments of the information security program, the emerging threat landscape and company security culture. The interim CISO provides reports at least quarterly to the cybersecurity committee as well as to our Chief Executive Officer, Chief Technology Officer, and other members of our senior management, as appropriate. The cybersecurity committee also receives quarterly updates from our legal department and third-party experts. Our cybersecurity committee provides regular updates to the board of directors on such reports, and coordinates with the audit committee of the board of directors with respect to any risks with implications for our financial reporting, accounting, internal controls or other matters presenting significant financial risk.
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
Item 2. PROPERTIES
We lease our office facilities, including approximately 138,000 square feet in San Jose, California for our corporate headquarters. This lease agreement expires in June 2031. We also maintain an office in Draper, Utah. Our leased facilities in Draper, Utah consist of 155,000 square feet of office space for our employees, approximately 26,000 square feet of which is being subleased expiring in December 2030. The lease for our Draper, Utah property expires in May 2031.
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
Holders of Record
As of June 30, 2025, there were 151 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from June 30, 2020, through June 30, 2025, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2020, and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities
In connection with our commercial relationship with CPA.com, Inc. (CPA.com), on April 7, 2025, we issued to CPA.com warrants (the Warrants) to purchase up to an aggregate of 312,682 shares (the Warrant Shares) of our common stock at an exercise price $0.01 per Warrant Share. The Warrants, which were issued as a result of the achievement of certain performance milestones under the commercial relationship, were net exercised on April 13, 2025 in full for 312,607 shares of our common stock.
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
Purchase of Equity Securities by the Issuer
In August 2025, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the

2025 Share Repurchase Program). Under the 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
Previously, in August 2024, our board of directors approved a share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). As shown below, as of June 30, 2025, approximately $65.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program; however, in July 2025, we repurchased $65.0 million of our common stock under this program and completed the repurchase of shares under the August 2024 Share Repurchase Program.
The following table provides shares repurchase activity during the three months ended June 30, 2025:

Period	Total number of shares purchased (in thousands) (1) (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1) (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1) (2)
April 1, 2025 - April 30, 2025	—	—	—	$99,985
May 1, 2025 - May 31, 2025	—	—	—	$99,985
June 1, 2025 - June 30, 2025	776	$45.09	776	$64,988
Total	776		776	$64,988
(1) See Note 10, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
(2) Represents repurchases and then-remaining amounts under our August 2024 Share Repurchase Program.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of fiscal 2025 compared to fiscal 2024. A discussion of fiscal 2024 compared to fiscal 2023 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 23, 2024, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investor.bill.com.
Overview
We are a leading financial operations platform for small and midsize businesses (SMBs). As a champion of SMBs, we are automating the future of finance so businesses can thrive. Our integrated platform helps businesses to more efficiently control their payables, receivables, and spend and expense management. Hundreds of thousands of businesses rely on BILL’s proprietary network of millions of members to pay or get paid faster. Headquartered in San Jose, California, we are a trusted partner of leading U.S. financial institutions, accounting firms, and software providers.
Our purpose-built, artificial intelligence (AI)-enabled financial software platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash flow. We have built sophisticated integrations with popular software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Our integrated platform also includes BILL Spend and Expense, our spend and expense management product, which provides a solution for businesses to have smart corporate cards, build and monitor budgets, manage payments, and eliminate the need for manual expense reports.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms, financial institution partnerships and software providers. As of June 30, 2025, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and six of the top ten largest financial institutions for SMBs in the United States (U.S.), including JPMorgan Chase, Bank of America, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $1.5 billion and $1.3 billion during fiscal 2025 and 2024, respectively, a year-over-year increase of $172.4 million. We generated net income of $23.8 million and net loss of $28.9 million during fiscal 2025 and 2024, respectively.
Macroeconomic and Other Factors
Current macroeconomic conditions and uncertainties, including volatility in interest rates and borrowing costs, inflation and currency exchange rates, and recent changes in international trading relationships, supply chains and U.S. and foreign tariff rates have impacted and could continue to impact our business and the SMBs we serve. SMBs are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may, in the event of adverse economic conditions or a recession or any inability to access financing moderate their expenditures, shift to lower-cost methods of payment, or cease operations entirely. For example, in fiscal 2025, we observed certain BILL AP/AR customers reduce their spending, resulting in a reduced TPV per customer. Reductions in interest rates by the U.S. Federal Reserve Bank may improve financial conditions for SMBs, but there can be no assurance of future rate cuts or any corresponding increase in economic activity. At the same time, such reductions in interest rates have the effect of reducing the interest on funds held for customers we generate. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
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
Our subscription revenue is primarily based on a fixed monthly or annual rate per user or per customer account. Our transaction revenue consists of transaction fees and interchange fees on a fixed or variable rate per transaction. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, pay-by-card, invoice financing, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
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
Our Receivables Purchases and Servicing Model
We market our BILL Spend and Expense software and BILL Divvy Card, a charge card for business expenses, to potential spending businesses and issue business-purpose charge cards through our card issuing partner banks (Issuing Banks). When a business applies for a BILL Divvy Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Card pursuant to our credit policies. Once approved for a BILL Divvy Card the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards, establish budgets, and manage spend.
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
When a spending business completes a purchase transaction, the payment to the supplier is made by the cards' Issuing Bank. Obligations incurred by the spending business in connection with their purchase transaction are reflected as receivables on the Issuing Bank's balance sheets from the BILL Divvy Card account for the spending business. The Issuing Bank then sells a 100% participation interest in the receivable to us. Pursuant to our agreements with the Issuing Banks, we are obligated to purchase the participation interests in all of the receivables originated through our platform, and our obligations are secured by cash deposits. When we purchase the participation interests, the purchase price is equal to the outstanding principal balance of the receivable.
In order to purchase the participation rights in the receivables, we maintain certain funding arrangements, including warehouse facilities. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although we may also fund purchases using corporate cash.
Our Business Model
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire them directly through digital marketing and inside sales and indirectly by partnering with leading companies that are trusted by SMBs, including accounting firms, financial institutions, and software providers.
Our revenue from existing businesses using our solutions is visible and predictable. For fiscal 2025, over 89% of our subscription and transaction revenue from BILL AP/AR customers came from customers who were acquired prior to the start of the fiscal year. See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL AP/AR customers. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those customers of our financial institution partners, approximately 86% of BILL AP/AR customers as of June 30, 2024 were still customers as of June 30, 2025.
Net dollar-based retention rate is an important indicator of customer satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each fiscal year. We calculate our net dollar-based retention rate by starting with the revenue billed to BILL AP/AR customers in the last quarter of the prior fiscal year (Prior Period Revenue). We then calculate the revenue billed to these same customers in the last quarter of the current fiscal year (Current Period Revenue). See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL AP/AR customer. Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new customers and excludes interest earned on funds held for customers. We then repeat the calculation of Prior Period Revenue and Current Period Revenue with respect to each of the preceding three quarters, and aggregate the four Prior Period Revenues (the Aggregate Prior Period Revenue) and the four Current Period Revenues (the Aggregate Current Period Revenue). Our net dollar-based retention rate equals the Aggregate Current Period Revenue divided by Aggregate Prior Period Revenue.
Our net dollar-based retention rate was 94%, 92%, and 111% during fiscal 2025, 2024, and 2023, respectively. The increase in fiscal 2025 when compared to fiscal 2024 was primarily due to increased revenue from businesses associated with financial institution partners and growth in total payment volume. The decrease in fiscal 2024 when compared to fiscal 2023 was primarily due to the change in spending patterns per customer, continued softness in the SMB economic environment, which limited payment monetization, and the migration or churn of certain customers of a bank partner.
Key Business Metrics
We regularly review several metrics, including the key business metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We periodically review and revise these metrics to reflect changes in our business.
We present our key business metrics on a consolidated basis, which we believe better reflects the performance of our consolidated business overall. Our key business metrics are defined following the table below and track our BILL AP/AR, BILL Spend and Expense, and Embedded Solutions and Other combined (as further defined below). The relevant metrics for each of BILL AP/AR, BILL Spend and Expense, and Embedded Solutions and Other are set forth in the footnotes to the table. The calculation of the key business metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts, or investors.

	As of June 30,			% Growth as of June 30,
	2025	2024	2023	2025	2024
Businesses using our solutions (1)	493,800	474,600	461,000	4%	3%

	Year ended June 30,			% Growth Year ended June 30,
	2025	2024	2023	2025	2024
Total Payment Volume (billions) (2)	$329.8	$292.4	$266.0	13%	10%

	Year ended June 30,			% Growth Year ended June 30,
	2025	2024	2023	2025	2024
Transactions processed (millions) (3)	121.3	103.8	85.1	17%	22%
(1)As of June 30, 2025, the total number of BILL AP/AR customers was approximately 169,500; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 41,100, and the total number of Embedded Solutions and Other customers was approximately 283,200.
(2)During fiscal 2025, the TPV by BILL AP/AR customers was approximately $279.0 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $21.5 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $29.3 billion.
(3)During fiscal 2025, the total number of transactions executed by BILL AP/AR customers was approximately 47.8 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 66.4 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 7.1 million.
Businesses Using Our Solutions
We define businesses using our solutions as the summation of: (A) businesses that use our core BILL accounts payable and receivable platform (BILL AP/AR), (B) spending businesses that use our BILL Spend and Expense product, and (C) businesses that access our solutions through our embedded partners' platforms and other indirect sales channels (including our financial institution partners), and Invoice2go subscribers (Embedded Solutions and Other). Businesses using more than one of our solutions are included separately in the total for each solution utilized; as of June 30, 2025, this included approximately 15,800 businesses. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. Businesses using our solutions exclude certain network members utilizing limited features of our platform, such as those that only receive payments. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal year.
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV is presented gross of payments that may be subsequently reversed. Such reversals comprised less than 2% of TPV during each of fiscal 2025, 2024, and 2023.
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
Subscription fees are fixed at a monthly or annual rate per user or per customer account for the use of our platform to process transactions. Transaction fees are fees collected for each transaction processed, on either a fixed or variable fee basis. Transaction fees primarily include processing of payments in the form of checks, ACH, card payments, real-time payments, pay by card, invoice financing, cross-border payments, and the creation of invoices. Transaction fees also include interchange fees paid by suppliers accepting card payments. Fixed transaction fees are set at a fixed charge per payment transaction, while variable transaction fees are generally calculated based on a percentage of the dollar amount of the payment transaction.
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
We enable our SMB and accounting firm customers to make virtual card payments to their suppliers. We also facilitate the extension of credit to spending businesses through the BILL Spend and Expense product in the form of BILL Divvy Cards. The spending businesses utilize the credit on BILL Divvy Cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and BILL Divvy Cards are originated through agreements with the Issuing Banks. Our agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. For each virtual card and BILL Divvy Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on our agreements with the Issuing Banks, we recognize the interchange fees as revenue gross or net of fees paid to the Issuing Banks based on our determination of whether we are the principal or the agent under the agreements.
We also enter into multi-year contracts with financial institution customers to provide them with access to our cloud-based payments platform. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed minimum fees that are paid over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with our online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete. The total consideration in these contracts varies based on the number of users and transactions to be processed.
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
Service Costs and Expenses
Service costs – Service costs consist primarily of costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, net of card network incentives, fees for processing payments), personnel-related costs, including stock-based compensation, for our customer success and payment operations teams, outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business and based on whether or not we are the principal or the agent under arrangements with third parties.
Research and development (R&D) – R&D expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our R&D teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of R&D expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our R&D expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our R&D team to develop new products and product enhancements, including continued investments in our artificial intelligence tools and offerings, such as AI agents. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs into service costs over the estimated life of the new product or incremental functionality, which is generally three years.
Sales and marketing – Sales and marketing expenses consist primarily of rewards expense in connection with our card rewards programs, personnel-related expenses, including stock-based compensation expenses, for our sales and marketing teams, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platform through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining new customer contracts are deferred and amortized ratably over the estimated period of our relationship with new customers.
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
Provision for expected credit losses – Provision for expected credit losses represents the amount of expense required to maintain the allowance for expected credit losses on our consolidated balance sheets, which represents management’s estimate of expected credit losses. In the event that our receivables outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the provision for expected credit losses. The provision is determined based on our estimate of expected credit losses on acquired cards receivables, loans held for investment and accounts receivable on our balance sheets, changes in our estimate of expected credit losses on receivables outstanding and loans held for investment as of the end of the period and the net charge-offs incurred in the period.
Depreciation and amortization – Depreciation and amortization consist of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, customer relationship, and trade names. Amortization of capitalized internal-use software costs paid in cash are excluded.
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits, including commission, and stock-based compensation expense. Additionally, these costs include contract termination expenses and other costs related to the execution of our restructuring plan announced on December 5, 2023, which included a reduction in force (RIF) and closure of our office in Sydney, Australia (Restructuring Plan). Refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Restructuring Plan.
Other income, net – Other income, net consist primarily of interest income on our corporate funds, gain on debt extinguishment and interest expense on our borrowings (including amortization of debt discount and issuance costs).
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Year ended June 30,			Change (2025 compared to 2024)		Change (2024 compared to 2023)
	2025	2024	2023	Amount	%	Amount	%
Revenue
Subscription and transaction fees (1)	$1,300,804	$1,122,733	$944,710	$178,071	16%	$178,023	19%
Interest on funds held for customers	161,766	167,439	113,758	(5,673)	(3)%	53,681	47%
Total revenue	1,462,570	1,290,172	1,058,468	172,398	13%	231,704	22%
Cost of revenue
Service costs (1)	229,805	189,894	151,010	39,911	21%	38,884	26%
Depreciation and amortization	42,298	44,722	42,967	(2,424)	(5)%	1,755	4%
Total cost of revenue	272,103	234,616	193,977	37,487	16%	40,639	21%
Gross profit	1,190,467	1,055,556	864,491	134,911	13%	191,065	22%
Operating expenses
Research and development (1)	340,059	336,754	314,632	3,305	1%	22,122	7%
Sales and marketing (1)	543,711	478,540	515,858	65,171	14%	(37,318)	(7)%
General and administrative (1) (3)	281,913	277,662	249,054	4,251	2%	28,608	11%
Provision for expected credit losses	72,749	60,105	32,224	12,644	21%	27,881	87%
Depreciation and amortization (2)	32,637	49,072	48,496	(16,435)	(33)%	576	1%
Restructuring	—	27,587	—	(27,587)	(100)%	27,587	100%
Total operating expenses	1,271,069	1,229,720	1,160,264	41,349	3%	69,456	6%
Operating loss	(80,602)	(174,164)	(295,773)	93,562	(54)%	121,609	(41)%
Other income, net	111,012	147,845	72,856	(36,833)	(25)%	74,989	103%
Income (loss) before provision for income taxes	30,410	(26,319)	(222,917)	56,729	(216)%	196,598	(88)%
Provision for income taxes	6,611	2,559	808	4,052	158%	1,751	217%
Net income (loss)	$23,799	$(28,878)	$(223,725)	$52,677	(182)%	$194,847	(87)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Year ended June 30,			Change (2025 compared to 2024)		Change (2024 compared to 2023)
	2025	2024	2023	Amount	%	Amount	%
Revenue - subscription and transaction fees	$2,329	$1,831	$188	$498	27%	$1,643	874%
Cost of revenue - service costs	9,627	9,309	9,111	318	3%	198	2%
Research and development	107,603	103,382	93,364	4,221	4%	10,018	11%
Sales and marketing *	39,992	49,070	130,421	(9,078)	(19)%	(81,351)	(62)%
General and administrative	82,981	81,209	80,619	1,772	2%	590	1%
Restructuring	—	3,574	—	(3,574)	(100)%	3,574	100%
Total stock-based compensation	$242,532	$248,375	$313,703	$(5,843)	(2)%	$(65,328)	(21)%
* Fiscal 2023 includes $52.2 million of stock-based compensation expense related to separation and advisory agreements with our former Chief Revenue Officer.
(2) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.
(3) Provision for expected credit losses was included in general and administrative expenses in fiscal 2023.
The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year ended June 30,
	2025	2024	2023
Revenue
Subscription and transaction fees	89%	87%	89%
Interest on funds held for customers	11%	13%	11%
Total revenue	100%	100%	100%
Cost of revenue
Service costs	16%	15%	14%
Depreciation and amortization	3%	3%	4%
Total cost of revenue	19%	18%	18%
Gross profit	81%	82%	82%
Operating expenses
Research and development	23%	25%	30%
Sales and marketing	37%	37%	49%
General and administrative	20%	22%	24%
Provision for expected credit losses	5%	5%	3%
Depreciation and amortization	2%	4%	5%
Restructuring	—%	2%	—%
Total operating expenses	87%	95%	110%
Operating loss	(6)%	(13)%	(28)%
Other income, net	8%	11%	7%
Income (loss) before provision for income taxes	2%	(2)%	(21)%
Provision for income taxes	—%	—%	—%
Net income (loss)	2%	(2)%	(21)%
Comparison of Fiscal 2025 and 2024
Revenue
The following table sets forth our revenue during fiscal 2025 and 2024, respectively (amounts in thousands):

	Year ended June 30,		Change
	2025	2024	Amount	%
Subscription fees	$272,136	$257,143	$14,993	6%
Transaction fees	1,028,668	865,590	163,078	19%
Total subscription and transaction fees	1,300,804	1,122,733	178,071	16%
Interest on funds held for customers	161,766	167,439	(5,673)	(3)%
Total revenue	$1,462,570	$1,290,172	$172,398	13%
Total revenue increased by $172.4 million, or 13% during fiscal 2025 as compared to fiscal 2024, primarily due to:
•a $163.1 million increase in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products; and
•a $15.0 million increase in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period; offset by
•a $5.7 million decrease in interest on funds held for customers primarily due to lower yield driven by the decrease in interest rates.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during fiscal 2025 and 2024, respectively, were as follows (amounts in thousands):

	Year ended June 30,		Change
	2025	2024	Amount	%
Cost of revenue:
Service costs	$229,805	$189,894	$39,911	21%
Depreciation and amortization (1)	42,298	44,722	(2,424)	(5)%
Total cost of revenue	272,103	234,616	37,487	16%
Gross profit	$1,190,467	$1,055,556	$134,911	13%
Gross margin	81.4%	81.8%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash.
Service costs increased by $39.9 million during fiscal 2025 as compared to fiscal 2024, primarily due to:
•a $36.6 million increase in direct costs associated with the processing of our customers’ payment transactions, which was driven by the increase in the number of customers, increased adoption of new product offerings, and an increase in the volume of transactions; and
•a $2.4 million increase in temporary contractors, and $3.9 million increase in shared overhead; offset by
•a $3.2 million decrease in personnel-related costs due to our RIF announced in December 2023.
Gross margin decreased to 81.4% during fiscal 2025 from 81.8% during fiscal 2024, primarily due to a change in mix of costs associated with processing of payments.
Research and Development Expenses
Research and development expenses increased by $3.3 million during fiscal 2025 as compared to fiscal 2024, primarily due to a $20.9 million increase in personnel-related costs, including stock-based compensation expense, due to increase in headcount, offset by a $18.6 million decrease due to higher capitalization of certain software development costs.
Our research and development expenses decreased to 23% as a percentage of revenue during fiscal 2025 from 25% during fiscal 2024, primarily due to revenue growth, but a relatively lower increase in personnel-related expenses, including stock-based compensation, as a percentage of revenue.
Sales and Marketing Expenses
Sales and marketing expenses increased by $65.2 million during fiscal 2025 as compared to fiscal 2024, primarily due to the following:
•a $52.2 million increase in rewards expense in connection with our BILL Divvy Cards as a result of increased transaction volume. Rewards expense increased from 48% to 49% as a percentage of revenue from spend and expense interchange fees primarily due to lower interchange fees relative to total card payment volume;
•a $6.0 million increase in advertising, marketing initiatives, and software subscription expenses; and
•a $5.9 million increase in personnel-related expense primarily driven by a $15.0 million increase in headcount, offset by a $9.1 million decrease in stock-based compensation expense.

Our sales and marketing expenses remained flat at 37% as a percentage of revenue during fiscal 2025 as compared to the prior year period.
General and Administrative Expenses
General and administrative expenses increased by $4.3 million during fiscal 2025 as compared to fiscal 2024, primarily due to the following:
•a $12.0 million increase in personnel-related expense, including stock-based compensation expense, resulting from increase in headcount; offset by
•a $6.7 million decrease in professional and consulting fees for outside services.
Our general and administrative expenses decreased to 20% as a percentage of revenue during fiscal 2025 from 22% during fiscal 2024, primarily due to revenue growth, but a relatively lower increase in personnel-related expenses, including stock-based compensation, as a percentage of revenue.
Provision for Expected Credit Losses
Provision for expected credit losses increased by $12.6 million during fiscal 2025 as compared to fiscal 2024, primarily due to growth in purchase of loans held for investments, offset by a $6.8 million decrease in the provision for expected credit losses for acquired card receivables driven by a release of $5.7 million of credit losses reserve due to refinements to the credit loss methodology. During fiscal 2025, provision for expected credit losses for card receivables also reflects improved delinquency trends, which were largely offset by growth in the acquired cards receivables.
Depreciation and Amortization
Depreciation and amortization decreased by $18.9 million during fiscal 2025 as compared to fiscal 2024, primarily due to certain fully amortized intangible assets as of the beginning of the current fiscal year.
Restructuring
Restructuring expense decreased by $27.6 million during fiscal 2025 as compared to fiscal 2024 as the Restructuring Plan announced on December 5, 2023 was substantially completed in fiscal 2024. Refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Restructuring Plan.
Other Income, Net
Other income, net decreased by $36.8 million during fiscal 2025 as compared to fiscal 2024, primarily due to the following:
•a $31.4 million decrease in interest income primarily due to a reduction in the average balance of corporate funds and lower yield driven by interest rates decrease; and
•a $4.7 million decrease due to a lower gain on debt extinguishment resulting from the partial repurchases of our 2025 Notes and 2027 Notes.
Provision for Income Taxes
Provision for income taxes during fiscal year ended June 30, 2025, consists of a current federal and state tax liability as a result of the mandatory R&D capitalization by the Tax Cuts and Jobs Act of 2017, which became effective for us beginning fiscal 2023. R&D expenses are capitalized and amortized over five years for domestic R&D and fifteen years for international R&D. The requirement increases our current year cash tax liabilities. The current tax liability was offset by the reduction to the net deferred tax liability.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit minus depreciation and amortization, and stock-based compensation and related payroll taxes charged to cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table shows a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Year ended June 30,
	2025	2024	2023
Revenue	$1,462,570	$1,290,172	$1,058,468
Gross profit	1,190,467	1,055,556	864,491
Add:
Depreciation and amortization (1)	42,298	44,722	42,967
Stock-based compensation and related payroll taxes charged to cost of revenue	9,920	9,594	9,428
Non-GAAP gross profit	$1,242,685	$1,109,872	$916,886
Gross margin	81.4%	81.8%	81.7%
Non-GAAP gross margin	85.0%	86.0%	86.6%
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

	Year ended June 30,
	2025	2024	2023
Net cash provided by operating activities	$350,644	$278,771	$187,768
Purchases of property and equipment	(4,335)	(976)	(7,589)
Capitalization of internal-use software costs	(33,767)	(19,917)	(23,614)
Free cash flow	$312,542	$257,878	$156,565
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents of $1.0 billion, our available-for-sale short-term investments of $1.2 billion, and our available undrawn Revolving Credit Facilities (as defined below) of $420.0 million. Our cash equivalents are comprised primarily of money market funds, certificates of deposit, and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing capacity of $600.0 million from our Revolving Credit Facilities, and have drawn $180.0 million from 2021 Credit Facility (as defined below), as of June 30, 2025. Subsequently, in July 2025, the Company borrowed $150.0 million from the 2025 Credit Facility (as defined below). Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
In December 2024, we issued $1.4 billion in aggregate principal amount of 0% convertible senior notes due 2030 (the 2030 Notes). The aggregate net proceeds from the offering of the 2030 Notes were approximately $1.38 billion, after deducting the debt discount and issuance costs totaling approximately $24.0 million. We used certain of the net proceeds to: (i) repurchase a portion of our outstanding 2025 Notes (as defined below) and 2027 Notes (as defined below) for $130.8 million and $408.6 million, respectively, (ii) repurchase $200.0 million of shares of common stock, and (iii) pay the cost of related capped call transactions in the amount of $93.0 million.
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
As of June 30, 2025, our principal commitments to settle our contractual obligations consisted of our 2025 Notes, 2027 Notes, 2030 Notes, and outstanding borrowings from our 2021 Credit Facility, as further discussed below. For additional discussion about our Notes and Revolving Credit Facilities, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations, commitments, or litigation from those disclosed in Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In August 2024, our board of directors approved a new share repurchase program pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). During the year ended June 30, 2025, we repurchased and subsequently retired 4,487,417 shares for $236.4 million, including the accrued excise tax, under the August 2024 Share Repurchase Program. As of June 30, 2025, approximately $65.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program. In July 2025, we repurchased $65.0 million of our common stock under this program and completed the repurchase of shares under the August 2024 Share Repurchase Program. Previously, in December 2024, our board of directors approved the repurchase of up to an additional $200.0 million of our outstanding shares of common stock in connection with the issuance of the 2030 Notes. We repurchased 2,260,397 shares of our common stock for $201.2 million, including the accrued excise tax, in privately negotiated transactions concurrently with the pricing of, and using the proceeds from, the issuance of the 2030 Notes. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and accumulated deficit on our consolidated balance sheets.
In August 2025, our board of directors authorized an additional share repurchase program pursuant to which we announced our intention to purchase up to $300 million of our outstanding shares of common stock (the 2025 Share Repurchase Program). We may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$350,644	$278,771	$187,768
Investing activities	$(817,390)	$(409,374)	$259,285
Financing activities	$666,522	$(742,599)	$235,110

Net Cash Provided by Operating Activities
Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user or per customer account. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. We also generate cash from the interest earned on both corporate funds and funds held in trust on behalf of customers. Our primary uses of cash in our operating activities include payments for employees' salaries and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, payments for card rewards expenses, and other general corporate expenditures.

Net cash provided by operating activities increased to $350.6 million during fiscal 2025 compared to $278.8 million during fiscal 2024. The net change was due mainly to the increase in our revenue during the year.
Net Cash Provided by (Used in) Investing Activities
Our cash usage for our investing activities consists primarily of purchases of corporate and customer fund available-for-sale investments, purchases of loans held for investment, and capitalization of internal-use software. Our cash proceeds from our investing activities consist primarily of proceeds from the maturities and sale of corporate and customer fund available-for-sale investments and repayments of loans held for investment. Additionally, the increase or decrease in our net cash from investing activities is impacted by the net change in acquired card receivables.
Our net cash used in investing activities was $817.4 million during fiscal 2025 compared to net cash used of $409.4 million during fiscal 2024. The net change was primarily due to the decrease in proceeds from maturities of corporate and customer short-term investments and increase in purchases of corporate and customer fund short-term investments, offset by the change in acquired card receivables.
Net Cash Provided by (Used in) Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from issuance of convertible senior notes, and employee purchases of our common stock under our employee stock purchase plan. Our cash usage for our financing activities consists primarily of repurchase of convertible senior notes, repurchases of shares, purchase of capped calls, and convertible senior notes issuance costs. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash provided by financing activities was $666.5 million during fiscal 2025 compared to net cash used of $742.6 million during fiscal 2024. The net change was primarily due to proceeds from issuance of convertible senior notes, the decrease in payments for repurchase of convertible senior notes and increase in prepaid card deposits, offset by the increase in repurchase of common stock, purchase of capped call, decrease in proceeds from line of credit borrowings and increase in customer fund deposit liability.
2030 Notes
On December 6, 2024, we issued $1.4 billion in aggregate principal amount of our 0% convertible senior notes due on April 01, 2030. The 2030 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 01, 2030. The 2030 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2024 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130.00% of the $119.45 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about our 2030 Notes and the capped call transactions, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
In December 2024, in connection with the issuance of our 2030 Notes, we entered into privately negotiated transactions with certain holders of our 2027 Notes to repurchase $451.5 million aggregate principal amount of our 2027 Notes for an aggregate cash repurchase price of $408.6 million, inclusive of transaction costs. Following the repurchases, we cancelled the repurchased 2027 Notes and, after such cancellation, $123.5 million aggregate principal amount of 2027 Notes remains outstanding. For additional discussion about our 2027 Notes and the capped call transactions, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
In December 2024, in connection with the issuance of our 2030 Notes, we entered into privately negotiated transactions with certain holders of our 2025 Notes to repurchase $133.9 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $130.8 million, inclusive of transaction costs. In addition, in fiscal 2024, we entered into privately negotiated transactions with certain holders of our 2025 Notes to repurchase $982.7 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $933.2 million, inclusive of transaction costs. Following each of the repurchases, we cancelled the repurchased 2025 Notes and, after such cancellation, $33.5 million aggregate principal amount of 2025 Notes remains outstanding. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revolving Credit Facilities
2021 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the 2021 Credit Facility), of which we borrowed $180.0 million as of June 30, 2025. Revolving loans under the 2021 Credit Facility bear interest at a rate per annum determined by reference to either the SOFR Rate or an adjusted benchmark rate plus an applicable margin ranging from 2.65% to 2.75%, based on the outstanding principal amount and the date that principal amounts are outstanding. Obligations under the 2021 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our 2021 Credit Facility matures in June 2026. For additional discussion about our 2021 Credit Facility, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2025 Credit Facility
On May 23, 2025, Odin Financing, LLC, our wholly-owned subsidiary, entered into a Revolving Credit Agreement (the 2025 Credit Facility and together with the 2021 Credit Facility, the Revolving Credit Facilities) with JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent, and the lenders party thereto, which provides for a total borrowing capacity of $300.0 million. In July 2025, we borrowed $150.0 million from the 2025 Credit Facility. Revolving loans under the 2025 Credit Facility bear interest at a rate per annum determined by reference to the applicable one-month secured overnight financing rate or a base rate, plus an applicable margin of 1.80%. Obligations under the 2025 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our 2025 Credit Facility matures on November 23, 2027. For additional discussion about our 2025 Credit Facility, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S.-based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $76.0 million as of June 30, 2025 and have not been recorded on our consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of June 30, 2025.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of June 30, 2025.
As of June 30, 2025, we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.6 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting estimates are most important to understanding and evaluating our reported financial results.
Expected Credit Losses on Acquired Card Receivables
We acquire card receivables pursuant to our contracts with certain Issuing Banks. The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for expected credit losses reflects our estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of expected credit losses inherent in the acquired card receivables as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, we use models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of our reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. We use these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivables balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default varies by credit limit sizes, therefore the attribute used to segment the portfolio is the credit limit size of spending businesses. Our models use past loss experience to estimate the probability of default and exposure at default by credit limit size and aged balances. We also estimate the likelihood and magnitude of recovery of previously charged-off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover credit losses that are expected but may not be adequately represented in the quantitative methodology or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as macroeconomic conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts.
We review our assumptions periodically and the amount of allowance that we recorded may be impacted by actual performance of the acquired card receivables and changes in any of the assumptions used. In general, we charge-off card receivables after the balance becomes 120 days delinquent.
Goodwill
We continually evaluate our current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of our single reporting unit, and we may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.
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
Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2025.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our overall investment portfolio is comprised of corporate investments and funds held for customers. Our corporate investments are invested in cash and cash equivalents and investment-grade fixed income marketable securities. These assets are available for corporate operating purposes with maturities of up to 37 months from the date of purchase based on the effective maturity date. The funds held for customers are invested with safety of principal as the primary objective. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. The funds held for customers are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 37 months from the time of purchase based on the effective maturity date. Certain types of investments may have effective maturity dates different from contractual maturity dates. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
As part of our customer funds investment strategy, we use funds collected daily from our customers to satisfy the obligations of other unrelated customers, rather than liquidating investments purchased with previously collected funds. There is risk that we may not be able to satisfy customer obligations in full or on time due to insufficient liquidity or due to a decline in value of our investments. However, the liquidity risk is minimized because we typically collect the customer’s funds in advance of the payment obligation and by maintaining certain investments in bank deposits and constant net asset value money market funds that allow for same-day liquidity. The risk of a decline in investment value is minimized by our restrictive investment policy allowing for only short-term, high quality fixed income marketable securities. We also maintain other sources of liquidity including our corporate cash balances.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 4.50% during fiscal 2025 compared to 5.07% during fiscal 2024.
Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) since we classify our marketable debt securities as available-for-sale. Our investments in marketable debt securities are generally held through maturity with minimal sales before maturity barring unforeseen circumstances, and thus unrealized gains or losses on fixed-income securities from market interest rate decreases or increases are not realized as the securities mature at par.
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facilities. As of June 30, 2025, we borrowed $180.0 million from our Revolving Credit Facilities. Because the interest rate on each of our Revolving Credit Facilities is indexed to a designated term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 1.0%-5.0% increase or decrease in interest rates would not have a material effect on our financial results.
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
We are also exposed to credit risk related to the timing of payments made from customer funds collected. For certain transactions we remit customer funds to our customers’ suppliers in advance of having good or confirmed funds collected from our customers and if a customer disputes a transaction after we remit funds on their behalf, then we could suffer a credit loss. Furthermore, our customers generally have three days to dispute transactions, and if we remit funds in advance of receiving confirmation that no dispute was initiated by our customer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.
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
We are exposed to credit risk from card receivable balances we have with our spending businesses and loans held for investment balances from borrowers using our invoice financing product. Spending businesses and borrowers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Although we regularly review our credit exposure to specific spending businesses and borrowers as well as to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, and minimum payment regulations). We rely principally on the creditworthiness of spending businesses for repayment of card receivables and therefore have limited recourse for collection. We rely principally on our ability to collect outstanding balances on loans held for investment by receiving payments processed through our platform from the borrowers' customers and applying them to outstanding loan balances. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for expected credit losses in our outstanding portfolio of card receivables and loans held for investments, these estimates may differ from actual losses.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BILL Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BILL Holdings, Inc. and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Revenue Recognition
As described in Notes 1 and 2 to the consolidated financial statements, the Company enters into contracts with small and midsize businesses (SMB) and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. The Company charges its SMB and accounting firm customers subscription fees for access to its platform either based on the number of users or per customer account and the level of service. The Company generally also charges customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company’s website. The Company accounts for its annual and monthly contracts as a series of distinct services that are satisfied over time. The Company enables SMB and accounting firm customers to make virtual card payments to their suppliers. The Company also facilitates the extension of credit to spending businesses through the BILL Spend and Expense product in the form of BILL Divvy Cards. For each virtual card and BILL Divvy Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of fees paid to the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements. The Company enters into multi-year contracts with financial institution customers to provide them with access to the Company’s cloud-based payments platform. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed minimum fees that are paid over the contract term. The Company also earns revenue from interest earned on funds held for customers that are initially deposited into the Company’s bank accounts that are separate from the Company’s operating cash accounts until remitted to the customers or their suppliers. Interest and fees earned are recognized based on the effective interest method and also include the accretion of discounts and the amortization of premiums on marketable debt securities. The Company’s revenue was $1,463 million for the year ended June 30, 2025.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) for certain revenue streams, testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as user agreements and third-party bank statements; (ii) for certain revenue streams, developing an independent expectation of revenue, generally based on transaction volume and historical or contractual pricing, and comparing the result to revenue recognized; (iii) for certain revenue streams, confirming total revenue recognized for the year ended June 30, 2025; and (iv) for certain revenue streams, testing the collection of cash receipts during the year and accounts receivable balances as of June 30, 2025 for amounts not yet collected.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 28, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BILL Holdings, Inc.
Opinion on the Financial Statements
We have audited the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and statement of cash flows of BILL Holdings, Inc. (the Company) for the year ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
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

San Mateo, California
August 29, 2023

BILL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,038,346	$985,941
Short-term investments	1,180,110	601,535
Accounts receivable, net	32,341	28,049
Acquired card receivables, net of allowances of $15,020 and $20,883 as of June 30, 2025 and 2024, respectively	685,108	697,216
Prepaid expenses and other current assets	258,418	297,169
Funds held for customers	4,044,470	3,704,907
Total current assets	7,238,793	6,314,817
Non-current assets:
Operating lease right-of-use assets, net	56,086	59,414
Property and equipment, net	116,611	88,034
Intangible assets, net	222,805	281,471
Goodwill	2,396,509	2,396,509
Other assets	33,178	38,568
Total assets	$10,063,982	$9,178,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,293	$7,447
Accrued compensation and benefits	39,581	34,158
Deferred revenue	22,435	17,006
Other accruals and current liabilities	252,455	299,506
Borrowings from credit facilities, net	180,005	—
Convertible senior notes, net	33,421	—
Customer fund deposits	4,044,470	3,704,907
Total current liabilities	4,588,660	4,063,024
Non-current liabilities:
Deferred revenue	285	4,167
Operating lease liabilities	58,372	62,847
Borrowings from credit facilities, net	—	180,009
Convertible senior notes, net	1,501,044	733,991
Other long-term liabilities	1,581	574
Total liabilities	6,149,942	5,044,612
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 shares authorized; 103,012 and 106,646 shares issued and outstanding at June 30, 2025 and 2024, respectively	2	2
Additional paid-in capital	5,414,645	5,233,037
Accumulated other comprehensive income (loss)	10,197	(1,890)
Accumulated deficit	(1,510,804)	(1,096,948)
Total stockholders' equity	3,914,040	4,134,201
Total liabilities and stockholders' equity	$10,063,982	$9,178,813
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2025	2024	2023
Revenue
Subscription and transaction fees	$1,300,804	$1,122,733	$944,710
Interest on funds held for customers	161,766	167,439	113,758
Total revenue	1,462,570	1,290,172	1,058,468
Cost of revenue
Service costs	229,805	189,894	151,010
Depreciation and amortization (1)	42,298	44,722	42,967
Total cost of revenue	272,103	234,616	193,977
Gross profit	1,190,467	1,055,556	864,491
Operating expenses
Research and development	340,059	336,754	314,632
Sales and marketing	543,711	478,540	515,858
General and administrative	281,913	277,662	249,054
Provision for expected credit losses	72,749	60,105	32,224
Depreciation and amortization (1)	32,637	49,072	48,496
Restructuring	—	27,587	—
Total operating expenses	1,271,069	1,229,720	1,160,264
Operating loss	(80,602)	(174,164)	(295,773)
Other income, net	111,012	147,845	72,856
Income (loss) before provision for income taxes	30,410	(26,319)	(222,917)
Provision for income taxes	6,611	2,559	808
Net income (loss)	$23,799	$(28,878)	$(223,725)

Net income (loss) per share attributable to common stockholders:
Basic	$0.23	$(0.27)	$(2.11)
Diluted	$(0.07)	$(0.27)	$(2.11)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	103,568	106,102	105,976
Diluted	103,912	106,102	105,976
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash.

See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended June 30,
	2025	2024	2023
Net income (loss)	$23,799	$(28,878)	$(223,725)
Other comprehensive income (loss):
Net unrealized gain on investments in available-for-sale securities	12,087	2,598	5,729
Comprehensive income (loss)	$35,886	$(26,280)	$(217,996)
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2022	104,731	$2	$4,598,737	$(10,217)	$(544,828)	$4,043,694
Issuance of common stock upon exercise of stock options and release of restricted stock units	2,703	—	13,872	—	—	13,872
Issuance of common stock as consideration for an acquisition	40	—	3,375	—	—	3,375
Issuance of common stock under the employee stock purchase plan	182	—	17,879	—	—	17,879
Repurchase and retirement of common stock	(1,106)	—	—	—	(87,615)	(87,615)
Stock-based compensation	—	—	312,760	—	—	312,760
Other comprehensive income	—	—	—	5,729	—	5,729
Net loss	—	—	—	—	(223,725)	(223,725)
Balance at June 30, 2023	106,550	2	4,946,623	(4,488)	(856,168)	4,085,969
Issuance of common stock upon exercise of stock options, warrants and release of restricted stock units, net of shares withheld and retired for tax	2,754	—	13,002	—	—	13,002
Issuance of common stock under the employee stock purchase plan	225	—	16,495	—	—	16,495
Repurchase and retirement of common stock, including excise tax	(2,883)	—	—	—	(211,902)	(211,902)
Unwind of capped calls	—	—	9,657	—	—	9,657
Stock-based compensation	—	—	247,260	—	—	247,260
Other comprehensive income	—	—	—	2,598	—	2,598
Net loss	—	—	—	—	(28,878)	(28,878)
Balance at June 30, 2024	106,646	2	5,233,037	(1,890)	(1,096,948)	4,134,201
Issuance of common stock upon exercise of stock options, warrants and release of restricted stock units, net of shares withheld and retired for tax	2,843	—	8,986	—	—	8,986
Issuance of common stock under the employee stock purchase plan	270	—	11,553	—	—	11,553
Repurchase and retirement of common stock, including excise tax	(6,747)	—	—	—	(437,655)	(437,655)
Purchases of capped calls	—	—	(92,960)	—	—	(92,960)
Stock-based compensation	—	—	254,029	—	—	254,029
Other comprehensive income	—	—	—	12,087	—	12,087
Net income	—	—	—	—	23,799	23,799
Balance at June 30, 2025	103,012	2	5,414,645	10,197	(1,510,804)	3,914,040
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$23,799	$(28,878)	$(223,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	242,532	248,375	313,567
Amortization of intangible assets	61,925	79,956	80,205
Depreciation of property and equipment	13,010	13,838	11,258
Amortization of capitalized internal-use software costs paid in cash	14,508	9,369	4,215
Amortization of debt discount and issuance costs	4,739	6,238	6,964
Accretion of discount on investments in marketable debt securities	(37,000)	(55,062)	(37,194)
Accretion of discount on loans held for investment	(21,215)	(9,209)	(127)
Gain on debt extinguishment	(40,550)	(46,654)	—
Provision for expected credit losses on acquired card receivables and other financial assets	72,749	60,105	32,189
Non-cash operating lease expense	8,164	8,642	9,493
Other	395	1,395	(107)
Changes in assets and liabilities:
Accounts receivable	(4,458)	69	(4,482)
Prepaid expenses and other current assets	(26,986)	(6,825)	(16,844)
Other assets	8,417	7,528	320
Accounts payable	8,213	(1,125)	(1,686)
Other accruals and current liabilities	30,222	20,992	34,465
Operating lease liabilities	(9,412)	(9,839)	(10,303)
Other long-term liabilities	46	(14,580)	(3,097)
Deferred revenue	1,546	(5,564)	(7,343)
Net cash provided by operating activities	350,644	278,771	187,768
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash and cash equivalents	—	—	(28,902)
Purchases of corporate and customer fund short-term investments	(2,847,736)	(2,682,659)	(2,743,763)
Proceeds from maturities and sales of corporate and customer fund short-term investments	2,214,628	2,513,646	3,295,568
Purchase of intangible assets	(2,868)	—	—
Purchases of loans held for investment	(798,926)	(359,654)	(5,878)
Principal repayments of loans held for investment	787,513	326,172	4,472
Acquired card receivables, net	(129,439)	(185,486)	(234,256)
Purchases of property and equipment	(4,335)	(976)	(7,589)
Capitalization of internal-use software costs	(33,767)	(19,917)	(23,614)
Proceeds from beneficial interest	—	—	2,080
Other	(2,460)	(500)	1,167
Net cash provided by (used in) investing activities	(817,390)	(409,374)	259,285
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,400,000	—	—
Cash paid for convertible senior notes issuance costs	(24,006)	—	—
Payments for repurchase of convertible senior notes	(539,403)	(933,187)	—
Proceeds from unwind of capped calls	—	11,442	—
Purchase of capped calls	(92,960)	—	—
Customer fund deposits liability and other	318,683	353,964	204,390
Prepaid card deposits	28,517	(17,901)	26,584
Repurchase of common stock	(430,002)	(211,902)	(87,615)
Proceeds from line of credit borrowings	—	45,000	60,000
Cash paid for line of credit issuance costs	(1,721)	—	—
Proceeds from exercise of stock options	3,701	8,114	13,872
Tax withholdings related to net share settlements of equity awards	(7,840)	(3,862)	—
Proceeds from issuance of common stock under the employee stock purchase plan	11,553	16,495	17,879
Contingent consideration payout	—	(10,762)	—
Net cash provided by (used in) financing activities	666,522	(742,599)	235,110
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(290)	(240)	(38)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	199,486	(873,442)	682,125
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	3,351,398	4,224,840	3,542,715
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,550,884	$3,351,398	$4,224,840
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,038,346	$985,941	$1,617,151
Restricted cash included in other current assets	101,620	174,101	87,322
Restricted cash included in other assets	4,885	5,297	13,810
Restricted cash and restricted cash equivalents included in funds held for customers	2,406,033	2,186,059	2,506,557
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,550,884	$3,351,398	$4,224,840
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$13,782	$12,611	$7,440
Cash paid for income taxes during the period	$6,321	$5,628	$1,266
Noncash investing and financing activities:
Payable on purchases of property and equipment and internal-use software costs	$5,234	$906	$174
Payable on purchases of acquired card receivables	9,213	105,406	—
Payable on repurchase of common stock	5,000	—	—
Payable on excise tax	2,653	—	—
Issuance and exercise of warrants	$13,125	$8,750	$—
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
Segment Reporting
The Company operates as one operating segment because its chief operating decision maker (CODM), who is the Chief Executive Officer, reviews its financial information on a consolidated basis with net income (loss) as the primary measure of segment profitability for purposes of making decisions regarding allocating resources and assessing performance. The CODM uses this measure to evaluate the Company’s operational efficiency and profitability, make strategic capital allocation decisions, and assess progress against financial targets, and is regularly provided with financial results comparing actual performance to budgeted targets and prior periods. The CODM does not evaluate the performance of the operating segment using asset information.
On a regular basis, the Company’s CODM is provided with significant segment expenses as reported within the consolidated statements of operations, adjusted for depreciation, amortization and restructuring, as presented in the consolidated statements of operations, stock-based compensation (refer to Note 10), amortization of debt issuance costs and gain on debt extinguishment (refer to Note 11). Other items included in the segment's profit or loss measure are interest income, interest expense (refer to Note 11) and provision for income taxes presented in the consolidated statements of operations and comprehensive income (loss).
Total revenue from external customers outside of the U.S. was less than 3% of consolidated total revenue during each of the years ended June 30, 2025, 2024, and 2023.
Reclassification
Certain accounts in the prior period consolidated statements of cash flows were reclassified to conform with the current year presentation.

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
Funds Held for Customers and Customer Fund Deposits
Funds held for customers and the corresponding liability on customer fund deposits represent funds that are collected from customers for payments to their suppliers and funds that are collected on behalf of customers. Generally, these funds held for customers are initially deposited in separate bank accounts until remitted to the customers’ suppliers or to the customers. Funds held for customers also include amounts that are held by or deposited into the accounts of payment processing companies and receivables from customers. The funds held for customers are restricted for the purpose of satisfying the customers’ fund obligations and are not available for general business use by the Company. The Company partially invests funds held for customers in highly liquid investments, which include money market funds and marketable debt securities with maturities of three months or less, as well as marketable debt securities with maturities ranging from three months up to thirty-seven months at the time of purchase based on the effective maturity date. Funds held for customers that are invested in marketable debt securities are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive income (loss). The Company contractually earns interest on funds held for customers with associated counterparties.
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
Short–term Investments
The Company invests excess cash in a diversified portfolio of highly rated marketable debt securities with maturities of more than three months. These securities are classified as available-for-sale and recorded at fair value. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. After consideration of risk versus reward attributes and liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As the Company views these securities as available to support current operations, including those with maturities beyond 12 months, and therefore classifies these securities as current assets in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive income (loss). If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of June 30, 2025 and 2024, the allowance for expected credit losses related to accounts receivable, acquired card receivables and loans held for investment totaled approximately $30.3 million and $25.8 million, respectively.
There were no customers that exceeded 10% of the Company’s total revenue during each of the years ended June 30, 2025, 2024, and 2023.
Foreign Currency
The functional currency of the Company's foreign subsidiary is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other income, net in the accompanying statements of operations.
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
Loans are considered past due if payment is not received on the scheduled payment due date. The Company places loans on nonaccrual status when they become 60 days past due and applies the modified cost recovery method to record payments received on nonaccrual assets. The allowance for expected credit losses reflects the Company’s estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of expected credit losses inherent in the loans held for investment balance as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the reporting date. In estimating expected credit losses, the Company uses models that entail a significant amount of judgment. The primary area of judgment used in measuring the quantitative components of the Company’s reserves is the historical loss experience look-back period. The Company uses these models and assumptions to determine the reserve rates applicable to the outstanding loans held for investment balances to estimate reserves for expected credit losses. The Company’s models may include past loss experience and payment history to estimate the loss rates. Additionally, management evaluates whether to include qualitative reserves to cover credit losses that are expected but may not be adequately represented by the quantitative methodology or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as macroeconomic conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts. In general, loans held for investment are charged-off on or before the loan becomes 120 days delinquent. Assumptions regarding expected losses are reviewed periodically and may be impacted by actual performance of the loans receivable and changes in any of the factors discussed above.
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

The acquired card receivables portfolio consists of a large group of smaller balances from spending businesses across a wide range of industries. The allowance for expected credit losses reflects the Company’s estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of expected credit losses inherent in the acquired card receivables as of the reporting date. An estimate of lifetime expected credit losses is performed by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. In estimating expected credit losses, the Company uses models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the attributes used to segment the portfolio, the determination of the historical loss experience look-back period, and the weighting of historical loss experience by monthly cohort. The Company uses these models and assumptions to determine the reserve rates applicable to the outstanding acquired card receivables balances to estimate reserves for expected credit losses. Based on historical loss experience, the probability of default varies by credit limit size, therefore it is incorporated as an attribute used to segment the portfolio. The Company’s models use past loss experience to estimate the probability of default and exposure at default by credit limit size and aged balances. The Company also estimates the likelihood and magnitude of recovery of previously charged-off loans based on historical recovery experience. Additionally, management evaluates whether to include qualitative reserves to cover credit losses that are expected but may not be adequately represented by the quantitative methodology or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as macroeconomic conditions, changes in underwriting strategies, the nature and volume of the portfolio, and the volume and severity of past due accounts. In general, acquired card receivables are charged-off after the balance becomes 120 days delinquent. Assumptions regarding expected losses are reviewed periodically and may be impacted by actual performance of the acquired card receivables and changes in any of the factors discussed above.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally two to three years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.
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
Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized. The Company monitors goodwill for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No triggering events indicating possible impairment were identified during the fiscal year or in any prior period. The Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit. As a result, the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.

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

Convertible Senior Notes, net and Capped Calls
Convertible senior notes, net are accounted as a liability and measured at amortized cost. The carrying amount of the convertible senior notes is calculated as the proceeds at issuance, net of debt discounts and debt issuance costs. The difference between the principal amount and carrying amount is amortized to interest expense over the term of the convertible senior notes using the effective interest rate method and is included within other income, net in the consolidated statements of operations.
The cost of capped calls executed in connection with the offering of the convertible senior notes is recorded as a reduction to additional paid-in capital in the consolidated statements of stockholders' equity (refer to Note 9 for further details on convertible senior notes and capped calls).
Accrued Rewards
Spending businesses participate in rewards programs based on card transactions. The Company records a rewards liability that represents the estimated cost for rewards owed to spending businesses. Rewards liabilities are impacted over time by redemption costs and by spending businesses meeting eligibility requirements. Changes in the rewards liabilities during the period are recognized as an increase or decrease to sales and marketing expense in the accompanying consolidated statements of operations. The accrued rewards liability, which was $87.6 million and $67.7 million as of June 30, 2025 and 2024, respectively, is included in other accruals and current liabilities in the accompanying consolidated balance sheets. The rewards expense, which was $272.0 million, $219.8 million, and $173.9 million, during the years ended June 30, 2025, 2024, and 2023, respectively, is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Revenue Recognition
The Company enters into contracts with small and midsize businesses (SMB) and accounting firm customers to provide access to the functionality of the Company’s cloud-based payments platform to process transactions. These contracts are either monthly contracts paid in arrears, or annual arrangements paid up front. The Company charges its SMB and accounting firm customers subscription fees for access to its platform either based on the number of users or per customer account and the level of service. The Company generally also charges customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company’s website.
The Company accounts for its annual and monthly contracts as a series of distinct services that are satisfied over time. Revenues recognized exclude amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.
The Company enables SMB and accounting firm customers to make virtual card payments to their suppliers. The Company also facilitates the extension of credit to spending businesses through the BILL Spend and Expense product in the form of BILL Divvy Cards. The spending businesses utilize the credit on BILL Divvy Cards as a means of payment for goods and services provided by their suppliers. Virtual card payments and BILL Divvy Cards are originated through agreements with Issuing Banks. The agreements with the Issuing Banks allow for card transactions on the Mastercard and Visa networks. For each virtual card and BILL Divvy Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of fees paid to the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements.
The Company enters into multi-year contracts with financial institution customers to provide them with access to the Company’s cloud-based payments platform. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed minimum fees that are paid over the contract term. These contracts enable the financial institutions to provide their customers with access to online bill pay services through the financial institutions’ online platforms. Implementation services are required up-front to establish an infrastructure that allows the financial institutions’ online platforms to communicate with the Company’s online platform. A financial institution’s customers cannot access online bill pay services until implementation is complete.
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
Service Costs
Service costs consist primarily of costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, net of card network incentives, fees for processing payments), personnel-related costs, including stock-based compensation, for the Company’s customer success and payment operations teams, outsourced support services for the Company's customer success team, direct and amortized costs for implementing and integrating the Company’s cloud-based platform into the customers’ systems, and cloud payments infrastructure costs.
Research and Development
Costs incurred in research and development, excluding development costs eligible for capitalization as internal-use software, are expensed as incurred.
Stock-based Compensation
The Company measures stock-based compensation for purchase rights issued under the Employee Stock Purchase Plan (ESPP) at fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures stock-based compensation for restricted stock units (RSUs) and market-based RSUs based on the closing price of the Company’s stock and using the Monte Carlo simulation model, respectively, on the date of grant. The Company measures stock-based compensation for performance-based awards at fair value on the date of grant. Awards that are classified as liabilities are remeasured at fair value at the end of each reporting period.
The Company recognizes compensation on a straight-line basis over the requisite service period of one to four years for RSUs, the offering period of one year for purchase rights under the ESPP, and the requisite period of one to three years for market-based RSUs. The Company recognizes compensation for performance-based awards over the vesting period if it is probable that the performance condition will be achieved. The Company accounts for forfeitures as they occur.
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2025, 2024, and 2023 were $47.2 million, $43.6 million, and $39.0 million, respectively.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share attributable to common stockholders is calculated by dividing net income by the weighted average number of common and dilutive common stock outstanding during the period, using the treasury stock and if-converted methods. Diluted net loss per share attributable to common stock equals to basic net loss per share since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company in that period.
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
New Accounting Pronouncements and Disclosure Rules Recently Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Reportable Segments (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses, including public entities with a single operating or reportable segment. The Company adopted ASU 2023-07 beginning with its annual report for fiscal year ended June 30, 2025 on a retrospective basis. For additional information, see Note 1, Segment Reporting.
New Accounting Pronouncements and Disclosure Rules Not Adopted
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
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as employee compensation, depreciation and amortization, and selling expenses. The updated standard will be effective beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the consolidated financial statements on a prospective basis, with the option for retrospective application, once adopted.
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
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by solutions, and revenue from interest on funds held for customers (in thousands). For the purpose of disaggregating revenue by solutions, the Company defines BILL AP/AR as transaction and subscription revenue derived from businesses that use its core BILL accounts payable and receivable platform; BILL Spend and Expense as interchange revenue derived from BILL Divvy Card transactions; and Embedded and Other Solutions as transaction and subscription revenue from businesses that access the Company's solutions through its embedded partners' platforms and other indirect sales channels (including financial institution partners), and Invoice2go revenue.

	June 30,
	2025	2024	2023
BILL AP/AR	$667,782	$595,408	$505,644
BILL Spend and Expense	555,016	457,309	353,132
Integrated platform	1,222,798	1,052,717	858,776
Embedded and Other Solutions	78,006	70,016	85,934
Total subscription and transaction fees	1,300,804	1,122,733	944,710
Interest on funds held for customers	161,766	167,439	113,758
Total revenue	$1,462,570	$1,290,172	$1,058,468

Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the year ended June 30, 2025, the Company recognized $21.1 million of revenue that was included in the short and long term deferred revenue balances as of June 30, 2024.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $73.1 million. Of the total remaining performance obligations, the Company expects to recognize approximately 46% over the next year, 23% between one to two years and 31% over the next three to five years thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. The Company evaluates its customer relationships on an ongoing basis, and may selectively renegotiate certain terms of its agreements with financial institutions, accounting firms and SMBs. There were no subsequent events that would materially impact the amount of the remaining performance obligations as of June 30, 2025. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $17.3 million and $16.7 million as of June 30, 2025 and 2024, respectively.
Deferred costs
Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2025	2024
Deferred sales commissions:
Current	$10,094	$8,142
Non-current	16,237	15,113
Total deferred sales commissions	$26,331	$23,255
Deferred service costs:
Current	$627	$430
Non-current	2,418	1,930
Total deferred service costs	$3,045	$2,360
The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions, which is included in sales and marketing in the accompanying consolidated statements of operations, was $9.7 million, $7.9 million, and $6.6 million during the years ended June 30, 2025, 2024, and 2023, respectively. The amortization of deferred service costs, which is included in service costs in the accompanying consolidated statements of operations, was $0.2 million, $2.0 million, and $2.5 million during the years ended June 30, 2025, 2024, and 2023, respectively.
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

The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	June 30, 2025	June 30, 2024
Assets
Cash equivalents:
Money market funds	Level 1	$365,456	$522,618
Corporate bonds	Level 2	69,956	—
Certificates of deposit	Level 2	2,216	—

Short-term investments:
Corporate bonds	Level 2	758,333	298,202
U.S. treasury securities	Level 2	287,559	180,983
Asset-backed securities	Level 2	118,236	59,363
Certificates of deposit	Level 2	15,982	38,370
U.S. agency securities	Level 2	—	24,617

Funds held for customers:
Restricted cash equivalents
Money market funds	Level 1	1,642,494	1,319,609
Corporate bonds	Level 2	18,929	89,082

Short-term investments
Corporate bonds	Level 2	486,362	937,198
U.S. treasury securities	Level 2	868,705	342,041
Asset-backed securities	Level 2	167,970	116,475
Certificates of deposit	Level 2	99,138	119,616
Municipal bonds	Level 2	6,592	—

Liabilities (1)
0% 2025 Notes	Level 2	32,567	154,933
0% 2027 Notes	Level 2	112,738	489,112
0% 2030 Notes	Level 2	$1,185,128	$—
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The Company's financial instruments that are not measured and recorded at fair value, including cash, restricted cash, acquired cards receivables, loans held for investment, interest receivable, incentive receivables and borrowings from credit facilities, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as
Level 1; restricted cash, interest receivables, incentive receivables and borrowings from credit facilities would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.

NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	June 30, 2025	June 30, 2024
Short-term investments:
Available-for-sale debt securities	$1,180,110	$601,535
Total short-term investments	1,180,110	601,535
Funds held for customers:
Restricted cash	749,111	779,838
Restricted cash equivalents	1,661,423	1,408,691
Funds receivable	25,499	11,870
Available-for-sale debt securities	1,628,767	1,515,330
Total funds held for customers	4,064,800	3,715,729
Less - interest income included in other current assets(1)	(20,330)	(10,822)
Total funds held for customers, net of income earned by the Company	$4,044,470	$3,704,907
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
The following table summarizes the estimated fair value of available-for-sale debt securities, included within short-term investments and funds held for customers, as of the dates presented (in thousands):

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$756,009	$2,598	$(274)	$758,333
U.S. treasury securities	287,356	261	(58)	287,559
Asset-backed securities	118,074	177	(15)	118,236
Certificates of deposit	15,982	—	—	15,982
Total short-term investments	$1,177,421	$3,036	$(347)	$1,180,110
Funds held for customers:
Corporate bonds	$483,604	$2,759	$(1)	$486,362
Certificates of deposit	99,138	—	—	99,138
Asset-backed securities	167,179	791	—	167,970
Municipal bonds	6,560	32	—	6,592
U.S. treasury securities	864,602	4,319	(216)	868,705
Total funds held for customers	$1,621,083	$7,901	$(217)	$1,628,767

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$298,628	$140	$(566)	$298,202
U.S. treasury securities	181,225	—	(242)	180,983
U.S. agency securities	59,340	68	(45)	59,363
Asset-backed securities	38,370	—	—	38,370
Certificates of deposit	24,669	—	(52)	24,617
Total short-term investments	$602,232	$208	$(905)	$601,535
Funds held for customers:
Corporate bonds	$937,989	$23	$(814)	$937,198
Certificates of deposit	119,615	1	—	119,616
Asset-backed securities	116,542	11	(78)	116,475
U.S. treasury securities	342,202	1	(162)	342,041
Total funds held for customers	$1,516,348	$36	$(1,054)	$1,515,330
The amortized cost and fair value amounts for short-term investments include interest receivables of $8.9 million and $4.9 million as of June 30, 2025 and 2024, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivable of $12.4 million and $6.8 million as of June 30, 2025 and 2024, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	June 30, 2025	June 30, 2024
Due within 1 year	$1,118,478	$1,699,009
Due in 1 year through 5 years	1,689,477	409,309
Due in 5 years through 10 years	922	8,547
Total	$2,808,877	$2,116,865

As of June 30, 2025, approximately 161 out of approximately 829 investments in available-for-sale debt securities were in an unrealized loss position. The following tables show gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$209,648	$(274)	$—	$—	$209,648	$(274)
U.S. treasury securities	139,598	(58)	—	—	139,598	(58)
Asset-backed securities	30,362	(15)	—	—	30,362	(15)
Total short-term investments	$379,608	$(347)	$—	$—	$379,608	$(347)
Funds held for customers:
Corporate bonds	$12,867	$(1)	$—	$—	$12,867	$(1)
Asset-backed securities	4,576	—	—	—	4,576	—
U.S. treasury securities	82,910	(216)	—	—	82,910	(216)
Total funds held for customers	$100,353	$(217)	$—	$—	$100,353	$(217)

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$130,469	$(333)	$60,576	$(232)	$191,045	$(565)
U.S. treasury securities	152,004	(156)	28,979	(86)	180,983	(242)
Asset-backed securities	24,149	(39)	2,155	(7)	26,304	(46)
U.S. agency securities	24,617	(52)	—	—	24,617	(52)
Total short-term investments	$331,239	$(580)	$91,710	$(325)	$422,949	$(905)
Funds held for customers:
Corporate bonds	$506,540	$(814)	$—	$—	$506,540	$(814)
Asset-backed securities	68,629	(76)	5,546	(2)	74,175	(78)
U.S. treasury securities	327,340	(162)	—	—	327,340	(162)
Total funds held for customers	$902,509	$(1,052)	$5,546	$(2)	$908,055	$(1,054)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the years ended June 30, 2025, 2024, and 2023.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of June 30, 2025, approximately $221.7 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facilities (as defined below, see Note 9).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the years ended June 30, 2025 and 2024.

The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of June 30, 2025 totaled $76.0 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of each of June 30, 2025 and 2024.
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

	June 30,
	2025	2024
Current and less than 30 days past due	$686,070	$706,026
30 ~ 59 days past due	6,173	4,277
60 ~ 89 days past due	5,312	3,393
90 ~ 119 days past due	2,562	4,093
Over 119 days past due	11	310
Total	$700,128	$718,099
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	June 30,
	2025	2024
Balance, beginning	$20,883	$15,498
Provision for expected credit losses	45,326	52,327
Charge-off amounts	(59,265)	(51,805)
Recoveries collected	8,076	4,863
Balance, ending	$15,020	$20,883
During the year ended June 30, 2025, the Company refined its methodology used to reserve for credit losses. The refinements include incorporating credit limit size into the attributes used to segment the portfolio as well as updating how economic assumptions are applied. The refinements to the methodology maintain the timeliness and accuracy of the Company's estimate of expected credit losses on the acquired card receivables, supporting the continuous evolution of the acquired card receivable portfolio. As a result, the provision for expected credit losses for the year ended June 30, 2025 included a release of $5.7 million.
Card receivables acquired from the Issuing Banks were $21.7 billion and $17.6 billion during the years ended June 30, 2025 and 2024, respectively. The provision for expected credit losses related to acquired card receivables decreased during the year ended June 30, 2025 compared to prior year due to refinements in methodology used to reserve for credit losses described above and improvements in delinquency performance, which were offset by growth in cards receivables acquired. The charged-off amounts related to acquired card receivables increased during the year ended June 30, 2025 compared to June 30, 2024 due to growth in cards receivables acquired offset by improvements in delinquency performance. The decrease in allowance for expected credit losses as of June 30, 2025 compared to June 30, 2024, was primarily due to the refinements in methodology.

NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment represent funds advanced under either a term loan or line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner). Loans held for investment are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	June 30,
	2025	2024
Unpaid principal balance (1)	$61,938	$44,491
Less: Discount at loan purchase, net of amortization	(1,527)	(1,120)
Less: Allowance for expected credit losses	(14,853)	(4,700)
Loans held for investment, net	$45,558	$38,671
(1) The Company started offering only line of credit in June 2024 through the Originating Bank Partner. There were no term loans outstanding as of June 30, 2025 or originated during the year ended June 30, 2025. As of June 30, 2024, the outstanding balance of term loans, originated during fiscal 2024, was $24.2 million.
Credit Quality Information
The Company conducts an eligibility assessment prior to loan origination by the Originating Bank Partner. This process is performed at the invoice level and involves evaluating the invoice repayment likelihood by the respective network members associated with each invoice. Subsequently, the credit quality of these loans is monitored based on the delinquency trends or past due status of the loans held for investment, which are considered the credit quality indicators. Below is a summary of the loans held for investment by class (i.e., past due status) as of the dates presented (in thousands):

	June 30,
	2025	2024(1)
Current and less than 30 days past due	$55,540	$39,130
30 ~ 59 days past due	1,471	1,617
60 ~ 89 days past due	1,461	1,469
90 ~ 119 days past due	1,685	1,142
Over 119 days past due	254	13
Total	$60,411	$43,371
(1) The Company started offering only line of credit in June 2024 through the Originating Bank Partner, as such the entire line of credit outstanding balance of $19.2 million was included under 'Current and less than 30 days past due' as of June 30, 2024. The outstanding balance of term loans, originated during fiscal 2024, was $24.2 million as of June 30, 2024.
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	June 30,
	2025	2024
Balance, beginning	$4,700	$—
Provision for expected credit losses	27,032	7,884
Charge-off amounts	(17,382)	(3,266)
Recoveries collected	503	82
Balance, end of period	$14,853	$4,700
The provision for expected credit losses, charge-off amounts and allowance for expected credit losses related to loans held for investment increased during the year ended June 30, 2025 compared to the same prior year due to growth in purchases of loans held for investment and an increase in loss rates.

NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	June 30,
	2025	2024
Software and equipment	$21,815	$20,802
Capitalized software	129,520	81,582
Furniture and fixtures	15,510	13,361
Leasehold improvements	39,855	39,103
Property and equipment, gross	206,700	154,848
Less: accumulated depreciation and amortization	(90,089)	(66,814)
Property and equipment, net	$116,611	$88,034
Depreciation and amortization expense, which includes the amortization of capitalized software, during the years ended June 30, 2025, 2024, and 2023 was $27.5 million, $23.2 million, and $15.5 million, respectively.
As of June 30, 2025 and 2024, the unamortized capitalized software cost was $85.6 million and $57.5 million, respectively.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of $2.4 billion as of each of June 30, 2025 and 2024.
Intangible Assets
Intangible assets consisted of the following as of the dates presented (amounts in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,268	$(104,336)	$154,932	6.0
Developed technology	219,217	(151,344)	67,873	1.9
Trade name	48,042	(48,042)	—	0.0
Total	$526,527	$(303,722)	$222,805

	Jun 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(78,410)	$180,859	7.0
Developed technology	215,958	(116,126)	99,832	2.9
Trade name	48,042	(47,262)	780	0.2
Total	$523,269	$(241,798)	$281,471

Amortization of finite-lived intangible assets was as follows during the years ended June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Cost of revenue	$35,217	$38,948
Sales and marketing	26,708	41,008
Total	$61,925	$79,956
As of June 30, 2025, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2026	$60,660
2027	57,990
2028	27,004
2029	25,927
2030	25,927
Thereafter	25,297
Total	$222,805

NOTE 9 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	June 30, 2025	June 30, 2024	Expected Remaining Term (years)	Effective Interest Rate at June 30, 2025
Current liabilities:
Convertible senior notes:
2025 Notes, principal	$33,463	$—	0.4	0.36%
Less: unamortized debt discount and issuance costs	(42)	—
Convertible senior notes, net current	33,421	—
Revolving credit facility:
2021 Credit Facility	180,005	—	0.9	7.89%
Borrowings from Revolving Credit Facility (including unamortized debt premium)(1)	180,005	—
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	—	4.8	0.32%
2027 Notes, principal	123,548	575,000	1.8	0.48%
2025 Notes, principal	—	167,314
Less: unamortized debt discount and issuance costs	(22,504)	(8,323)
Convertible senior notes, net	1,501,044	733,991
Revolving credit facility:
2021 Credit Facility	—	180,009
Borrowings from Revolving Credit Facility (including unamortized debt premium)(1)	—	180,009
Total	$1,714,470	$914,000
(1) Unamortized debt issuance costs balance for the Revolving Credit Facilities was $2.1 million and $0.6 million as of June 30, 2025 and June 30, 2024, respectively, and is included in other assets on the consolidated balance sheets.
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
The 2030 Notes have an initial conversion rate of 8.3718 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $119.45 per share of the Company’s common stock and 11.7 million shares issuable upon conversion. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. The Company’s current intent is to settle conversions of the 2030 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.
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
The 2027 Notes have an initial conversion rate of 2.4108 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $414.80 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company’s current intent is to settle conversions of the 2027 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.
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
The shares issuable upon conversion of the remaining outstanding 2027 Notes at the initial conversion price is 0.3 million.
2025 Notes
On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2025 Notes, and together with the 2027 Notes and 2030 Notes, the Notes). The 2025 Notes are subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and the Notes Trustee. The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.
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
On May 29, 2024, the Company entered into privately-negotiated transactions with certain holders of its 2025 Notes to repurchase $234.5 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $222.2 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $233.2 million, net of unamortized issuance cost of $1.2 million, resulting in a $11.0 million gain on extinguishment of debt recorded in other income, net in the accompanying consolidated statement of operations.
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
The shares issuable upon conversion of the remaining outstanding 2025 Notes at the initial conversion price is 0.2 million.
The "if-converted" value of the Notes did not exceed the principal amount of $1.6 billion and $0.7 billion as of June 30, 2025 and 2024, respectively.
Capped Call Transactions
In conjunction with the issuance of each of the 2025 Notes, 2027 Notes and 2030 Notes, the Company entered into capped call transactions (collectively, the Capped Calls) with certain of the initial purchasers of the Notes and/or their respective affiliates or other financial institutions at a total cost of $93.0 million. The Capped Calls are separate transactions and are not part of the terms of the Notes. The total amount paid for the Capped Calls was recorded as a reduction of additional paid-in capital. The Company used the proceeds from the Notes to pay for the cost of the Capped Call premium. The cost of the Capped Calls is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the Notes for tax purposes.
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
The Capped Calls associated with the 2027 Notes and 2030 Notes have an initial strike price of $414.80 and $119.45 per share, respectively, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2027 Notes and 2030 Notes, and have an initial cap price of $544.00 and $154.84 per share, respectively, subject to certain adjustments. The Capped Calls associated with the 2027 Notes and 2030 Notes cover, approximately 0.3 million and 11.7 million shares, respectively, of the Company’s common stock, subject to anti-dilution adjustments. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the 2027 Notes and 2030 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
Revolving Credit Facilities
2021 Credit Facility
The Company’s Revolving Credit and Security Agreement by and among Divvy Peach, LLC, a wholly-owned subsidiary of the Company, and Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended from time to time, the 2021 Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The 2021 Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization was $180.0 million, or 60% of the total commitment, and the Company had borrowed an additional $45.0 million in March 2024. Total outstanding borrowings were $180.0 million as of June 30, 2025. Borrowings are secured by acquired card receivables and bear interest of 2.65% per annum, plus SOFR (subject to a floor rate of 0.25% and benchmark adjustment rate of 0.28%). The Company is required to comply with certain restricted covenants, including liquidity requirements. As of June 30, 2025, the Company was in compliance with those covenants.
The debt issuance costs and debt premium associated with the 2021 Credit Facility is amortized using the effective interest method over the remaining term of the contract and recorded in other income, net in the accompanying consolidated statement of operations. During each of the years ended June 30, 2025 and 2024 the amortization amount was not material.
2025 Credit Facility
On May 23, 2025, the Company entered into a $300.0 million revolving credit facility, by and among Odin Financing, LLC, a wholly-owned subsidiary of the Company, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the 2025 Credit Facility). The facility is secured by card receivables and is intended to finance the acquisition of such receivables. Borrowings bear interest per annum based on SOFR or an adjusted benchmark rate plus an applicable margin of 1.80%. The 2025 Credit Facility matures in November 2027 or earlier pursuant to the agreement. The required minimum utilization is $150.0 million, or 50% of the total commitment, starting two months subsequent the contract execution. In July 2025, the Company borrowed $150.0 million from the 2025 Credit Facility.
The Company is required to comply with certain restricted covenants, including liquidity requirements. As of June 30, 2025, the Company was in compliance with those covenants.

The debt issuance costs associated with the 2025 Credit Facility is amortized on a straight-line over the term of the contract and is recorded in other income, net in the accompanying consolidated statement of operations. During the period ended June 30, 2025 the amortization amount was not material.
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
The Company initially reserved 7,100,000 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under previous equity incentive plans, for issuance pursuant to awards granted under the 2019 Plan. The number of shares reserved for issuance under the 2019 Plan increases automatically on July 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding June 30, or a number as may be determined by the Company’s board of directors.
The total number of shares of common stock available for future grants under the Equity Incentive Plans was 17,870,737 shares as of June 30, 2025.
Restricted Stock Units
The following table summarizes RSU activity for the year ended June 30, 2025.

	Number of shares (1) (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2024	4,600	$108.24
Granted	6,871	53.03
Vested	(2,361)	95.17
Forfeited	(1,224)	84.78
Nonvested at June 30, 2025	7,886	$67.67
(1) Includes RSU, market-based RSUs and performance-based RSUs.
The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended June 30, 2025, 2024, and 2023 was $53.03, $90.90, and $120.25 per share, respectively. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the non-employee directors. The total fair value of RSUs that vested during the years ended June 30, 2025, 2024, and 2023 was approximately $145.7 million, $145.1 million, and $197.3 million, respectively.
Performance-based RSUs
During the year ended June 30, 2025 the Company granted 292,403 RSUs to certain executive employees that vest based upon the achievement of designated financial metrics and continued employment with the Company over a period of three years. The fair value of the performance-based RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of these performance-based RSUs was $51.23 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The number of shares that ultimately vest vary with the achievement of the specified performance criteria.

Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Year ended June 30,			Unrecognized compensation (in thousands)	Weighted-average recognition period (in years)
	2025	2024	2023
Restricted stock units (RSUs)	$228,374	$217,696	$251,456	$451,785	2.9
Stock options	2,964	10,719	37,882	476	0.2
Performance-based awards	12,911	13,351	17,914	15,240	2.5
Employee stock purchase plan	6,063	9,129	11,280	5,620	0.9
Market-based RSUs	6,101	5,912	4,308	13,001	0.9
Total stock-based compensation	$256,413	$256,807	$322,840	$486,122
Stock-based compensation was included in the following line items in the accompanying consolidated statements of operations and consolidated balance sheets (in thousands):

	Year ended June 30,
	2025	2024	2023
Revenue - subscription and transaction fees	$2,329	$1,831	$188
Cost of revenue - service costs	9,627	9,309	9,111
Research and development	107,603	103,382	93,364
Sales and marketing	39,992	49,070	130,421
General and administrative	82,981	81,209	80,619
Restructuring	—	3,574	—
Total amount charged to operating loss	242,532	248,375	313,703
Property and equipment (capitalized internal-use software)	13,881	8,432	9,137
Total stock-based compensation	$256,413	$256,807	$322,840

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
In August 2024, the Company's board of directors approved a new share repurchase program, pursuant to which the Company announced its intention to purchase up to $300.0 million of its outstanding shares of common stock (the August 2024 Share Repurchase Program). The Company repurchased and subsequently retired 4,487,417 shares for $236.4 million under the August 2024 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the year ended June 30, 2025. As of June 30, 2025, approximately $65.0 million remained available for future share repurchases under the August 2024 Share Repurchase Program. In July 2025, the Company repurchased $65.0 million of its common stock under this program and completed the repurchase of shares under the August 2024 Share Repurchase Program.
In addition, in December 2024, the Company's board of directors approved the repurchase of up to an additional $200.0 million of its outstanding shares of common stock in connection with the issuance of the 2030 Notes. The Company repurchased 2,260,397 shares of its common stock for $201.2 million, which included an immaterial amount of accrued excise tax, in privately negotiated transactions concurrently with the pricing of, and using proceeds from, the issuance of the 2030 Notes.
In August 2025, the Company's board of directors authorized an additional share repurchase program pursuant to which the Company announced its intention to purchase up to $300 million of its outstanding shares of common stock (the 2025 Share Repurchase Program). The Company may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate the Company to acquire any amount of common stock.
The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the accompanying consolidated balance sheets.

NOTE 11 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2025	2024	2023
Interest income	$90,903	$122,298	$91,279
Gain on debt extinguishment, net of change on mark to market derivatives	40,550	45,272	—
Lower of cost or market adjustment on card receivables sold and held for sale	—	—	(1,545)
Interest expense	(13,824)	(12,944)	(8,239)
Amortization of debt discount and issuance costs	(4,739)	(6,238)	(6,964)
Other	(1,878)	(543)	(1,675)
Total other income, net	$111,012	$147,845	$72,856
NOTE 12 – INCOME TAXES
The components of income (loss) before provision for income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2025	2024	2023
Domestic	$(43,567)	$5,312	$(199,452)
Foreign	73,977	(31,631)	(23,465)
Total income (loss) before provision for income taxes	$30,410	$(26,319)	$(222,917)
The components of provision for income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2025	2024	2023
Current:
Federal	$3,850	$1,650	$572
State	2,758	1,251	1,583
Foreign	80	19	14
Total current	6,688	2,920	2,169
Deferred:
Federal	(32)	(262)	(995)
State	(45)	(99)	(366)
Total deferred	(77)	(361)	(1,361)
Provision for income taxes	$6,611	$2,559	$808

The items accounting for the difference between the income taxes computed at the federal statutory rate and the provision for income taxes consisted of the following during the periods presented (in thousands):

	Year ended June 30,
	2025	2024	2023
Expected provision (benefit) at U.S. federal statutory rate	$6,386	$(5,528)	$(46,813)
State income taxes, net of federal benefit	7,325	9,134	8,087
Stock-based compensation (1)	19,204	24,300	4,253
Research and development tax credits	(23,383)	(24,039)	(19,974)
Change in valuation allowance (2)	10,939	4,943	48,321
Restructuring	—	(13,769)	—
Foreign rate differential	(15,455)	6,658	4,942
Other	1,595	860	1,992
Provision for income taxes	$6,611	$2,559	$808
(1) The rate impact during the year ended June 30, 2025, 2024 and 2023 relates to the impact of non-deductible stock compensation and shortfalls related to tax deductions being smaller than the associated stock compensation expense.
(2) The rate impact during the year ended June 30, 2025, 2024 and 2023 pertains to an increase in valuation allowance due to the increase in net deferred tax assets, capitalized R&D expense and tax credits generated during the year.
The components of deferred tax assets and liabilities were as follows as of the dates presented (in thousands):

	June 30,
	2025	2024
Deferred tax assets:
Accruals and reserves	$17,888	$13,966
Capitalized research and development	160,755	120,882
Deferred revenue	28	1,084
Stock-based compensation	19,532	17,093
Net operating and other loss carryforwards	280,004	360,592
Research and development credits	99,626	85,910
Accrued rewards	154	40
Operating lease liabilities	17,874	19,139
Other	3,660	598
Total deferred tax assets before valuation allowance	599,521	619,304
Valuation allowance	(503,692)	(494,424)
Deferred tax assets	$95,829	$124,880
Deferred tax liabilities:
Deferred contract costs	$(6,603)	$(5,868)
Property and equipment	(22,253)	(15,853)
Intangible assets	(53,280)	(68,218)
Operating right of use assets	(14,066)	(14,992)
Other reserve	—	(20,399)
Total deferred tax liabilities	(96,202)	(125,330)
Net deferred tax liabilities	$(373)	$(450)
Accounting Standards Codification 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was approximately $9.3 million, $15.0 million, and $95.3 million during the years ended June 30, 2025, 2024, and 2023, respectively. The increase in the June 30, 2025 valuation allowance is primarily from the application of the Tax Cuts and Jobs Act of 2017 effective fiscal year 2023 and thereafter, that requires companies to capitalize and amortize research and development expenses rather than deduct the costs as incurred, offset by a reduction in a deferred tax liabilities. The net deferred tax liability is included as other long-term liabilities in the accompanying consolidated balance sheets.
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
As of June 30, 2025, the Company had NOL carryforwards of $944.3 million, $881.6 million, and $13.4 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the state NOL carryforwards will begin to expire in 2025. As of June 30, 2025, the federal and foreign NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2025, the Company had capital loss carryforwards of $74.3 million for foreign tax purposes. The foreign capital loss carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2025, the Company also had research and development tax credit carryforwards of $89.4 million and $66.2 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will expire at various dates beginning in 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized.
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
Below is the reconciliation of the unrecognized tax benefits related to federal and California research and development credits during the periods presented (in thousands):

	Year e ded June 30,
	2025	2024	2023
Balance at the beginning of the year	$35,128	$23,300	$16,724
Add:
Tax positions related to the current year	10,622	9,134	6,642
Purchase of intangible assets	209	—	—
Tax positions related to the prior year	—	2,714	226
Less:
Statute of limitations lapse	—	(20)	(292)
Balance at the end of the year	$45,959	$35,128	$23,300
The Company had unrecognized tax benefits of $46.0 million and $35.1 million as of June 30, 2025 and 2024, respectively, all of which are offset by a full valuation allowance. If the unrecognized tax benefits as of June 30, 2025 were recognized, they would not have an impact to the effective tax rate due to the Company’s valuation allowance.
The amount of interest and penalties accrued as of each of June 30, 2025 and 2024 were not material.

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
Subsequent to the Company’s fiscal year ended June 30, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The legislation includes tax related provisions that may impact the Company, including a repeal of Section 174 of the Internal Revenue Code relating to the capitalization and amortization of domestic research and experimental expenditures, applicable to the Company starting fiscal year ending June 30, 2026. The Company is in the process of evaluating the impacts of the OBBBA to its consolidated financial statements. A quantitative estimate of the OBBBA's effects cannot be reasonably determined at this time due to the complexity of the changes.
NOTE 13 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2030. The Company's leases do not contain any material residual value guarantees.
As of June 30, 2025, the weighted average remaining term of these operating leases is 6.0 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.0%.
The total payment for amounts included in the measurement of operating lease liabilities was $13.4 million, $13.9 million, and $14.9 million during the years ended June 30, 2025, 2024, and 2023, respectively.
The total amount of ROU assets obtained in exchange for new operating lease liabilities was $4.8 million, $0.0 million, and $2.0 million during the years ended June 30, 2025, 2024, and 2023, respectively.
The components of lease expense during the years ended June 30, 2025, 2024, and 2023 are shown in the table below (in thousands):

	Year ended June 30
	2025	2024	2023
Operating lease expense (1)	$12,627	$12,877	$14,081
Variable lease expense, net of credit	2,412	2,461	2,251
Sublease income	(842)	(581)	(586)
Total lease cost	$14,197	$14,757	$15,746
(1) Includes short-term lease, which is not material for the fiscal years ended June 30, 2025, 2024, and 2023.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, which expire through 2031. Future minimum lease payments as of June 30, 2025 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2026	$13,292
2027	13,226
2028	13,590
2029	13,974
2030	14,361
Thereafter	14,278
Gross lease payments	82,721
Less - present value adjustments	(11,449)
Total operating lease liabilities, net	$71,272
The current portion of operating lease liabilities, which is included in other accruals and current liabilities in the accompanying consolidated balance sheets, was $12.9 million and $13.0 million as of June 30, 2025 and 2024, respectively. The non-current portion of operating lease liabilities was $58.4 million and $62.8 million as of June 30, 2025 and 2024, respectively.
In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2029, which require the Company to pay fees over the term of the respective agreements. Future payments under these other agreements as of June 30, 2025 are as follows (in thousands).

Fiscal years ending June 30:	Amount
2026	$22,426
2027	24,648
2028	11,812
2029	4,250
Total	$63,136
Purchase of Card Receivables That Have Not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $76.0 million as of June 30, 2025 and are not recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded were not material as of June 30, 2025. See Note 5 for additional discussion about acquired card receivables.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of June 30, 2025 and 2024, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

Unused Credit Arrangements
As of June 30, 2025, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.6 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using the spend and expense product and borrowers using the invoice financing product at any one time.
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
NOTE 15 – RESTRUCTURING
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
There were no restructuring expenses recorded during the year ended June 30, 2025. During the year ended June 30, 2024, the Company recorded restructuring expenses of $27.6 million, which includes $3.6 million of stock-based compensation expense, as a separate line item in the accompanying consolidated statements of operations. The following table summarizes the restructuring liability that is included in other accruals and current liabilities and accounts payable on the accompanying consolidated balance sheets as of June 30, 2025:

	Severance and termination benefits	Contract termination	Other	Total restructuring liability
Balance, at June 30, 2023	$—	$—	$—	$—
Charges	22,817	480	705	24,002
Cash payments	(22,492)	(480)	(703)	(23,675)
Balance, at June 30, 2024	325	—	2	327
Charges	—	—	7	7
Reversal	(110)	—	—	(110)
Cash payments	(215)	—	(9)	(224)
Balance, at June 30, 2025	$—	$—	$—	$—

NOTE 16 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	June 30,
	2025(1)	2024	2023
Numerator:
Net income (loss) attributable to common stockholders
Basic	$23,799	$(28,878)	$(223,725)
Gain on debt extinguishment, net of change on mark to market derivatives and amortization of debt issuance costs	(31,327)	—	—
Diluted	$(7,528)	$(28,878)	$(223,725)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	103,568	106,102	105,976
Effect of dilutive securities:
Convertible senior notes	344	—	—
Diluted	103,912	106,102	105,976
Net income (loss) per share attributable to common stockholders:
Basic	$0.23	$(0.27)	$(2.11)
Diluted	$(0.07)	$(0.27)	$(2.11)
(1) For the fiscal year ended June 30, 2025, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method.
Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive, were as follows (in thousands):

	June 30,
	2025	2024	2023
Equity awards	9,511	6,641	6,772
Convertible senior notes	12,226	2,426	8,534
Total	21,737	9,067	15,306
Shares issuable under the Notes is subject to adjustment up to approximately 16.6 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of June 30, 2025, no conversion was triggered for the Notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2025, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the 2013 framework established in the “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting as of June 30, 2025 was effective.
The effectiveness of the internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

Name		Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
	Title			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
John Rettig (3)	President and Chief Operating Officer	Adopt	6/6/2025	X		162,438	9/12/2026
Rajesh Aji (4)	Chief Legal Officer and Chief Compliance Officer	Adopt	3/3/2025	X		30,962	6/12/2026
Germaine Cota (4)	Senior Vice President, Finance and Accounting	Adopt	2/25/2025	X		31,184	5/29/2026
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
(3) Includes certain shares underlying performance-based restricted stock units subject to future determination.
(4) The Rule 10b5-1 plan was inadvertently omitted in Item 5 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2025.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2025.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2025.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2025.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2025.

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
(3)Exhibits
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated May 6, 2021, between the Registrant, certain subsidiaries of the Registrant and DivvyPay, Inc., a Delaware corporation.	S-3/ASR	333-256709	2.1	06/02/2021

2.2	Agreement and Plan of Merger, dated July 16, 2021, between the Registrant and Invoice2go, Inc.	S-3/ASR	333-259419	2.1	09/09/2021

3.1	Restated Certificate of Incorporation, as amended.	10-Q	001-39149	3.1	02/07/2025

3.2	Second Amended and Restated Bylaws.	8-K	001-39149	3.2	02/17/2023

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-39149	4.3	08/29/2023

4.4	Indenture, dated as of November 30, 2020, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2025).	8-K	001-39149	4.1	11/30/2020

4.5	Indenture, dated as of September 24, 2021, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2027).	10-K	001-39149	4.5	08/29/2023

4.6	Form of Warrant to Purchase Common Stock by and between the Registrant and CPA.com, Inc.	10-K	001-39149	19.1	08/23/2024

4.7	Form of Warrant to Purchase Common Stock by and between the Registrant and JPMC Strategic Investments I Corporation.	10-Q	001-39149	4.1	02/09/2024

4.8	Indenture, dated as of December 6, 2024, between the Registrant and Computershare Trust Company, N.A. (including the form of 0% convertible senior notes due 2030).	8-K	001-39149	4.1	12/06/2024

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.3†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.	10-K	001-39149	10.4	08/29/2023

10.4†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.	10-K	001-39149	10.5	08/29/2023

10.5†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.6†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.7†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.8†	Offer Letter, by and between the Registrant and Ken Moss.					X

10.9†	Offer Letter, by and between the Registrant and Mary Kay Bowman.					X

10.10†	Offer Letter, by and between the Registrant and Mike Cieri.					X

10.11†	Offer Letter, by and between the Registrant and Rohini Jain.					X

10.12	Third Amendment to Office Lease, by and between the Registrant and US ER America Center 4, LLC.	10-K	001-39149	10.12	08/22/2022

10.13	Amendment No. 5 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of March 15, 2024.	10-Q	001-39149	10.1	05/03/2024

10.14†	DivvyPay, Inc. 2016 Equity Incentive Plan.	10-K	001-39149	10.14	08/30/2021

10.15†	Invoice2go, Inc. 2014 Stock Plan.	S-8	333-259420	99.1	09/09/2021

10.16	Revolving Credit Agreement by and among Odin Financing, LLC, J.P. Morgan Chase Bank, N.A. and the lenders party thereto, dated as of May 23, 2025.	8-K	001-39149	10.1	05/27/2025

10.17	Form of Capped Call Confirmation.	8-K	001-39149	10.1	12/06/2024

16.1	Letter from Ernst & Young LLP, dated September 7, 2023.	8-K	001-39149	16.1	09/07/2023

19.1	Insider Trading Policy.	10-K	001-39149	19.1	08/23/2024

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1994 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	BILL Holdings, Inc. Compensation Recovery Policy.	10-K	001-39149	19.1	08/23/2024

101.INS	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X
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

August 28, 2025	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints René Lacerte and Rohini Jain, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this registration statement (including post-effective amendments or any abbreviated registration statement and any amendments thereto filed pursuant to Rule 462(b) increasing the number of securities for which registration is sought), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Lacerte	Chief Executive Officer and Director	August 28, 2025
René Lacerte	(Principal Executive Officer)

/s/ Rohini Jain	Chief Financial Officer	August 28, 2025
Rohini Jain	(Principal Financial Officer)

/s/ Germaine Cota	Senior Vice President, Finance and Accounting	August 28, 2025
Germaine Cota	(Principal Accounting Officer)

/s/ Aida Alvarez	Director	August 28, 2025
Aida Alvarez

/s/ Steven Cakebread	Director	August 28, 2025
Steven Cakebread

/s/ Stephen Fisher	Director	August 28, 2025
Stephen Fisher

/s/ Keri Gohman	Director	August 28, 2025
Keri Gohman

/s/ David Hornik	Director	August 28, 2025
David Hornik

/s/ Brian Jacobs	Director	August 28, 2025
Brian Jacobs

/s/ Allie Kline	Director	August 28, 2025
Allie Kline

/s/ Allison Mnookin	Director	August 28, 2025
Allison Mnookin

/s/ Tina Reich	Director	August 28, 2025
Tina Reich

/s/ Alison Wagonfeld	Director	August 28, 2025
Alison Wagonfeld

/s/ Dan Wernikoff	Director	August 28, 2025
Dan Wernikoff

