Form 10-Q
period 2025-09-30
BILL Holdings, Inc.
filed 2025-11-07
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had 100,156,683 shares of common stock, $0.00001 par value per share, outstanding.

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
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shut downs and tariffs, fluctuations in market interest rates and currency exchange rates, cybersecurity events, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,099,628	$1,038,346
Short-term investments	1,215,339	1,180,110
Accounts receivable, net	32,113	32,341
Acquired card receivables, net of allowances of $15,217 and $15,020 as of September 30, 2025 and June 30, 2025, respectively	738,765	685,108
Prepaid expenses and other current assets	269,326	258,418
Funds held for customers	3,974,674	4,044,470
Total current assets	7,329,845	7,238,793
Non-current assets:
Operating lease right-of-use assets, net	54,066	56,086
Property and equipment, net	128,957	116,611
Intangible assets, net	207,640	222,805
Goodwill	2,396,509	2,396,509
Other assets	34,228	33,178
Total assets	$10,151,245	$10,063,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,999	$16,293
Accrued compensation and benefits	35,950	39,581
Deferred revenue	20,782	22,435
Other accruals and current liabilities	306,405	252,455
Borrowings from credit facilities	—	180,005
Convertible senior notes, net	33,446	33,421
Customer fund deposits	3,974,674	4,044,470
Total current liabilities	4,378,256	4,588,660
Non-current liabilities:
Deferred revenue	346	285
Operating lease liabilities	55,947	58,372
Borrowings from credit facilities	330,003	—
Convertible senior notes, net	1,502,321	1,501,044
Other long-term liabilities	1,661	1,581
Total liabilities	6,268,534	6,149,942
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,464,986	5,414,645
Accumulated other comprehensive income	13,202	10,197
Accumulated deficit	(1,595,479)	(1,510,804)
Total stockholders' equity	3,882,711	3,914,040
Total liabilities and stockholders' equity	$10,151,245	$10,063,982
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2025	2024
Revenue
Subscription and transaction fees	$358,005	$314,943
Interest on funds held for customers	37,736	43,507
Total revenue	395,741	358,450
Cost of revenue
Service costs	66,066	53,602
Depreciation and amortization (1)	10,937	11,094
Total cost of revenue	77,003	64,696
Gross profit	318,738	293,754
Operating expenses
Research and development	80,289	78,685
Sales and marketing	149,216	126,322
General and administrative	76,919	66,771
Provision for expected credit losses	16,096	20,661
Depreciation and amortization (1)	8,067	9,013
Restructuring	8,870	—
Total operating expenses	339,457	301,452
Operating loss	(20,719)	(7,698)
Other income, net	17,906	17,878
Income (loss) before provision for income taxes	(2,813)	10,180
Provision for income taxes	149	1,268
Net income (loss)	$(2,962)	$8,912

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$0.08
Diluted	$(0.03)	$0.08
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	101,922	105,672
Diluted	101,922	107,322
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash of $4.5 million and $3.8 million during the three months ended September 30, 2025 and 2024, respectively, which are included in service costs in the condensed consolidated statements of operations.

See accompanying notes to condensed consolidated financial statements.

4

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2025	2024
Net income (loss)	$(2,962)	$8,912
Other comprehensive income:
Net unrealized gain on investments in available-for-sale securities	3,005	11,009
Comprehensive income	$43	$19,921

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	441	—	(287)	—	—	(287)
Issuance of common stock under the employee stock purchase plan	113	—	5,302	—	—	5,302
Repurchase and retirement of common stock, including excise tax	(3,711)	—	—	—	(201,709)	(201,709)
Stock-based compensation	—	—	55,817	—	—	55,817
Other comprehensive income	—	—	—	11,009	—	11,009
Net income	—	—	—	—	8,912	8,912
Balance at September 30, 2024	103,489	$2	$5,293,869	$9,119	$(1,289,745)	$4,013,245

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2025	103,012	$2	$5,414,645	$10,197	$(1,510,804)	$3,914,040
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	498	—	(13,804)	—	—	(13,804)
Repurchase and retirement of common stock, including excise tax	(1,695)	—	—	—	(81,713)	(81,713)
Stock-based compensation	—	—	64,145	—	—	64,145
Other comprehensive income	—	—	—	3,005	—	3,005
Net loss	—	—	—	—	(2,962)	(2,962)
Balance at September 30, 2025	101,815	$2	$5,464,986	$13,202	$(1,595,479)	$3,882,711

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,962)	$8,912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	58,805	54,657
Amortization of intangible assets	15,165	16,938
Depreciation of property and equipment	3,839	3,169
Amortization of capitalized internal-use software costs and other paid in cash	4,507	3,944
Amortization of debt discount and issuance costs	1,610	895
Accretion of discount on investments in marketable debt securities	(7,464)	(12,241)
Accretion of discount on loans held for investment	(6,533)	(4,631)
Provision for expected credit losses on acquired card receivables and other financial assets	16,096	20,661
Non-cash operating lease expense	2,019	2,045
Other	368	172
Changes in assets and liabilities:
Accounts receivable	273	(4,028)
Prepaid expenses and other current assets	5,403	(1,143)
Other assets	(1,378)	6,910
Accounts payable	(9,797)	3,804
Other accruals and current liabilities	20,826	(9,791)
Operating lease liabilities	(2,331)	(2,348)
Deferred revenue	(1,591)	657
Net cash provided by operating activities	96,855	88,582
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(372,347)	(637,992)
Proceeds from maturities and sales of corporate and customer fund short-term investments	328,254	563,677
Purchases of loans held for investment	(241,680)	(181,686)
Principal repayments of loans held for investment	244,471	171,987
Acquired card receivables, net	(52,826)	(47,968)
Purchases of property and equipment	(1,299)	(17)
Capitalization of internal-use software costs	(13,294)	(7,039)
Other	—	(500)
Net cash used in investing activities	(108,721)	(139,538)

	Three Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Customer fund deposits liability and other	(68,715)	78,512
Prepaid card deposits	16,764	11,322
Repurchase of common stock	(83,145)	(200,002)
Proceeds from line of credit borrowings	150,000	—
Proceeds from exercise of stock options	276	1,017
Tax withholdings related to net share settlements of equity awards	(14,080)	(1,304)
Proceeds from issuance of common stock under the employee stock purchase plan	—	5,302
Net cash provided by (used in) financing activities	1,100	(105,153)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	75	(127)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(10,691)	(156,236)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,550,885	3,351,399
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,540,194	$3,195,163
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,099,628	$853,470
Restricted cash included in other current assets	111,842	148,660
Restricted cash included in other assets	4,885	5,297
Restricted cash and restricted cash equivalents included in funds held for customers	2,323,839	2,187,736
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,540,194	$3,195,163
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

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period. The unaudited condensed consolidated balance sheets as of June 30, 2025 included herein was derived from the audited financial statements for the year ended June 30, 2025, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (2025 10-K).
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
On a regular basis, the Company’s CODM is provided with significant segment expenses as reported within the consolidated statements of operations, adjusted for depreciation, amortization and restructuring, as presented in the consolidated statements of operations, stock-based compensation (refer to Note 8), and amortization of debt issuance costs (refer to Note 9). Other items included in the segment's profit or loss measure are interest income, interest expense (refer to Note 9), and provision for income taxes presented in the consolidated statements of operations and comprehensive income. In addition, on a regular basis the CODM is also provided with rewards expense and losses from fraud. Rewards expense, which is included in sales and marketing, was $81.3 million and $62.1 million for the three months ended September 30, 2025 and 2024, respectively. Losses from fraud, which are included in general and administrative, were $6.8 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively.

Total revenue from external customers outside of the U.S. was less than 2% of consolidated total revenue during each of the three months ended September 30, 2025 and 2024.

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
Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized. The Company monitors goodwill for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No triggering events indicating possible impairment were identified during the three months ended September 30, 2025 or in any prior period. The Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of government budget cuts, government shut downs and tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit. As a result, the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.

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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of September 30, 2025 and June 30, 2025, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled approximately $30.2 million and $30.3 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three months ended September 30, 2025 and 2024.
Foreign Currency
The functional currency of the Company's foreign subsidiary is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other income, net in the accompanying condensed consolidated statements of operations.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the 2025 10-K, except as noted below:
Restructuring
Restructuring charges may consist of severance, benefits, payroll taxes, costs related to contract terminations, and other related costs. The Company recognizes a liability for involuntary employee termination benefits pursuant to a mutually understood severance benefits plan when it is probable and the termination benefits are estimable. One-time involuntary termination benefits that are not provided under the ongoing severance benefits plan or enhancements to the ongoing severance benefits plan are not accrued until the terms of the benefit arrangement have been communicated to the affected employees. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements and disclosures not yet adopted as described in the 2025 10-K, except as noted below:
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company determined that there is no material impact to the consolidated financial statements.
In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when the Company is required to start capitalizing eligible costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is evaluating the impact this amended guidance may have on its consolidated financial statements.
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

	Three Months Ended September 30,
	2025	2024
BILL AP/AR	$178,596	$162,256
BILL Spend and Expense	157,286	132,604
Integrated platform	335,882	294,860
Embedded and Other Solutions	22,123	20,083
Total subscription and transaction fees	358,005	314,943
Interest on funds held for customers	37,736	43,507
Total revenue	$395,741	$358,450
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three months ended September 30, 2025, the Company recognized $12.4 million of revenue that was included in the deferred revenue balances as of June 30, 2025.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $68.5 million. Of the total remaining performance obligations, the Company expects to recognize approximately 50% over the next year, 23% between one to two years and 27% over the next three to five years thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $17.4 million and $17.3 million as of September 30, 2025 and June 30, 2025, respectively and are included in accounts receivable, net in the accompanying consolidated balance sheets.
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
The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	September 30, 2025	June 30, 2025
Assets
Cash equivalents:
Money market funds	Level 1	$367,960	$365,456
Corporate bonds	Level 2	75,233	69,956
Certificates of deposit	Level 2	—	2,216

Short-term investments:
Corporate bonds	Level 2	711,643	758,333
U.S. treasury securities	Level 2	347,939	287,559
Asset-backed securities	Level 2	130,297	118,236
Certificates of deposit	Level 2	25,460	15,982

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,755,709	1,642,494
Corporate bonds	Level 2	—	18,929

Short-term investments:
Corporate bonds	Level 2	498,565	486,362
U.S. treasury securities	Level 2	892,084	868,705
Certificates of deposit	Level 2	94,136	99,138
Asset-backed securities	Level 2	148,582	167,970
Municipal bonds	Level 2	15,409	6,592

Liabilities (1)
0% 2025 Notes	Level 2	33,154	32,567
0% 2027 Notes	Level 2	114,751	112,738
0% 2030 Notes	Level 2	$1,248,786	$1,185,128
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The Company's financial instruments that are not measured and recorded at fair value, such as cash, restricted cash, acquired cards receivables, loans held for investment, interest receivables, incentive receivables, and borrowings from credit facilities, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from credit facilities would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	September 30, 2025	June 30, 2025
Short-term investments:
Available-for-sale debt securities	$1,215,339	$1,180,110
Total short-term investments	1,215,339	1,180,110
Funds held for customers:
Restricted cash	572,575	749,111
Restricted cash equivalents	1,755,709	1,661,423
Funds receivable	24,106	25,499
Available-for-sale debt securities	1,648,776	1,628,767
Total funds held for customers	4,001,166	4,064,800
Less - interest income included in other current assets (1)	(26,492)	(20,330)
Total funds held for customers, net of income earned by the Company	$3,974,674	$4,044,470
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
The following table summarizes the estimated fair value of available-for-sale debt securities, included within short-term investments and funds held for customers, as of the dates presented (in thousands):

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$708,261	$3,408	$(26)	$711,643
U.S. treasury securities	347,382	629	(72)	347,939
Asset-backed securities	129,998	308	(9)	130,297
Certificates of deposit	25,460	—	—	25,460
Total short-term investments	$1,211,101	$4,345	$(107)	$1,215,339
Funds held for customers:
U.S. treasury securities	$887,211	$4,952	$(79)	$892,084
Corporate bonds	495,245	3,320	—	498,565
Asset-backed securities	147,684	898	—	148,582
Certificates of deposit	94,136	—	—	94,136
Municipal bonds	15,361	51	(3)	15,409
Total funds held for customers	$1,639,637	$9,221	$(82)	$1,648,776

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$756,009	$2,598	$(274)	$758,333
U.S. treasury securities	287,356	261	(58)	287,559
Asset-backed securities	118,074	177	(15)	118,236
Certificates of deposit	15,982	—	—	15,982
Total short-term investments	$1,177,421	$3,036	$(347)	$1,180,110
Funds held for customers:
Corporate bonds	$483,604	$2,759	$(1)	$486,362
Certificates of deposit	99,138	—	—	99,138
Asset-backed securities	167,179	791	—	167,970
Municipal bonds	6,560	32	—	6,592
U.S. treasury securities	864,602	4,319	(216)	868,705
Total funds held for customers	$1,621,083	$7,901	$(217)	$1,628,767
The amortized cost and fair value amounts for short-term investments include interest receivables of $8.3 million and $8.9 million as of September 30, 2025 and June 30, 2025, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivable of $13.7 million and $12.4 million as of September 30, 2025 and June 30, 2025, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	September 30, 2025	June 30, 2025
Due within 1 year	$731,480	$1,118,478
Due in 1 year through 5 years	2,131,953	1,689,477
Due in 5 years through 10 years	682	922
Total	$2,864,115	$2,808,877

As of September 30, 2025, approximately 60 out of approximately 820 investments in available-for-sale debt securities were in an unrealized loss position. The following tables show gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$69,353	$(25)	$1,721	$(1)	$71,074	$(26)
U.S. treasury securities	55,619	(72)	—	—	55,619	(72)
Asset-backed securities	19,714	(9)	—	—	19,714	(9)
Certificates of deposit	2,599	—	—	—	2,599	—
Total short-term investments	$147,285	$(106)	$1,721	$(1)	$149,006	$(107)
Funds held for customers:
Municipal bonds	$2,004	$(3)	$—	$—	$2,004	$(3)
U.S. treasury securities	56,753	(49)	12,069	(30)	68,822	(79)
Total funds held for customers	$58,757	$(52)	$12,069	$(30)	$70,826	$(82)

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$209,648	$(274)	$—	$—	$209,648	$(274)
U.S. treasury securities	139,598	(58)	—	—	139,598	(58)
Asset-backed securities	30,362	(15)	—	—	30,362	(15)
Total short-term investments	$379,608	$(347)	$—	$—	$379,608	$(347)
Funds held for customers:
Corporate bonds	$12,867	$(1)	$—	$—	$12,867	$(1)
Asset-backed securities	4,576	—	—	—	4,576	—
U.S. treasury securities	82,910	(216)	—	—	82,910	(216)
Total funds held for customers	$100,353	$(217)	$—	$—	$100,353	$(217)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three months ended September 30, 2025 and 2024.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of September 30, 2025, approximately $475.3 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facilities (as defined below, see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three months ended September 30, 2025 and 2024.

The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of September 30, 2025 totaled $91.8 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of September 30, 2025.
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

	September 30, 2025	June 30, 2025
Current and less than 30 days past due	$739,963	$686,070
30 ~ 59 days past due	5,837	6,173
60 ~ 89 days past due	4,647	5,312
90 ~ 119 days past due	3,522	2,562
Over 119 days past due	13	11
Total	$753,982	$700,128
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance, beginning	$15,020	$20,883
Provision for expected credit losses	12,194	15,171
Charge-off amounts	(14,648)	(13,028)
Recoveries collected	2,651	1,842
Balance, ending	$15,217	$24,868
Card receivables acquired from the Issuing Banks were $6.2 billion and $5.2 billion during the three months ended September 30, 2025 and 2024, respectively. The provision for expected credit losses related to acquired card receivables decreased during the three months ended September 30, 2025 compared to the same prior year periods due to improvements in delinquency performance, which was offset by portfolio growth. The charge-off amounts related to acquired card receivables increased during the three months ended September 30, 2025 compared to the same prior year period due to portfolio growth.
NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment represent funds advanced under a line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner). Loans held for investment are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	September 30, 2025	June 30, 2025
Unpaid principal balance	$62,643	$61,938
Less: Discount at loan purchase, net of amortization	(1,544)	(1,527)
Less: Allowance for expected credit losses	(14,653)	(14,853)
Loans held for investment, net	$46,446	$45,558
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

	September 30, 2025	June 30, 2025
Current and less than 30 days past due	$55,997	$55,540
30 ~ 59 days past due	1,725	1,471
60 ~ 89 days past due	1,799	1,461
90 ~ 119 days past due	1,427	1,685
Over 119 days past due	151	254
Total	$61,099	$60,411
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance, beginning	$14,853	$4,700
Provision for expected credit losses	3,906	5,274
Charge-off amounts	(4,364)	(3,898)
Recoveries collected	258	154
Balance, ending	$14,653	$6,230
The provision for expected credit losses related to loans held for investments decreased during the three months ended September 30, 2025 compared to the same prior year period mainly due to an immaterial release from the allowance for credit losses attributable to changes in assumptions related to macroeconomic factors. The charge-off amounts and allowance for credit losses related to loans held for investment increased during the three months ended September 30, 2025 compared to the same prior year period due to portfolio growth.

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	September 30, 2025	June 30, 2025	Expected Remaining Term (years)	Annualized Effective Interest Rate at September 30, 2025
Current liabilities:
Convertible senior notes:
2025 Notes, principal	$33,463	$33,463	0.2	0.36%
Less: unamortized debt discount and issuance costs	(17)	(42)
Convertible senior notes, net current	33,446	33,421
Revolving credit facility:
2021 Credit Facility	—	180,005
Borrowings from Revolving Credit Facility (including unamortized debt premium)(1)	—	180,005
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	1,400,000	4.5	0.32%
2027 Notes, principal	123,548	123,548	1.5	0.48%
Less: unamortized debt discount and issuance costs	(21,227)	(22,504)
Convertible senior notes, net	1,502,321	1,501,044
Revolving credit facility:
2021 Credit Facility	180,003	—	2.6	7.50%
2025 Credit Facility	150,000	—	2.1	5.39%
Borrowings from Revolving Credit Facility (including unamortized debt premium)(1)	330,003	—
Total	$1,865,770	$1,714,470
(1) Unamortized debt issuance costs balance for the Revolving Credit Facilities was $1.7 million and $2.1 million as of September 30, 2025 and June 30, 2025, respectively, and is included in other assets on the condensed consolidated balance sheets.
Convertible senior notes
2030 Notes
On December 6, 2024, the Company issued $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Notes are subject to the terms and conditions of the indenture governing the 2030 Notes between the Company and Computershare Trust Company, N.A., as trustee (in its capacity as trustee for each of the 2030 Notes, the 2025 Notes (as defined below) and the 2027 Notes (as defined below), as applicable, the Notes Trustee). The net proceeds from the issuance of the 2030 Notes were $1.38 billion, after deducting the debt discount and debt issuance costs totaling $24.0 million.
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
The 2030 Notes have an initial conversion rate of 8.3718 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $119.45 per share of the Company’s common stock and 11.7 million shares issuable upon conversion. The conversion rate is subject to customary adjustments for certain events as described below. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. The Company’s current intent is to settle conversions of the 2030 Notes through a combination settlement, which involves a repayment of the principal portion in cash with any excess of the conversion value over the principal amount settled in shares of common stock.
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
The "if-converted" value of the Notes did not exceed the principal amount of $1.6 billion as of each of September 30, 2025 and June 30, 2025, respectively.
Capped Call Transactions
In conjunction with the issuance of the 2030 Notes, the Company entered into capped call transactions (the Capped Calls) with certain financial institutions at a total cost of $93.0 million. The Capped Calls associated with the 2030 Notes are separate transactions and are not part of the terms of the 2030 Notes. The total amount paid for the Capped Calls associated with the 2030 Notes was recorded as a reduction of additional paid-in capital. The Company used a portion of the proceeds from the 2030 Notes to pay for the cost of the applicable Capped Call premium. The cost of the Capped Calls associated with the 2030 Notes is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the 2030 Notes for tax purposes.
The Capped Calls associated with the 2030 Notes each have an initial strike price of $119.45 per share, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2030 Notes, and have an initial cap price of $154.84 per share, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than their respective strike price. The Capped Calls associated with the 2030 Notes cover, subject to anti-dilution adjustments, a total of 11.7 million shares of the Company’s common stock. The Capped Calls associated with the 2030 Notes are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the 2030 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In conjunction with the issuance of the 2025 Notes and 2027 Notes, the Company entered into similar capped call transactions. In fiscal 2024, the Company terminated the capped call transactions previously entered into in connection with the issuance of the 2025 Notes.

2021 Credit Facility
The Company's Revolving Credit and Security Agreement, by and among Divvy Peach, LLC, a wholly-owned subsidiary of the Company, and Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended from time to time, the 2021 Credit Facility), was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. The 2021 Credit Facility matures in June 2026 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $180.0 million as of September 30, 2025. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of September 30, 2025, the Company was in compliance with those covenants.
On October 29, 2025, the Company further amended the 2021 Credit Facility to extend the maturity date from June 2026 to May 2028, and reduce the interest rate from 2.65% to 1.95% plus SOFR (subject to a floor rate of 0.25%) per annum.
2025 Credit Facility
The Company's Revolving Credit and Security Agreement by and among Odin Financing, LLC, a wholly-owned subsidiary of the Company, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the 2025 Credit Facility and together with the 2021 Credit Facility, the Revolving Credit Facilities) was executed in May 2025 to finance the acquisition of card receivables. Borrowings bear interest at a rate per annum that is based on SOFR or an adjusted benchmark rate plus 1.80%. The 2025 Credit Facility matures in November 2027 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $150.0 million as of September 30, 2025. The Company is required to comply with certain restrictive covenants, including liquidity requirements. As of September 30, 2025, the Company was in compliance with those covenants.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended September 30,		As of September 30, 2025
	2025	2024	Unrecognized compensation	Weighted-average recognition period (in years)
Restricted stock units (RSUs)	$56,783	$50,895	$446,895	2.6
Performance-based awards	3,046	2,795	27,262	2.4
Employee stock purchase plan	2,002	1,407	3,442	0.6
Market-based RSUs	1,927	1,005	19,073	1.2
Stock options	387	1,238	89	0.2
Total stock-based compensation	$64,145	$57,340	$496,761

Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,
	2025	2024
Revenue - subscription and transaction fees	$609	$527
Cost of revenue - service costs	2,345	2,145
Research and development	25,900	23,635
Sales and marketing	9,626	10,795
General and administrative	20,325	17,555
Total amount charged to operating loss	58,805	54,657
Property and equipment (capitalized internal-use software)	5,340	2,683
Total stock-based compensation	$64,145	$57,340
Share Repurchase Program
In August 2024, the Company's board of directors approved a share repurchase program, pursuant to which the Company announced its intention to purchase up to $300.0 million of its outstanding shares of common stock (the August 2024 Share Repurchase Program). During the three months ended September 30, 2025 and 2024, the Company repurchased 1,392,005 shares for $65.5 million and 3,711,246 shares for $201.7 million, respectively, of its common stock under this program and completed the repurchase of shares under the August 2024 Share Repurchase Program, including the immaterial amount of accrued excise tax.
In August 2025, the Company's board of directors authorized an additional share repurchase program pursuant to which the Company announced its intention to purchase up to $300.0 million of its outstanding shares of common stock (the August 2025 Share Repurchase Program). The Company may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate the Company to acquire any amount of common stock.
The Company repurchased and subsequently retired 302,715 shares for $16.3 million under the August 2025 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the three months ended September 30, 2025. As of September 30, 2025, $283.7 million remained available for future share repurchases under the August 2025 Share Repurchase Program.
During the three months ended September 30, 2025, the Company repurchased a total of 1,694,720 shares for $81.7 million under both the August 2024 and August 2025 Share Repurchase Programs, including the immaterial amount of accrued excise tax. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets.

NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Interest income	$25,166	$22,824
Interest expense	(5,120)	(3,893)
Amortization of debt discount and issuance costs	(1,610)	(895)
Other	(530)	(158)
Total other income, net	$17,906	$17,878
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim periods. For the three months ended September 30, 2025 and 2024, the Company's income tax provision was $0.1 million and $1.3 million, respectively.
The Company’s effective tax rate differs from the federal statutory rate primarily due to valuation allowance positions in its federal, state and foreign jurisdictions. The income tax expense during the three months ended September 30, 2025 pertained mainly to an estimated cash tax liability and an increase in the net deferred tax liability.
The Company has subsidiaries in the U.S., Canada, and Australia and may be subject to income tax audits in those jurisdictions. The Company records liabilities related to uncertain tax positions, which provide adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audit. The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future.
On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (OBBBA) was enacted in the U.S. Key tax components of the OBBBA include making permanent certain provisions of the Tax Cuts and Jobs Act and full expensing of domestic research and experimental expenditures. The Company currently expects an immaterial beneficial cash flow impact in fiscal year 2026 from repeal of Section 174. The Company will continue to monitor and assess the impact of OBBBA on the consolidated financial statements.
The Company regularly evaluates the realizability of its deferred tax assets (DTAs) by assessing all available evidence, both positive and negative, to determine whether it is more likely than not that some or all of the DTAs will not be realized. The Company considers its historical earnings, volatility in actual earnings, impact of permanent book to tax difference, the timing of reversal of existing temporary differences, and future profitability to assess its valuation allowance. As of September 30, 2025, substantially all of the Company's U.S. and foreign DTAs, net of deferred tax liabilities, were subject to a valuation allowance. If sufficient positive evidence emerges, some or all of the valuation allowance could be released. Such a release would result in a non-cash income tax benefit in the period of release and the recognition of additional DTAs in the accompanying condensed consolidated statements of operations and balance sheets, respectively. There is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to conclude that all or a significant portion of the valuation allowance against U.S. net DTAs is no longer required.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of September 30, 2025, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.6 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using the spend and expense product and borrowers using the invoice financing product at any one time.
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
Commitments
The Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2031, which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of September 30, 2025 are as follows (in thousands).

Fiscal years ending June 30:	Amount
Remainder of 2026	$36,276
2027	50,329
2028	37,900
2029	11,225
2030	4,383
Thereafter	246
Total	$140,359
During the three months ended September 30, 2025 there have been no material changes to the Company's non-cancelable operating leases from those disclosed in Note 14 to the financial statements in the 2025 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of September 30, 2025 and June 30, 2025, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 12 – RESTRUCTURING
The Company is committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, the Company announced a reduction in force (RIF) impacting approximately 6% of employees. The Company incurred the majority of the charges relating to the RIF in the three months ended September 30, 2025. During the three months ended September 30, 2025, the Company recorded restructuring expenses of approximately $9 million related to the RIF, as a separate line item in the accompanying condensed consolidated statements of operations. The Company expects substantially all of the accrued amount to be paid by December 31, 2025, subject to local law and consultation requirements. The Company also intends to consider and pursue additional actions to improve structural efficiencies and optimize operations over the course of the year.
NOTE 13 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025	2024 (1)
Numerator:
Net income (loss) attributable to common stockholders
Basic and diluted	$(2,962)	$8,912
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	101,922	105,672
Effect of dilutive securities:
Equity awards	—	1,650
Diluted	101,922	107,322
Net income (loss) per share attributable to common stockholders
Basic	$(0.03)	$0.08
Diluted	$(0.03)	$0.08
(1) For the three months ended September 30, 2024, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method.
Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Equity awards	9,237	—
Convertible senior notes	12,226	2,426
Total	21,463	2,426
Shares issuable under the Notes is subject to adjustment up to approximately 16.6 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of September 30, 2025, no conversion was triggered for the Notes.

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
Overview
BILL is the intelligent finance platform trusted by nearly half a million businesses and their accountants to manage, move, and maximize their money. BILL powers businesses ranging from fast-moving startups to growing companies with complex operations. We use artificial intelligence (AI) to deliver strategic finance capabilities in one integrated platform that includes accounts payable (AP), accounts receivable (AR), expenses, forecasting, procurement, and more. With more than 8 million network members, our platform's total payment volume represents approximately 1% of U.S. gross domestic product. Headquartered in San Jose, California, BILL is a trusted partner of leading U.S. financial institutions, accounting firms, and software providers.
Our platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash flow. We have built sophisticated integrations with popular software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Our integrated platform also includes BILL Spend and Expense, our spend and expense management product, which provides a solution for businesses to have smart corporate cards, build and monitor budgets, manage payments, and eliminate the need for manual expense reports.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms, financial institution partnerships, and software providers. As of September 30, 2025, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and six of the top ten largest financial institutions for SMBs in the United States (U.S.), including JPMorgan Chase, Bank of America, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
In October 2025, we launched BILL AI, including our first AI agents, which are designed to autonomously collect and validate W-9s and reconcile receipts. We anticipate launching additional agents and AI features in the coming months. In addition, we recently announced embed partnerships with Paychex, Oracle NetSuite, and Acumatica, which we expect will extend our platform's reach and offer new payment capabilities to our partners' users.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $395.7 million and $358.5 million during the three months ended September 30, 2025 and 2024, respectively, an increase of $37.3 million. We generated a net loss of $3.0 million and net income of $8.9 million during the three months ended September 30, 2025 and 2024, respectively.
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
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, the Company announced a reduction in force (RIF) impacting approximately 6% of employees. We incurred the majority of the charges related to the RIF in the three months ended September 30, 2025 and expect it to be substantially completed by December 31, 2025. The Company also intends to consider and pursue additional actions to improve structural efficiencies and optimize operations over the course of the year.
Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors, banking sector dynamics, or ongoing global geopolitical conflicts will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including government budget cuts and government shut downs, changes in central bank policies and interest rates, rates of inflation, the strength of the U.S. dollar, the related impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Our Revenue Model
We generate revenue primarily from subscription and transaction fees.
Our subscription revenue is primarily based on a fixed monthly or annual rate per user or per customer account. Our transaction revenue consists of transaction fees, on a fixed or variable rate per transaction, and interchange fees. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, pay-by-card, invoice financing, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
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
The cards on our platform are issued by Cross River Bank, a Federal Deposit Insurance Corporation (FDIC)-insured New Jersey state chartered bank, and WEX Bank and Web Bank, FDIC-insured Utah state chartered banks. Under our arrangements with the Issuing Banks, we must comply with their respective credit policies and underwriting procedures, and the Issuing Banks maintain ultimate authority to decide whether to issue a card or approve a transaction. We are responsible for all fraud and unauthorized use of a card and generally are required to hold the Issuing Bank harmless from such losses unless claims regarding fraud or unauthorized use are due to the sole gross negligence of the Issuing Bank.
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

	As of September 30,
	2025	2024	% Growth
Businesses using our solutions (1)	498,500	476,200	5%

	Three Months Ended September 30,
	2025	2024	% Growth
Total Payment Volume (billions) (2)	$89.3	$79.8	12%

	Three Months Ended September 30,
	2025	2024	% Growth
Transactions processed (millions) (3)	33.3	28.6	16%
(1)As of September 30, 2025, the total number of BILL AP/AR customers was approximately 173,500; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 42,500; and the total number of Embedded Solutions and Other customers was approximately 282,500.
(2)During the three months ended September 30, 2025, the TPV by BILL AP/AR customers was approximately $74.7 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $6.2 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $8.4 billion.
(3)During the three months ended September 30, 2025, the total number of transactions executed by BILL AP/AR customers was approximately 12.5 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 18.8 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 2.0 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV is presented gross of payments that may be subsequently reversed. Such reversals comprised less than 2% of TPV during each of the three months ended September 30, 2025 and 2024.
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
Service Costs and Expenses
Service costs – Service costs consist primarily of costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, net of card network incentives, fees for processing payments), personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform into our customers’ systems, and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business and based on whether or not we are the principal or the agent under arrangements with third parties.
Research and development (R&D) – R&D expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our R&D teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of R&D expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our R&D expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our R&D team to develop new products and product enhancements, including continued investments in our AI tools and offerings, such as AI agents. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs into service costs over the estimated life of the new product or incremental functionality, which is generally three years.
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
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits related to the RIF. Additionally, these costs may include contract termination expenses and other costs related to the execution of our efforts to improve organizational agility and efficiency, while also seeking to drive greater profitability. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue
Subscription and transaction fees (1)	$358,005	$314,943	$43,062	14%
Interest on funds held for customers	37,736	43,507	(5,771)	(13)%
Total revenue	395,741	358,450	37,291	10%
Cost of revenue
Service costs (1)	66,066	53,602	12,464	23%
Depreciation and amortization (2)	10,937	11,094	(157)	(1)%
Total cost of revenue	77,003	64,696	12,307	19%
Gross profit	318,738	293,754	24,984	9%
Operating expenses
Research and development (1)	80,289	78,685	1,604	2%
Sales and marketing (1)	149,216	126,322	22,894	18%
General and administrative (1)	76,919	66,771	10,148	15%
Provision for expected credit losses	16,096	20,661	(4,565)	(22)%
Depreciation and amortization (2)	8,067	9,013	(946)	(10)%
Restructuring	8,870	—	8,870	100%
Total operating expenses	339,457	301,452	38,005	13%
Operating loss	(20,719)	(7,698)	(13,021)	169%
Other income, net	17,906	17,878	28	—%
Income (loss) before provision for income taxes	(2,813)	10,180	(12,993)	(128)%
Provision for income taxes	149	1,268	(1,119)	(88)%
Net income (loss)	$(2,962)	$8,912	$(11,874)	(133)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue - subscription and transaction fees	$609	$527	$82	16%
Cost of revenue - service costs	2,345	2,145	200	9%
Research and development	25,900	23,635	2,265	10%
Sales and marketing	9,626	10,795	(1,169)	(11)%
General and administrative	20,325	17,555	2,770	16%
Total stock-based compensation	$58,805	$54,657	$4,148	8%
(2) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash of $4.5 million and $3.8 million during the three months ended September 30, 2025 and 2024, respectively, which are included in service costs in the condensed consolidated statements of operations.

The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2025	2024
Revenue
Subscription and transaction fees	90%	88%
Interest on funds held for customers	10%	12%
Total revenue	100%	100%
Cost of revenue
Service costs	17%	15%
Depreciation and amortization	2%	3%
Total cost of revenue	19%	18%
Gross profit	81%	82%
Operating expenses
Research and development	21%	21%
Sales and marketing	38%	35%
General and administrative	19%	19%
Provision for expected credit losses	4%	6%
Depreciation and amortization	2%	3%
Restructuring	2%	—%
Total operating expenses	86%	84%
Operating loss	(5)%	(2)%
Other income, net	4%	5%
Income (loss) before provision for income taxes	(1)%	3%
Provision for income taxes	0%	0%
Net income (loss)	(1)%	2%
Comparison of the three months ended September 30, 2025 and 2024
Revenue
The following table sets forth our revenue during the three months ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Subscription fees	$70,832	$67,423	$3,409	5%
Transaction fees	287,173	247,520	39,653	16%
Total subscription and transaction fees	358,005	314,943	43,062	14%
Interest on funds held for customers	37,736	43,507	(5,771)	(13)%
Total revenue	$395,741	$358,450	$37,291	10%
Total revenue increased by $37.3 million during the three months ended September 30, 2025 as compared to the prior year period, primarily due to:
•a $39.7 million increase in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products; and
•a $3.4 million increase in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period; offset by

•a $5.8 million decrease during the three months ended September 30, 2025 in interest on funds held for customers primarily due to lower yield driven by the decrease in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2025 and 2024, respectively, were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Cost of revenue:
Service costs	$66,066	$53,602	$12,464	23%
Depreciation and amortization (1)	10,937	11,094	(157)	(1)%
Total cost of revenue	77,003	64,696	12,307	19%
Gross profit	$318,738	$293,754	$24,984	9%
Gross margin	80.5%	82.0%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $4.5 million and $3.8 million during the three months ended September 30, 2025 and 2024, respectively, which are included in service costs.
Service costs increased by $12.5 million during the three months ended September 30, 2025 as compared to the prior year periods, primarily due to:
•a $10.0 million increase in direct costs associated with the processing of our customers' payment transactions and data hosting services, which were driven by the increase in the number of customers and increased adoption of new product offerings; and
•a $2.4 million increase in other costs, including a $0.8 million increase in software licenses and subscriptions and $0.7 million increase in shared overhead;
Gross margin decreased to 80.5% during the three months ended September 30, 2025 as compared to 82.0% for the prior year period due to a change in mix of costs associated with processing of payments.
Research and Development Expenses
Research and development expenses increased by $1.6 million during the three months ended September 30, 2025 as compared to the prior year period, primarily due to a $10.4 million increase in personnel-related costs, including stock-based compensation expense, driven by increase in headcount, offset by a $9.9 million decrease due to higher capitalization of certain software development costs.
Our research and development expenses remained flat at 21% as a percentage of revenue during the three months ended September 30, 2025 as compared to the prior year period.
Sales and Marketing Expenses
Sales and marketing expenses increased by $22.9 million during the three months ended September 30, 2025 as compared to the prior year period, primarily due to the following:
•a $19.2 million increase in rewards expense in connection with our BILL Divvy Cards as a result of increased transaction volume. During the three months ended September 30, 2025, rewards expense increased to 52% as a percentage of revenue from spend and expense interchange fees from 47% during the prior year period, primarily due to higher reward rates;
•a $2.1 million increase in personnel-related expense primarily driven by a $3.1 million increase in headcount, partially offset by a $1.2 million decrease in stock-based compensation expense; and
•a $0.9 million increase in advertising spend, including various marketing initiatives and activities to promote our products and services.
Our sales and marketing expenses increased to 38% as a percentage of revenue during the three months ended September 30, 2025 from 35% during prior year period primarily due to higher reward rates when compared to prior year period.
General and Administrative Expenses
General and administrative expenses increased by $10.1 million during the three months ended September 30, 2025 as compared to the prior year periods, primarily due to the following:
•a $4.8 million increase in personnel-related expense, including stock-based compensation expense, resulting from increase in headcount;
•a $2.5 million increase in consulting fees for outside services, including fees related to shareholders' activism; and
•a $1.9 million increase in provision for fraud losses driven by the increase in the volume of transactions processed during the current period.
Our general and administrative expenses remained flat at 19% as a percentage of our total revenue during the three months ended September 30, 2025 as compared to the prior year period.
Provision for Expected Credit Losses
Provision for expected credit losses decreased by $4.6 million during the three months ended September 30, 2025, as compared to the prior year period, primarily due to a $3.1 million decrease in provision for expected credit losses for acquired card receivables as a result of improvements in delinquency performance, which was offset by portfolio growth.
Depreciation and Amortization
Depreciation and amortization decreased by $1.1 million during the three months ended September 30, 2025, as compared to the prior year periods, primarily due to certain fully amortized intangible assets.
Restructuring
Restructuring increased by $9 million during the three months ended September 30, 2025 due to the RIF. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other Income, Net
Other income, net increased $28.0 thousand during the three months ended September 30, 2025, as compared to the prior year periods, primarily due to the following:
•a $2.3 million increase in interest income primarily due to a higher average balance of corporate funds; and
•a $1.9 million increase in interest expense primarily due to borrowings from 2025 Credit Facility (as defined in Liquidity and Capital Resources below) in July, 2025;

Provision for Income Taxes
Provision for income taxes during the three months ended September 30, 2025 pertained mainly to an estimated state cash tax liability and an increase in the net deferred tax liability.
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

	Three Months Ended September 30,
	2025	2024
Revenue	$395,741	$358,450
Gross profit	318,738	293,754
Add:
Depreciation and amortization (1)	10,937	11,094
Stock-based compensation and related payroll taxes charged to cost of revenue	2,405	2,183
Non-GAAP gross profit	$332,080	$307,031
Gross margin	80.5%	82.0%
Non-GAAP gross margin	83.9%	85.7%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $4.5 million and $3.8 million during the three months ended September 30, 2025 and 2024, respectively, which are included in service costs in the condensed consolidated statements of operations.
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

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$96,855	$88,582
Purchases of property and equipment	(1,299)	(17)
Capitalization of internal-use software costs	(13,294)	(7,039)
Free cash flow	$82,262	$81,526
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents of $1.1 billion, our available-for-sale short-term investments of $1.2 billion, and our available undrawn Revolving Credit Facilities (as defined below) of $270.0 million. Our cash equivalents are comprised primarily of money market funds, certificates of deposit, and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing capacity of $600.0 million from our Revolving Credit Facilities, and have drawn $330.0 million as of September 30, 2025. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
As of September 30, 2025 ,our principal commitments to settle our contractual obligations consisted of our 2025 Notes, 2027 Notes, 2030 Notes, and outstanding borrowings from our Revolving Credit Facilities as further discussed below. For additional discussion about our Notes and Revolving Credit Facilities, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations, commitments or litigation from those disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (2025 10-K).

In August 2024, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2024 Share Repurchase Program). During the three months ended September 30, 2025, we repurchased and subsequently retired 1,392,005 shares for $65.5 million and completed the repurchase of shares under the August 2024 Share Repurchase Program.
In August 2025, our board of directors authorized an additional share repurchase program pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2025 Share Repurchase Program). We may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. We repurchased and subsequently retired 302,715 shares for $16.3 million under the August 2025 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the three months ended September 30, 2025. As of September 30, 2025, approximately $283.7 million remained available for future share repurchases under the August 2025 Share Repurchase Program.
During the three months ended September 30, 2025, the Company repurchased a total of 1,694,720 shares for $81.7 million under both the August 2024 and August 2025 Share Repurchase Programs, including the immaterial amount of accrued excise tax.
Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$96,855	$88,582
Investing activities	$(108,721)	$(139,538)
Financing activities	$1,100	$(105,153)
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
Net cash provided by operating activities increased to $96.9 million during the three months ended September 30, 2025, from $88.6 million during the prior year period. The net change was due mainly to the increase in our revenue during the period.
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
Our net cash used in investing activities decreased to $108.7 million during the three months ended September 30, 2025, from $139.5 million during the prior year period. The net change was primarily due to the decrease in purchases of corporate and customer short-term investments, offset by a decrease in proceeds from maturities of corporate and customer short-term investments.
Net Cash Provided by Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings. Our cash usage for our financing activities consists primarily of repurchases of shares. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash provided by financing activities was $1.1 million during the three months ended September 30, 2025, compared to net cash used of $105.2 million during the prior year period. The increase was primarily due to proceeds from line of credit borrowings and a decrease in repurchase of common stock, offset by the decrease in customer fund deposits liability.
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

2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025 (the 2025 Notes). The 2025 Notes are senior, unsecured obligations, will not accrue interest unless we determine to pay special interest, and are convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025. We currently anticipate repaying the remaining $33.5 million aggregate principal amount of 2025 Notes in cash upon their maturity.
In December 2024, in connection with the issuance of our 2030 Notes, we entered into privately negotiated transactions with certain holders of our 2025 Notes to repurchase $133.9 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $130.8 million, inclusive of transaction costs. In addition, in fiscal 2025, we entered into privately negotiated transactions with certain holders of our 2025 Notes to repurchase $982.7 million aggregate principal amount of our 2025 Notes for an aggregate cash repurchase price of $932.6 million, inclusive of transaction costs. Following each of the repurchases, we cancelled the repurchased 2025 Notes and, after such cancellation, $33.5 million aggregate principal amount of 2025 Notes remains outstanding. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revolving Credit Facilities
2021 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the 2021 Credit Facility), of which we borrowed $180.0 million as of September 30, 2025. Revolving loans under the 2021 Credit Facility bear interest at a rate per annum determined by reference to the applicable three-month secured overnight financing rate or a base rate, plus an applicable margin of 1.95%. Obligations under the 2021 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2021 Credit Facility matures in May 2028. We have amended our 2021 Credit Facility from time to time, most recently in October 2025, as further discussed under Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Odin Financing, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (the 2025 Credit Facility, and together with the 2021 Credit Facility, the Revolving Credit Facilities), of which we borrowed $150.0 million as of September 30, 2025. Revolving loans under the 2025 Credit Facility bear interest at a rate per annum determined by reference to the applicable one-month secured overnight financing rate or a base rate, plus an applicable margin of 1.80%. Obligations under the 2025 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2025 Credit Facility matures in November 2027.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $91.8 million as of September 30, 2025 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of September 30, 2025.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of September 30, 2025.
As of September 30, 2025 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $3.6 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
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
We continually evaluate our current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of government budget cuts, government shut downs and tariffs, volatility related to changes in rates of inflation, interest rates, and the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of our single reporting unit, and we may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge. For more information, see “Notes to Condensed Consolidated Financial Statements–Note 1–The Company and its Significant Accounting Policies” in this Quarterly Report on Form 10-Q and “Notes to Consolidated Financial Statements–Note 1–The Company and its Significant Accounting Policies” in the 2025 10-K.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 10-K, except as noted below:
Deferred Tax Valuation Allowance
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the realizability of our deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary and reduce such assets to the amount that is more likely than not to be realized. This evaluation requires significant judgment and involves the consideration of all available positive and negative evidence, primarily our profitability in future periods and ongoing prudent and feasible tax planning strategies.
Given our recent results and expected future results, sufficient positive evidence may exist in a future period to support the conclusion that all or a portion of the valuation allowance will no longer be required. The release would result in the recognition of material federal and state deferred tax assets and a corresponding decrease to income tax expense and the effective tax rate in the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 4.13% during the three months ended September 30, 2025, respectively, compared to 5.08% during the same period in fiscal 2025.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facilities. As of September 30, 2025, we borrowed $330.0 million from our Revolving Credit Facilities. Because the interest rate on each of our Revolving Credit Facilities is indexed to a designated term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 0.5%-2.0% increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses, or their counterparties, or other third parties which, potentially augmented by AI, could expose us to material financial losses and liabilities and otherwise harm our business;
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
•A substantial portion of our revenue is derived from interchange fees, which exposes us to potential variability in income and other risks;
•Our business could be negatively affected as a result of actions by or proposals from activist stockholders, and such activism could impact the trading value of our securities and harm our business, financial condition and results of operations;
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net loss of $3.0 million and a net income of $8.9 million during the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.6 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters and in our most recent fiscal year, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.
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
More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market changes and downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, new or increased trade barriers, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as ongoing global geopolitical conflicts, changes in government spending levels, government shut downs and changes in immigration policy impacting the availability of qualified employees for the SMBs we serve, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, we may be impacted by any turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. If challenging macroeconomic conditions for SMBs persist, or if additional economic or political factors create greater pressure on SMBs, our customers and spending businesses may be disproportionately impacted and, as a result, the overall demand for our products and services could be materially and adversely affected.
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
•our ability to retain and expand our relationships with our accounting firm partners, financial institution partners and software partners, or to identify and attract new partners;

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
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as inflation, high interest rate and recessionary environments, government budget cuts and government shut downs, tariffs, and actual or perceived instability in the U.S. and global banking systems, as well as economic conditions specifically affecting SMBs or the industries in which our customers participate;
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
We rely upon our marketing strategy of offering risk-free trials of our platform and other digital marketing strategies to generate sales opportunities. Many of our customers start a risk-free trial of our service. Converting these trial customers to paid customers often requires extensive follow-up and engagement. Many prospective customers never convert from the trial version of a product to a paid version of a product. Further, we often depend on the ability of individuals within an organization who initiate the trial versions of our products to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected. Similarly, our recently-introduced BILL Cash Accounts, which offer high-yield returns on customer cash deposited into such accounts, among other features, require expenditures by us. In the event BILL Cash Account holders do not utilize our platform's product offerings more broadly, our operating results could be adversely affected. In addition, it may be necessary to engage in more sophisticated and costly sales and marketing efforts in order to attract new customers, and changes in privacy laws and third party practices may make adding new customers more expensive or difficult. As a result of these and other factors, we may be unable to attract new customers or our related expenses may increase, which would have an adverse effect on our business, revenue, gross margins, and operating results.
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
Recently, we announced the launch of AI agents to enable automatic W-9 collection and receipt reconciliation, and we plan to launch several additional agents in the coming months. The success of these new agentic AI offerings will depend in part on our ability to deliver them in a way that is both compelling to our customers and cost-effective, and if new or existing customers do not use our AI agents, our business, operating results and financial condition could be adversely affected,
Finally, we seek to accelerate our growth by partnering with businesses to offer embedded payment solutions directly through such partners’ platforms. We recently announced the launch of several such partnerships, including with Paychex, Oracle Netsuite and Acumatica. Such partnerships may require significant investment and personnel resources to build, customize and enable. If our strategy to offer embedded solutions does not lead to the customer acquisition we anticipate, or on the timeline we envision, our business, operating results and financial condition could be adversely affected.
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
For a substantial majority of extensions of credit to BILL Spend and Expense spending businesses facilitated through our spend and expense management platform, we purchase from the Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using BILL Divvy Cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation, government shut downs or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. In addition, we have in the past and may in the future tighten our credit requirements for customer or vendor eligibility for such solutions, which may limit the growth and profitability of these solutions or result in customer attrition. We do not file UCC liens or take other security interests on BILL Divvy Card balances, which significantly reduces our ability to collect amounts outstanding from spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
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
We also offer invoice financing whereby, through a relationship with a third-party bank, we extend credit to customers and vendors of our customers, enabling them to finance outstanding invoices. Invoices are typically repaid within a short period, but those that remain outstanding beyond a defined term are assessed interest and, may incur losses. Although this and our other credit offerings, such as instant transfer, are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness, or any increase in default rates for our credit products, could cause us to incur significant losses and harm our business, operating results, and financial condition.
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, subscribers, spending businesses, or their counterparties, or other third parties which, potentially augmented by AI, could expose us to material financial losses and liabilities and otherwise harm our business.
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
The techniques that may be used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. The recent and widespread adoption of AI tools increases the risk of fraudulent activity or other incidents instigated by malicious third-parties on our platform and on those of our partners. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by such new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Such policies, procedures, techniques, and processes may also contain errors, or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to steal significant amounts of money from businesses like ours.
Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our platform become more sophisticated with the use of AI, our teams must similarly evolve to combat such techniques, and we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses.
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
As of September 30, 2025, we had approximately 498,500 businesses using our solutions and TPV processed was approximately $89.3 billion and $79.8 billion during the three months ended September 30, 2025 and 2024, respectively. We have grown rapidly to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
For the three months ended September 30, 2025 and 2024, we generated $37.7 million and $43.5 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 10% and 12% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
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
Our revenue was $395.7 million and $358.5 million during the three months ended September 30, 2025 and 2024, respectively. Our TPV was $89.3 billion and $79.8 billion during the three months ended September 30, 2025 and 2024, respectively. Our rate of revenue growth will fluctuate from period to period, as it depends on a number of factors, including our ability to:
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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shut downs and tariffs, fluctuations in market interest rates and currency exchange rates, and actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of global geopolitical conflicts;
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
The Issuing Banks are subject to oversight by the FDIC and state banking regulators and must comply with applicable federal and state banking laws, regulations, and examination requirements. We, in turn, are subject to audit by the Issuing Banks in accordance with FDIC guidance related to management of service providers and other bank-specific requirements pursuant to the terms of our agreements with the Issuing Banks. If we fail to comply with requirements applicable to us by law or contract, or if third-party audits by the Issuing Banks or regulatory examinations of the Issuing Banks, were to conclude that our processes and procedures are insufficient, we may be subject to increased costs or indirect fines or penalties, and the Issuing Banks could terminate their relationships with us.
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
To support the operations and growth of our spend and expense management business, we must maintain a variety of funding arrangements, including "warehouse facilities," which provide for an aggregate of $600.0 million in borrowing capacity pursuant to our Revolving Credit Facilities, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In particular, we have financing arrangements in place pursuant to which we purchase from the Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we may also fund participation purchases using corporate cash.
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
We have incorporated, and expect to continue to incorporate, AI features into our platform and product offerings, and our success will depend in part on our ability to do so in a way that is both compelling to the businesses using our solutions and cost-effective. We leverage AI to prepopulate invoices based on the historical behavior of businesses using our solutions and to aid our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment, among other things. In addition, we recently launched AI agents to enable automatic W-9 collection and receipt reconciliation. In the future, we expect to launch additional agents covering a wide range of services. We have made and expect to continue to make significant investments in developing and deploying our AI technology. There can be no assurances, however, that our development efforts will be successful. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively, cause us to lose some or all of our investments in developing these products, and adversely affect our results of operations.
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
Certain of our products, including our BILL Divvy Card and our virtual card products, generate revenue primarily from interchange fees paid by the supplier accepting the cards for purchase transactions. Interchange fees comprise a substantial portion of our total revenue. The amount of interchange fees we earn is highly dependent upon the interchange rates set by the third-party card networks and, from time to time, card networks change the interchange fees and assessments they charge for transactions processed using their networks. Significant changes to interchange fee rates, including as a result of card program modifications, could materially impact our revenue and the profitability of our card payment products. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, in March 2024, Visa and Mastercard reached a proposed settlement to pending antitrust litigation, that would have provided savings to merchants by reducing interchange fees on card transactions by setting a five year cap on interchange fee rates and permitting merchants to pass along surcharges for credit card use to cardholders or reject cards altogether, among other changes. This proposed settlement was subsequently rejected by the court in June 2024 and the matter may proceed to trial. While the impact of this litigation on our business remains unclear, any restrictions imposed by a judgment of the court or one or more new settlements may reduce the amount of interchange fees we receive from transactions using our card products, which could negatively impact our revenues. In addition, if customers are deterred or prevented from using our card products as a result of merchant policies, new surcharges or reduced attractiveness of rewards programs, our business, financial condition, and operating results could be adversely impacted.
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
We are required to comply with the Mastercard, American Express, and Visa payment card network operating rules applicable to our card products. We have agreed to reimburse certain service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules, interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement, or modify existing programs to reduce the interchange fees we receive from our card products. We also may seek to introduce other card-related products in the future, which would entail compliance with additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could be hindered or lose our ability to provide our card products, which would adversely affect our business. In addition, we are contractually obligated to comply with card network rules as a card program manager. As a result of any violations of these rules or new rules being implemented, we could lose our ability or rights to act as a card program manager.
Our reduction in force and restructuring efforts may result in unanticipated costs or consequences.
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, we announced a RIF impacting approximately 6% of our workforce. In connection with the RIF, we have incurred and may continue to incur additional costs in the near term, including cash expenditures related to severance payments, certain retention payments, employee benefits and employee transition costs. The RIF and other measures we may undertake in connection with our commitment may result in other unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the RIF and other measures may not achieve their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, operating results and financial condition.
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
Changes in our effective tax rate, tax assets or tax liabilities may adversely affect our operating results.
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
•changes to our assessment about the appropriateness of current valuation allowances related to our deferred tax assets in light of our continued growth and recent financial performance;
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
We have been and may continue to be subject to actions by or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to these actions or proposals can be costly and time consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management and employees. For example, we have been and may be continued to retain the services of various professionals to advise us on stockholder activism matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. Activist stockholders may create perceived uncertainties as to our future direction which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers and partners and may affect our relationships with current customers, partners, vendors, investors, and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
As of September 30, 2025, we had outstanding $33.5 million aggregate principal amount of 0% convertible senior notes due December 1, 2025 (the 2025 Notes), $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2025 Notes and the 2027 Notes, the Notes) and had drawn $330.0 million under our Revolving Credit Facilities, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facilities are secured by our BILL Divvy Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding September 1, 2025, in the case of the 2025 Notes, January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2025 Notes, 2027 Notes and 2030 Notes was not triggered as of September 30, 2025, but had been triggered for the 2025 Notes in several prior quarters. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 101,815,003 shares of our common stock outstanding as of September 30, 2025. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In August 2025, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300.0 million of our outstanding shares of common stock from time to time, using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. We repurchased and subsequently retired 302,715 shares for $16.3 million under the August 2025 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the three months ended September 30, 2025. As of September 30, 2025, approximately $283.7 million remained available for future share repurchases under the August 2025 Share Repurchase Program.
Previously, in August 2024, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300.0 million of our outstanding shares of common stock from time to time, using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. We repurchased and subsequently retired 1,392,005 shares for $65.5 million under the August 2024 Share Repurchase Program, including the immaterial amount of accrued excise tax, during the three months ended September 30, 2025. In July 2025, we completed the repurchase of shares under this program.
The Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. Although we do not currently expect such excise taxes to be material to us due to our anticipated issuance of common stock, any excise tax applicable to the repurchase programs described above, may increase the cost of such repurchases and may cause us to reduce the number of shares repurchased.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
In connection with our commercial relationship with JPMC Strategic Investments I Corporation (JPMC), on August 28, 2025, we issued to JPMC a warrant (the Warrant) to purchase up to 39,083 shares (the Warrant Shares) of our common stock at an exercise price of $0.01 per Warrant Share. The Warrant is exercisable for a term ending May 22, 2033 and allows cashless exercise in whole or part. The Warrant was issued as result of the achievement of certain performance milestones achieved under the commercial relationship.
The issuance of the Warrant has not been, and the sale of the Warrant Shares issuable upon exercise of the Warrant will not be, registered under the Securities Act of 1933, as amended (the Securities Act). The Warrant was, and the Warrant Shares issuable upon exercise of the Warrant will be, issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. The Warrant and the Warrant Shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act.
Purchase of Equity Securities by the Issuer
In August 2025, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock. Under the August 2025 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
In August 2024, our board of directors approved the August 2024 Share Repurchase Program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock. In July 2025, we completed the repurchase of shares under this program.
The following table provides shares repurchase activity during the three months ended September 30, 2025:

Period	Total number of shares purchased (in thousands) (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
July 1, 2025 - July 31, 2025 (2)	1,392,005	$46.70	1,392,005	$—
August 1, 2025 - August 31, 2025 (3)	—	$—	—	$300,000,000
September 1, 2025 - September 30, 2025 (3)	302,715	$53.71	302,715	$283,741,177
Total	1,694,720		1,694,720	$283,741,177
(1) See Note 8, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
(2) Represents repurchases and then-remaining amounts under our August 2024 Share Repurchase Program.
(3) Represents repurchases and/or remaining amounts under our August 2025 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1	Cooperation Agreement, dated as of October 15, 2025, by and between the Registrant and the Starboard entities and natural persons party thereto.	8-K	001-39149	10.1	10/16/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

November 6, 2025	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	By:	/s/ Rohini Jain
(Date)		Rohini Jain
Chief Financial Officer
(Principal Financial Officer)

