Form 10-Q
period 2025-12-31
BILL Holdings, Inc.
filed 2026-02-06
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 29, 2026, the registrant had 98,960,440 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,094,530	$1,038,346
Short-term investments	1,146,970	1,180,110
Accounts receivable, net	41,163	32,341
Acquired card receivables, net of allowances of $19,542 and $15,020 as of December 31, 2025 and June 30, 2025, respectively	732,084	685,108
Prepaid expenses and other current assets	278,473	258,418
Funds held for customers	4,032,211	4,044,470
Total current assets	7,325,431	7,238,793
Non-current assets:
Operating lease right-of-use assets, net	52,017	56,086
Property and equipment, net	127,028	116,611
Intangible assets, net	192,475	222,805
Goodwill	2,396,509	2,396,509
Other assets	32,974	33,178
Total assets	$10,126,434	$10,063,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,044	$16,293
Accrued compensation and benefits	33,081	39,581
Deferred revenue	20,887	22,435
Other accruals and current liabilities	339,017	252,455
Borrowings from credit facilities	—	180,005
Convertible senior notes, net	—	33,421
Customer fund deposits	4,032,211	4,044,470
Total current liabilities	4,430,240	4,588,660
Non-current liabilities:
Deferred revenue	424	285
Operating lease liabilities	53,490	58,372
Borrowings from credit facilities	330,000	—
Convertible senior notes, net	1,503,600	1,501,044
Other long-term liabilities	1,871	1,581
Total liabilities	6,319,625	6,149,942
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,524,079	5,414,645
Accumulated other comprehensive income	13,775	10,197
Accumulated deficit	(1,731,047)	(1,510,804)
Total stockholders' equity	3,806,809	3,914,040
Total liabilities and stockholders' equity	$10,126,434	$10,063,982
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue
Subscription and transaction fees	$375,128	$319,616	$733,134	$634,559
Interest on funds held for customers	39,543	42,938	77,279	86,445
Total revenue	414,671	362,554	810,413	721,004
Cost of revenue
Service costs	69,190	56,298	135,257	109,900
Depreciation and amortization (1)	14,398	10,310	25,335	21,403
Total cost of revenue	83,588	66,608	160,592	131,303
Gross profit	331,083	295,946	649,821	589,701
Operating expenses
Research and development	82,806	84,784	163,095	163,469
Sales and marketing	155,439	132,534	304,656	258,856
General and administrative	79,497	71,122	156,414	137,893
Provision for expected credit losses	22,624	21,358	38,720	42,019
Depreciation and amortization (1)	8,381	7,858	16,448	16,871
Restructuring	412	—	9,282	—
Total operating expenses	349,159	317,656	688,615	619,108
Operating loss	(18,076)	(21,710)	(38,794)	(29,407)
Other income, net	16,010	55,303	33,916	73,181
Income (loss) before provision for income taxes	(2,066)	33,593	(4,878)	43,774
Provision for income taxes	522	45	672	1,314
Net income (loss)	$(2,588)	$33,548	$(5,550)	$42,460

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$0.33	$(0.05)	$0.41
Diluted	$(0.03)	$(0.06)	$(0.05)	$0.02
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	100,532	103,102	101,227	104,394
Diluted	100,532	104,480	101,227	107,718
(1) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash of $12.6 million and $17.1 million during the three and six months ended December 31, 2025, respectively, and $3.6 million and $7.4 million during the three and six months ended December 31, 2024, respectively, which are included in service costs in the condensed consolidated statements of operations.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$(2,588)	$33,548	$(5,550)	$42,460
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	573	(9,358)	3,578	1,651
Comprehensive income (loss)	$(2,015)	$24,190	$(1,972)	$44,111

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	441	—	(287)	—	—	(287)
Issuance of common stock under the employee stock purchase plan	113	—	5,302	—	—	5,302
Repurchase and retirement of common stock, including excise tax	(3,711)	—	—	—	(201,709)	(201,709)
Stock-based compensation	—	—	55,817	—	—	55,817
Other comprehensive income	—	—	—	11,009	—	11,009
Net income	—	—	—	—	8,912	8,912
Balance at September 30, 2024	103,489	2	5,293,869	9,119	(1,289,745)	4,013,245
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	716	—	(2,175)	—	—	(2,175)
Repurchase and retirement of common stock, including excise tax	(2,260)	—	—	—	(201,354)	(201,354)
Purchases of capped calls	—	—	(92,960)	—	—	(92,960)
Stock-based compensation	—	—	68,448	—	—	68,448
Other comprehensive loss	—	—	—	(9,358)	—	(9,358)
Net income	—	—	—	—	33,548	33,548
Balance at December 31, 2024	101,945	$2	$5,267,182	$(239)	$(1,457,551)	$3,809,394

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2025	103,012	$2	$5,414,645	$10,197	$(1,510,804)	$3,914,040
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	498	—	(13,804)	—	—	(13,804)
Repurchase and retirement of common stock, including excise tax	(1,695)	—	—	—	(81,713)	(81,713)
Stock-based compensation	—	—	64,145	—	—	64,145
Other comprehensive income	—	—	—	3,005	—	3,005
Net loss	—	—	—	—	(2,962)	(2,962)
Balance at September 30, 2025	101,815	2	5,464,986	13,202	(1,595,479)	3,882,711
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	579	—	(14,840)	—	—	(14,840)
Issuance of common stock under the employee stock purchase plan	118	—	4,648	—	—	4,648
Repurchase and retirement of common stock, including excise tax	(2,545)	—	—	—	(132,980)	(132,980)
Stock-based compensation	—	—	69,285	—	—	69,285
Other comprehensive income	—	—	—	573	—	573
Net loss	—	—	—	—	(2,588)	(2,588)
Balance at December 31, 2025	99,967	$2	$5,524,079	$13,775	$(1,731,047)	$3,806,809

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,550)	$42,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	123,061	120,541
Amortization of intangible assets	30,330	31,595
Depreciation of property and equipment	11,454	6,679
Amortization of capitalized internal-use software costs and other paid in cash	17,117	7,833
Amortization of debt discount and issuance costs	3,235	1,896
Accretion of discount on investments in marketable debt securities	(13,886)	(21,672)
Accretion of discount on loans held for investment	(13,677)	(9,960)
Gain on debt extinguishment	—	(40,550)
Provision for expected credit losses on acquired card receivables and other financial assets	38,720	42,019
Non-cash operating lease expense	4,069	4,107
Other	836	590
Changes in assets and liabilities:
Accounts receivable	(8,802)	(1,160)
Prepaid expenses and other current assets	12,913	(27,307)
Other assets	(210)	8,914
Accounts payable	(10,521)	(2,074)
Other accruals and current liabilities	19,182	7,011
Operating lease liabilities	(4,691)	(4,428)
Deferred revenue	(1,408)	804
Net cash provided by operating activities	202,172	167,298
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(683,133)	(1,210,567)
Proceeds from maturities and sales of corporate and customer fund short-term investments	781,454	1,102,750
Purchase of intangible assets	—	(2,868)
Purchases of loans held for investment	(510,284)	(380,673)
Principal repayments of loans held for investment	515,567	369,449
Acquired card receivables, net	(45,908)	6,950
Purchases of property and equipment	(2,791)	(399)
Capitalization of internal-use software costs	(25,986)	(13,759)
Other	(1,066)	(579)
Net cash provided by (used in) investing activities	27,853	(129,696)

	Six Months Ended December 31,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	1,400,000
Cash paid for convertible senior notes issuance costs	—	(23,100)
Payments for repurchase and settlement of convertible senior notes	(33,463)	(539,403)
Purchase of capped calls	—	(92,960)
Customer fund deposits liability	(16,628)	52,731
Prepaid card deposits	29,094	32,371
Repurchase of common stock	(215,796)	(400,001)
Proceeds from line of credit borrowings	150,000	—
Proceeds from exercise of stock options	834	2,252
Tax withholdings related to net share settlements of equity awards	(29,477)	(4,714)
Proceeds from issuance of common stock under the employee stock purchase plan	4,648	5,302
Other	(1,128)	—
Net cash provided by (used in) financing activities	(111,916)	432,478
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	73	(772)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	118,182	469,308
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,550,885	3,351,399
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,669,067	$3,820,707
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,094,530	$1,566,271
Restricted cash included in other current assets	126,324	92,613
Restricted cash included in other assets	3,304	5,297
Restricted cash and restricted cash equivalents included in funds held for customers	2,444,909	2,156,526
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,669,067	$3,820,707
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
The Company is a provider of software-as-a-service products for small and midsized businesses, which simplifies, digitizes, and automates back-office financial processes. These include cloud-based payments, accounts payable, accounts receivable, and spend and expense management.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period. The unaudited condensed consolidated balance sheets as of June 30, 2025 included herein was derived from the audited financial statements for the year ended June 30, 2025, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
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
On a regular basis, the Company’s CODM is provided with significant segment expenses as reported within the consolidated statements of operations, adjusted for depreciation, amortization and restructuring, as presented in the consolidated statements of operations, stock-based compensation (refer to Note 8), amortization of debt issuance costs and gain on debt extinguishment (refer to Note 9). Other items included in the segment's profit or loss measure are interest income, interest expense (refer to Note 9), and provision for income taxes presented in the consolidated statements of operations and comprehensive income. In addition, on a regular basis the CODM is also provided with rewards expense and losses from fraud. Rewards expense, which is included in sales and marketing, was $87.0 million and $168.3 million for the three and six months ended December 31, 2025, respectively, and $64.7 million and $126.8 million for the three and six months ended December 31, 2024, respectively. Losses from fraud, which are included in general and administrative, were $5.3 million and $12.1 million for the three and six months ended December 31, 2025, and $3.3 million and $8.2 million for the three and six months ended December 31, 2024, respectively.

Total revenue from external customers outside of the U.S. was less than 2% of consolidated total revenue during each of the three and six months ended December 31, 2025 and 2024.
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
Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized. The Company monitors goodwill for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No triggering events indicating possible impairment were identified during the three and six months ended December 31, 2025 or in any prior period. The Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of government budget cuts, government shut downs and tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit. As a result, the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of December 31, 2025 and June 30, 2025, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled $33.3 million and $30.3 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three and six months ended December 31, 2025 and 2024.

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
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements and disclosures not yet adopted as described in the 2025 10-K, except as noted below:
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this ASU to materially impact the consolidated financial statements.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
BILL AP/AR	$185,870	$166,842	$364,467	$329,098
BILL Spend and Expense	166,476	133,853	323,763	266,458
Integrated platform	352,346	300,695	688,230	595,556
Embedded and Other Solutions	22,782	18,921	44,904	39,003
Total subscription and transaction fees	375,128	319,616	733,134	634,559
Interest on funds held for customers	39,543	42,938	77,279	86,445
Total revenue	$414,671	$362,554	$810,413	$721,004
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three and six months ended December 31, 2025, the Company recognized $6.5 million and $18.9 million of revenue that was included in the deferred revenue balances as of June 30, 2025.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $65.0 million. Of the total remaining performance obligations, the Company expects to recognize approximately 56% over the next year, 24% between one to two years and 20% thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $18.3 million and $17.3 million as of December 31, 2025 and June 30, 2025, respectively, and are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.
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
The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	December 31, 2025	June 30, 2025
Assets
Cash equivalents:
Money market funds	Level 1	$347,251	$365,456
Corporate bonds	Level 2	23,566	69,956
Certificates of deposit	Level 2	—	2,216

Short-term investments:
Corporate bonds	Level 2	647,800	758,333
U.S. treasury securities	Level 2	371,637	287,559
Asset-backed securities	Level 2	117,442	118,236
Certificates of deposit	Level 2	10,091	15,982

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,392,999	1,642,494
Corporate bonds	Level 2	48,577	18,929

Short-term investments:
Corporate bonds	Level 2	439,424	486,362
U.S. treasury securities	Level 2	907,544	868,705
Certificates of deposit	Level 2	90,290	99,138
Asset-backed securities	Level 2	126,187	167,970
Municipal bonds	Level 2	18,333	6,592

Liabilities (1)
0% 2025 Notes	Level 2	—	32,567
0% 2027 Notes	Level 2	117,472	112,738
0% 2030 Notes	Level 2	$1,293,460	$1,185,128
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
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	December 31, 2025	June 30, 2025
Short-term investments:
Available-for-sale debt securities	$1,146,970	$1,180,110
Total short-term investments	1,146,970	1,180,110
Funds held for customers:
Restricted cash	1,009,436	749,111
Restricted cash equivalents	1,441,576	1,661,423
Funds receivable	27,458	25,499
Available-for-sale debt securities	1,581,778	1,628,767
Total funds held for customers	4,060,248	4,064,800
Less - interest income included in other current assets (1)	(28,037)	(20,330)
Total funds held for customers, net of income earned by the Company	$4,032,211	$4,044,470
(1) Represents interest income, accretion of discount, and net unrealized gains on customer funds that were invested in money market funds and short-term marketable debt securities. The Company contractually earns interest income on these investments, which is expected to be transferred into the Company’s corporate deposit account upon sale or settlement of the associated investment, and is not considered funds held for customers.
The following table summarizes the estimated fair value of available-for-sale debt securities, included within short-term investments and funds held for customers, as of the dates presented (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$644,369	$3,435	$(4)	$647,800
U.S. treasury securities	370,818	852	(33)	371,637
Asset-backed securities	117,175	273	(6)	117,442
Certificates of deposit	10,091	—	—	10,091
Total short-term investments	$1,142,453	$4,560	$(43)	$1,146,970
Funds held for customers:
U.S. treasury securities	$902,124	$5,431	$(11)	$907,544
Corporate bonds	436,225	3,201	(2)	439,424
Asset-backed securities	125,435	759	(7)	126,187
Certificates of deposit	90,290	—	—	90,290
Municipal bonds	18,269	64	—	18,333
Total funds held for customers	$1,572,343	$9,455	$(20)	$1,581,778

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$756,009	$2,598	$(274)	$758,333
U.S. treasury securities	287,356	261	(58)	287,559
Asset-backed securities	118,074	177	(15)	118,236
Certificates of deposit	15,982	—	—	15,982
Total short-term investments	$1,177,421	$3,036	$(347)	$1,180,110
Funds held for customers:
Corporate bonds	$483,604	$2,759	$(1)	$486,362
Certificates of deposit	99,138	—	—	99,138
Asset-backed securities	167,179	791	—	167,970
Municipal bonds	6,560	32	—	6,592
U.S. treasury securities	864,602	4,319	(216)	868,705
Total funds held for customers	$1,621,083	$7,901	$(217)	$1,628,767
The amortized cost and fair value amounts for short-term investments include interest receivables of $8.6 million and $8.9 million as of December 31, 2025 and June 30, 2025, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivable of $13.3 million and $12.4 million as of December 31, 2025 and June 30, 2025, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	December 31, 2025	June 30, 2025
Due within 1 year	$1,400,134	$1,118,478
Due in 1 year through 5 years	1,328,170	1,689,477
Due in 5 years through 10 years	444	922
Total	$2,728,748	$2,808,877

As of December 31, 2025, approximately 30 out of approximately 760 investments in available-for-sale debt securities were in an unrealized loss position. The following tables show gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$31,314	$(4)	$—	$—	$31,314	$(4)
U.S. treasury securities	31,677	(33)	—	—	31,677	(33)
Asset-backed securities	3,015	(6)	—	—	3,015	(6)
Total short-term investments	$66,006	$(43)	$—	$—	$66,006	$(43)
Funds held for customers:
U.S. treasury securities	$24,445	$(11)	$—	$—	$24,445	$(11)
Corporate bonds	12,097	(2)	—	—	12,097	(2)
Asset-backed securities	2,204	(7)	—	—	2,204	(7)
Total funds held for customers	$38,746	$(20)	$—	$—	$38,746	$(20)

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$209,648	$(274)	$—	$—	$209,648	$(274)
U.S. treasury securities	139,598	(58)	—	—	139,598	(58)
Asset-backed securities	30,362	(15)	—	—	30,362	(15)
Total short-term investments	$379,608	$(347)	$—	$—	$379,608	$(347)
Funds held for customers:
Corporate bonds	$12,867	$(1)	$—	$—	$12,867	$(1)
Asset-backed securities	4,576	—	—	—	4,576	—
U.S. treasury securities	82,910	(216)	—	—	82,910	(216)
Total funds held for customers	$100,353	$(217)	$—	$—	$100,353	$(217)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three and six months ended December 31, 2025 and 2024.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of December 31, 2025, approximately $437.2 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facilities (as defined below, see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and six months ended December 31, 2025 and 2024.

The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of December 31, 2025 totaled $41.9 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of December 31, 2025.
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

	December 31, 2025	June 30, 2025
Current and less than 30 days past due	$732,719	$686,070
30 ~ 59 days past due	7,981	6,173
60 ~ 89 days past due	8,121	5,312
90 ~ 119 days past due	2,767	2,562
Over 119 days past due	38	11
Total	$751,626	$700,128
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance, beginning	$15,217	$24,868	$15,020	$20,883
Provision for expected credit losses	19,658	10,060	31,852	25,231
Charge-off amounts	(18,198)	(15,985)	(32,846)	(29,013)
Recoveries collected	2,865	1,825	5,516	3,667
Balance, ending	$19,542	$20,768	$19,542	$20,768
Card receivables acquired from the Issuing Banks were $6.6 billion and $12.8 billion during the three and six months ended December 31, 2025, respectively, and $5.3 billion and $10.5 billion during the three and six months ended December 31, 2024, respectively. The provision for expected credit losses related to acquired card receivables increased during the three and six months ended December 31, 2025 compared to the same prior year period due to portfolio growth, an increase in delinquencies and a release of the allowance for expected credit losses during the three months ended December 31, 2024 as a result of a decrease in delinquencies during that period. The charge-offs related to acquired card receivables increased during the three and six months ended December 31, 2025 compared to the same prior year period primarily due to portfolio growth.
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

	December 31, 2025	June 30, 2025
Unpaid principal balance	$62,079	$61,938
Less: Discount at loan purchase, net of amortization	(1,785)	(1,527)
Less: Allowance for expected credit losses	(13,413)	(14,853)
Loans held for investment, net	$46,881	$45,558
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

	December 31, 2025	June 30, 2025
Current and less than 30 days past due	$55,289	$55,540
30 ~ 59 days past due	1,747	1,471
60 ~ 89 days past due	1,535	1,461
90 ~ 119 days past due	1,541	1,685
Over 119 days past due	181	254
Total	$60,293	$60,411
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance, beginning	$14,653	$6,230	$14,853	$4,700
Provision for expected credit losses	3,128	11,349	7,035	16,622
Charge-off amounts	(4,739)	(4,315)	(9,103)	(8,212)
Recoveries collected	371	76	628	230
Balance, ending	$13,413	$13,340	$13,413	$13,340
The provision for expected credit losses related to loans held for investment decreased during the three and six months ended December 31, 2025 compared to the same prior year periods due to improvements in delinquency performance, a decrease to estimated loss rates in the current period and an increase to estimated loss rates during the prior year periods, which were partially offset by portfolio growth. The charge-off amounts related to loans held for investment increased during the three and six months ended December 31, 2025 compared to the same prior periods due to portfolio growth.

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	December 31, 2025	June 30, 2025	Expected Remaining Term (years)	Annualized Effective Interest Rate at December 31, 2025
Current liabilities:
Convertible senior notes:
2025 Notes, principal	$—	$33,463
Less: unamortized debt discount and issuance costs	—	(42)
Convertible senior notes, net current	—	33,421
Revolving credit facility:
2021 Credit Facility	—	180,005
Borrowings from Revolving Credit Facility (1)	—	180,005
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	1,400,000	4.3	0.32%
2027 Notes, principal	123,548	123,548	1.3	0.48%
Less: unamortized debt discount and issuance costs	(19,948)	(22,504)
Convertible senior notes, net	1,503,600	1,501,044
Revolving credit facility:
2021 Credit Facility	180,000	—	2.3	6.98%
2025 Credit Facility	150,000	—	1.9	5.98%
Borrowings from Revolving Credit Facility (1)	330,000	—
Total	$1,833,600	$1,714,470
(1) Unamortized debt issuance costs balance for the Revolving Credit Facilities was $2.2 million and $2.1 million as of December 31, 2025 and June 30, 2025, respectively, and is included in other assets on the condensed consolidated balance sheets.
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
On December 1, 2025, upon maturity of the 2025 Notes, the Company settled the remaining $33.5 million aggregate principal amount of the 2025 Notes in cash.
The "if-converted" value of the Notes did not exceed the principal amount of $1.5 billion and $1.6 billion as of each of December 31, 2025 and June 30, 2025, respectively.
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

2021 Credit Facility
The Company's Revolving Credit and Security Agreement, by and among Divvy Peach, LLC, a wholly-owned subsidiary of the Company, and Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended from time to time, the 2021 Credit Facility), was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. On October 29, 2025, the Company further amended the 2021 Credit Facility to extend the maturity date and reduce the interest rate from 2.65% to 1.95% plus SOFR (subject to a floor rate of 0.25%) per annum. The 2021 Credit Facility matures in May 2028 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $180.0 million as of December 31, 2025. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of December 31, 2025, the Company was in compliance with those covenants.
2025 Credit Facility
The Company's Revolving Credit and Security Agreement by and among Odin Financing, LLC, a wholly-owned subsidiary of the Company, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the 2025 Credit Facility and together with the 2021 Credit Facility, the Revolving Credit Facilities) was executed in May 2025 to finance the acquisition of card receivables. Borrowings bear interest at a rate per annum that is based on SOFR or an adjusted benchmark rate plus 1.80%. The 2025 Credit Facility matures in November 2027 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $150.0 million as of December 31, 2025. The Company is required to comply with certain restrictive covenants, including liquidity requirements. As of December 31, 2025, the Company was in compliance with those covenants.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,		As of December 31, 2025
	2025	2024	2025	2024	Unrecognized compensation	Weighted-average recognition period (in years)
Restricted stock units (RSUs)	$60,679	$60,920	$117,462	$111,814	$368,773	2.4
Performance-based awards	4,573	4,040	5,120	6,835	21,973	1.8
Employee stock purchase plan	1,756	1,597	3,758	3,005	2,420	0.5
Market-based RSUs	2,188	1,785	6,614	2,790	16,078	1.3
Stock options	89	784	476	2,022	—	0.0
Total stock-based compensation	$69,285	$69,126	$133,430	$126,466	$409,244

Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue - subscription and transaction fees	$634	$608	$1,242	$1,135
Cost of revenue - service costs	2,248	2,579	4,593	4,732
Research and development	29,161	29,270	55,061	52,903
Sales and marketing	10,019	10,480	19,645	21,274
General and administrative	22,164	22,943	42,489	40,497
Restructuring	31	—	31	—
Total amount charged to operating loss	64,257	65,880	123,061	120,541
Property and equipment (capitalized internal-use software)	5,028	3,246	10,369	5,925
Total stock-based compensation	$69,285	$69,126	$133,430	$126,466
Share Repurchase Program
In August 2024, the Company's board of directors approved a share repurchase program, pursuant to which the Company announced its intention to purchase up to $300.0 million of its outstanding shares of common stock (the August 2024 Share Repurchase Program). In July 2025, the Company completed the repurchase of shares under the August 2024 Share Repurchase Program.
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
The table below sets forth information regarding repurchases made pursuant to the Company's share repurchase programs as of December 31, 2025 (in thousands, except per share data):

	August 2024 Share Repurchase Program				August 2025 Share Repurchase Program
Period	Shares repurchased	Total amount repurchased(1)	Average price paid per share(1)	Available for future share repurchases	Shares repurchased	Total amount repurchased(1)	Average price paid per share(1)	Available for future share repurchases
Fiscal 2025
First quarter	3,711	$201,709	$54.35		—	$—	$—
Second quarter	—	—	$—		—	—	$—
Total	3,711	$201,709			—	$—
Fiscal 2026
First quarter	1,392	$65,454	$47.02		$303	$16,258	$53.71
Second quarter	—	—	$—		2,545	132,980	$52.26
Total	1,392	$65,454		$—	$2,848	$149,238		$151,857
(1) Amounts include an immaterial amount of accrued excise tax.
In addition, in December 2024, the Company's board of directors approved the repurchase of up to an additional $200.0 million of its outstanding shares of common stock in connection with the issuance of the 2030 Notes. During the three months ended December 31, 2024, the Company repurchased 2,260,397 shares of its common stock for $201.4 million, which included an immaterial amount of accrued excise tax, in privately negotiated transactions concurrently with the pricing of, and using proceeds from, the issuance of the 2030 Notes.
The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets.
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest income	$23,325	$19,881	$48,491	$42,705
Gain on debt extinguishment	—	40,472	—	40,550
Interest expense	(5,071)	(3,609)	(10,191)	(7,503)
Amortization of debt discount and issuance costs	(1,625)	(1,003)	(3,235)	(1,896)
Other	(619)	(438)	(1,149)	(675)
Total other income, net	$16,010	$55,303	$33,916	$73,181
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim periods. The Company's income tax provision was $0.5 million and $0.7 million for the three and six months ended December 31, 2025, respectively, and $45 thousand and $1.3 million, for the three and six months ended December 31, 2024, respectively.
The Company’s effective tax rate differs from the federal statutory rate primarily due to valuation allowance positions in its federal, state and foreign jurisdictions. The income tax expense during the three and six months ended December 31, 2025 pertained mainly to an estimated cash tax liability and an increase in the net deferred tax liability.
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
The Company regularly evaluates the realizability of its deferred tax assets (DTAs) by assessing all available evidence, both positive and negative, to determine whether it is more likely than not that some or all of the DTAs will not be realized. The Company considers its historical earnings, volatility in actual earnings, impact of permanent book to tax difference, the timing of reversal of existing temporary differences, and future profitability to assess its valuation allowance. As of December 31, 2025, substantially all of the Company's U.S. DTAs, net of deferred tax liabilities, were subject to a valuation allowance. If sufficient positive evidence emerges, some or all of the valuation allowance could be released. Such a release would result in a non-cash income tax benefit in the period of release and the recognition of additional DTAs in the accompanying condensed consolidated statements of operations and balance sheets, respectively. There is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to conclude that all or a significant portion of the valuation allowance against U.S. net DTAs is no longer required.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of December 31, 2025, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.0 billion in unused credit available to spending businesses and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using the spend and expense product and borrowers using the invoice financing product at any one time.
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
Commitments
The Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2031, which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of December 31, 2025 are as follows (in thousands).

Fiscal years ending June 30:	Amount
Remainder of 2026	$22,297
2027	50,332
2028	38,941
2029	11,631
2030	4,383
2031	246
Total	$127,830
During the three and six months ended December 31, 2025, there have been no material changes to the Company's non-cancelable operating leases from those disclosed in Note 14 to the financial statements in the 2025 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of December 31, 2025 and June 30, 2025, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 12 – RESTRUCTURING
The Company is committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, the

Company announced a reduction in force (RIF) impacting approximately 6% of employees. The Company incurred the majority of the charges relating to the RIF in the three months ended September 30, 2025. During the three and six months ended December 31, 2025, the Company recorded $0.4 million and $9.3 million of restructuring expenses related to the RIF, as a separate line item in the accompanying condensed consolidated statements of operations. As of December 31, 2025, the Company paid $6.5 million of the accrued amount, subject to local law and consultation requirements. The Company also intends to consider and pursue additional actions to improve structural efficiencies and optimize operations over the course of the year.
NOTE 13 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024 (1)	2025	2024 (1)
Numerator:
Net income (loss) attributable to common stockholders
Basic	$(2,588)	$33,548	$(5,550)	$42,460
Gain on debt extinguishment	—	(39,983)	—	(39,983)
Diluted	$(2,588)	$(6,435)	$(5,550)	$2,477
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	100,532	103,102	101,227	104,394
Effect of dilutive securities:
Convertible senior notes	—	1,378	—	689
Equity awards	—	—	—	2,635
Diluted	100,532	104,480	101,227	107,718
Net income (loss) per share attributable to common stockholders
Basic	$(0.03)	$0.33	$(0.05)	$0.41
Diluted	$(0.03)	$(0.06)	$(0.05)	$0.02
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
Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Equity awards	9,228	10,542	9,233	7,612
Convertible senior notes	12,018	3,818	12,122	3,122
Total	21,246	14,360	21,355	10,734
Shares issuable under the Notes is subject to adjustment up to approximately 16.3 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of December 31, 2025, no conversion was triggered for the Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms, financial institution partnerships, and software providers. As of December 31, 2025, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and six of the top ten largest financial institutions for SMBs in the United States (U.S.), including JPMorgan Chase, Bank of America, Wells Fargo Bank, and American Express. As we add customers and partners, we expect our network to continue to grow organically.
In October 2025, we launched BILL AI, including our first AI agents, which are designed to autonomously collect and validate W-9s and reconcile receipts. We launched an additional agent in February 2026 and anticipate launching additional agents and AI features in the coming months. In addition, we previously announced embed partnerships with Paychex, Oracle NetSuite, and Acumatica, which we expect will extend our platform's reach and offer new payment capabilities to our partners' users.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $414.7 million and $362.6 million during the three months ended December 31, 2025 and 2024, respectively, an increase of $52.1 million, and our revenue was $810.4 million and $721.0 million during the six months ended December 31, 2025 and 2024, respectively, an increase of $89.4 million. We generated a net loss of $2.6 million and net income of $33.5 million during the three months ended December 31, 2025 and 2024, respectively, and a net loss of $5.6 million and net income of $42.5 million during the six months ended December 31, 2025 and 2024, respectively.
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
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, the Company announced a reduction in force (RIF) impacting approximately 6% of employees. We incurred the majority of the charges related to the RIF in the three months ended September 30, 2025 and the RIF was substantially completed by December 31, 2025. The Company also intends to consider and pursue additional actions to improve structural efficiencies and optimize operations over the course of the year.
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

	As of December 31,
	2025	2024	% Growth
Businesses using our solutions (1)	498,500	481,300	4%

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Growth	2025	2024	% Growth
Total Payment Volume (billions) (2)	$95.1	$84.5	13%	$184.4	$164.5	12%

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Growth	2025	2024
Transactions processed (millions) (3)	34.7	30.0	16%	68.0	58.9	15%
(1)As of December 31, 2025, the total number of BILL AP/AR customers was approximately 177,500; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 44,000; and the total number of Embedded Solutions and Other customers was approximately 277,000.
(2)During the three months ended December 31, 2025, the TPV by BILL AP/AR customers was approximately $79.9 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $6.5 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $8.7 billion. During the six months ended December 31, 2025, the TPV by BILL AP/AR customers was approximately $154.6 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $12.7 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $17.0 billion.
(3)During the three months ended December 31, 2025, the total number of transactions executed by BILL AP/AR customers was approximately 12.8 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 19.8 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 2.1 million. During the six months ended December 31, 2025, the total number of transactions executed by BILL AP/AR customers was approximately 25.4 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 38.5 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 4.1 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV is presented gross of payments that may be subsequently reversed. Such reversals comprised less than 2% of TPV during each of the three and six months ended December 31, 2025 and 2024.
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
Service Costs and Expenses
Service costs – Service costs consist primarily of costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, net of card network incentives, fees for processing payments), personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform with our customers’ systems, and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business and based on whether or not we are the principal or the agent under arrangements with third parties.
Research and development (R&D) – R&D expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for our R&D teams, incurred in developing new products or enhancing existing products, and allocated overhead costs. We expense a substantial portion of R&D expenses as incurred. We believe that delivering new and enhanced functionality is critical to attract new customers and expand our relationship with existing customers. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction, and to attract new customers. We expect our R&D expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our R&D team to develop new products and product enhancements, including continued

investments in our AI tools and offerings, such as AI agents. We capitalize certain internal-use software development costs that are attributable to developing new products and adding incremental functionality to our platform and amortize such costs into service costs over the estimated life of the new product or incremental functionality, which is generally three years.
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
Depreciation and amortization – Depreciation and amortization consist of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, and customer relationship. Amortization of capitalized internal-use software costs paid in cash are excluded.
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue
Subscription and transaction fees (1)	$375,128	$319,616	$55,512	17%	$733,134	$634,559	$98,575	16%
Interest on funds held for customers	39,543	42,938	(3,395)	(8)%	77,279	86,445	(9,166)	(11)%
Total revenue	414,671	362,554	52,117	14%	810,413	721,004	89,409	12%
Cost of revenue
Service costs (1)	69,190	56,298	12,892	23%	135,257	109,900	25,357	23%
Depreciation and amortization (2)	14,398	10,310	4,088	40%	25,335	21,403	3,932	18%
Total cost of revenue	83,588	66,608	16,980	25%	160,592	131,303	29,289	22%
Gross profit	331,083	295,946	35,137	12%	649,821	589,701	60,120	10%
Operating expenses
Research and development (1)	82,806	84,784	(1,978)	(2)%	163,095	163,469	(374)	—%
Sales and marketing (1)	155,439	132,534	22,905	17%	304,656	258,856	45,800	18%
General and administrative (1)	79,497	71,122	8,375	12%	156,414	137,893	18,521	13%
Provision for expected credit losses	22,624	21,358	1,266	6%	38,720	42,019	(3,299)	(8)%
Depreciation and amortization (2)	8,381	7,858	523	7%	16,448	16,871	(423)	(3)%
Restructuring	412	—	412	100%	9,282	—	9,282	100%
Total operating expenses	349,159	317,656	31,503	10%	688,615	619,108	69,507	11%
Operating loss	(18,076)	(21,710)	3,634	(17)%	(38,794)	(29,407)	(9,387)	32%
Other income, net	16,010	55,303	(39,293)	(71)%	33,916	73,181	(39,265)	(54)%
Income (loss) before provision for income taxes	(2,066)	33,593	(35,659)	(106)%	(4,878)	43,774	(48,652)	(111)%
Provision for income taxes	522	45	477	1060%	672	1,314	(642)	(49)%
Net income (loss)	$(2,588)	$33,548	$(36,136)	(108)%	$(5,550)	$42,460	$(48,010)	(113)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue - subscription and transaction fees	$634	$608	$26	4%	$1,242	$1,135	$107	9%
Cost of revenue - service costs	2,248	2,579	(331)	(13)%	4,593	4,732	(139)	(3)%
Research and development	29,161	29,270	(109)	—%	55,061	52,903	2,158	4%
Sales and marketing	10,019	10,480	(461)	(4)%	19,645	21,274	(1,629)	(8)%
General and administrative	22,164	22,943	(779)	(3)%	42,489	40,497	1,992	5%
Restructuring	31	—	31	100%	31	—	31	100%
Total stock-based compensation	$64,257	$65,880	$(1,623)	(2)%	$123,061	$120,541	$2,520	2%
(2) Depreciation and amortization do not include amortization of capitalized internal-use software costs paid in cash of $12.6 million and $17.1 million during the three and six months ended December 31, 2025, respectively, and $3.6 million and $7.4 million during the three and six months ended December 31, 2024, respectively, which are included in service costs in the condensed consolidated statements of operations.

The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue
Subscription and transaction fees	90%	88%	90%	88%
Interest on funds held for customers	10%	12%	10%	12%
Total revenue	100%	100%	100%	100%
Cost of revenue
Service costs	17%	16%	17%	15%
Depreciation and amortization	3%	3%	3%	3%
Total cost of revenue	20%	18%	20%	18%
Gross profit	80%	82%	80%	82%
Operating expenses
Research and development	20%	22%	19%	22%
Sales and marketing	37%	37%	38%	36%
General and administrative	20%	20%	19%	19%
Provision for expected credit losses	5%	6%	5%	6%
Depreciation and amortization	2%	2%	2%	2%
Restructuring	—%	—%	1%	—%
Total operating expenses	84%	88%	84%	85%
Operating loss	(4)%	(6)%	(4)%	(3)%
Other income, net	4%	15%	3%	9%
Income (loss) before provision for income taxes	—%	9%	(1)%	6%
Provision for income taxes	0%	0%	—%	—%
Net income (loss)	(1)%	9%	(1)%	6%
Comparison of the three and six months ended December 31, 2025 and 2024
Revenue
The following table sets forth our revenue during the three and six months ended December 31, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Subscription fees	$72,057	$67,712	$4,345	6%	$142,889	$135,134	$7,755	6%
Transaction fees	303,071	251,904	51,167	20%	590,245	499,425	90,820	18%
Total subscription and transaction fees	375,128	319,616	55,512	17%	733,134	634,559	98,575	16%
Interest on funds held for customers	39,543	42,938	(3,395)	(8)%	77,279	86,445	(9,166)	(11)%
Total revenue	$414,671	$362,554	$52,117	14%	$810,413	$721,004	$89,409	12%
Total revenue increased by $52.1 million and $89.4 million during the three and six months ended December 31, 2025, respectively, as compared to the prior year period, primarily due to:
•a $51.2 million and $90.8 million increase, respectively, in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our products; and

•a $4.3 million and $7.8 million increase, respectively, in subscription fee revenue primarily due to an increase in customers as compared to the same prior year period; offset by
•a $3.4 million and $9.2 million decrease, respectively, in interest on funds held for customers primarily due to lower yield driven by the decrease in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and six months ended December 31, 2025 and 2024, respectively, were as follows (amounts in thousands):

	Three Months Ended December 31,		Change		Six Months Ended December 31, 2025		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Cost of revenue:
Service costs	$69,190	$56,298	$12,892	23%	$135,257	$109,900	$25,357	23%
Depreciation and amortization (1)	14,398	10,310	4,088	40%	25,335	21,403	3,932	18%
Total cost of revenue	83,588	66,608	16,980	25%	160,592	131,303	29,289	22%
Gross profit	$331,083	$295,946	$35,137	12%	$649,821	$589,701	$60,120	10%
Gross margin	79.8%	81.6%			80.2%	81.8%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $12.6 million and $17.1 million during the three and six months ended December 31, 2025, respectively, and $3.6 million and $7.4 million during the three and six months ended December 31, 2024, respectively, which are included in service costs.
Service costs increased by $12.9 million and $25.4 million during the three and six months ended December 31, 2025, respectively, as compared to the prior year periods, primarily due to:
•a $4.6 million and $14.6 million increase, respectively, in direct costs associated with the processing of our customers' payment transactions and data hosting services, which were driven by the increase in customer adoption of our products; and
•a $9.4 million and $11.9 million increase, respectively, in other costs, primarily from a $8.2 million and $8.9 million increase in amortization of capitalized internal-use software costs paid in cash.
Gross margin decreased to 79.8% and 80.2% during the three and six months ended December 31, 2025 as compared to 81.6% and 81.8% for the prior year period due to a higher amortization of capitalized internal-use software costs paid in cash.
Research and Development Expenses
Research and development expenses decreased by $2.0 million and $0.4 million during the three and six months ended December 31, 2025, respectively, as compared to the prior year period, primarily due to:
•a $7.6 million and $17.6 million decrease, respectively, due to higher number of initiatives subject to capitalization of internal-use software costs; offset by
•a $3.9 million and $14.3 million increase, respectively, in personnel-related costs, including stock-based compensation expense, driven by increase in headcount during the first fiscal quarter ended September 30, 2025 and merit increase during the second fiscal quarter ended December 31, 2025.
Our research and development expenses decreased to 20% and 19% as a percentage of revenue during the three and six months ended December 31, 2025, respectively, as compared to 22% for each of the prior year periods, driven by the revenue growth and a higher number of initiatives subject to capitalization of internal-use software costs.

Sales and Marketing Expenses
Sales and marketing expenses increased by $22.9 million and $45.8 million during the three and six months ended December 31, 2025, respectively as compared to the prior year period, primarily due to the following:
•a $22.3 million and $41.5 million increase, respectively, in rewards expense in connection with our BILL Divvy Cards as a result of increased transaction volume. During each of the three and six months ended December 31, 2025, rewards expense increased to 52% as a percentage of revenue from spend and expense interchange fees from 48% during each of the prior year periods, primarily due to higher reward rates; and
•a $1.4 million and $3.2 million increase, respectively, in personnel-related expense driven by an increase in headcount during the first fiscal quarter ended September 30, 2025 and a merit increase during the second fiscal quarter ended December 31, 2025.
Our sales and marketing expenses remained flat at 37% as a percentage of revenue during the three months ended December 31, 2025 as compared to the prior year period. Our sales and marketing expenses increased to 38% as a percentage of revenue during the six months ended December 31, 2025 from 36% during prior year period primarily due to higher reward rates when compared to prior year period.
General and Administrative Expenses
General and administrative expenses increased by $8.4 million and $18.5 million during the three and six months ended December 31, 2025, respectively, as compared to the prior year periods, primarily due to the following:
•a $5.6 million and $8.1 million increase, respectively, in consulting fees for outside services, including fees related to shareholders' activism;
•a $4.5 million increase, during the six months ended December 31, 2025, in personnel-related expense, including stock-based compensation expense, resulting from increase in headcount during the first fiscal quarter ended September 30, 2025 and a merit increase during the second fiscal quarter ended December 31, 2025; and
•a $2.0 million and $3.9 million increase, respectively, in losses from fraud driven by the increase in the volume of transactions processed during the current period.
Our general and administrative expenses remained flat at 20% and 19% as a percentage of our total revenue during the three and six months ended December 31, 2025, respectively, as compared to the prior year periods.
Provision for Expected Credit Losses
Provision for expected credit losses increased by $1.3 million during the three months ended December 31, 2025 as compared to the prior year period, primarily due to the following:
•a $9.6 million increase from acquired card receivables related to portfolio growth, an increase in delinquencies and a release of the allowance for expected credit losses during the three months ended December 31, 2024 as a result of a decrease in delinquencies during that period; offset by
•an $8.2 million decrease in the loans held for investment portfolio due to improvements in delinquency performance, a decrease to estimated loss rates in the current period and an increase to estimated loss rates during the prior year periods.
Provision for expected credit losses decreased by $3.3 million during the six months ended December 31, 2025 as compared to the prior year period, primarily due to a $9.6 million decrease related to the improvement in the delinquency performance of loans held for investment, offset by a $6.4 million increase primarily related to portfolio growth in acquired card receivable.
Depreciation and Amortization
Depreciation and amortization increased by $4.6 million and $3.5 million during the three and six months ended December 31, 2025, respectively, as compared to the prior year periods, primarily due to higher amortization of capitalized internal-use software costs during the periods.
Restructuring
Restructuring increased by $0.4 million and $9.3 million during the three and six months ended December 31, 2025, respectively, due to the RIF. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other Income, Net
Other income, net decreased $39.3 million during each of the three and six months ended December 31, 2025, as compared to the prior year periods, primarily due to the following:
•a $40.5 million decrease due to a gain on debt extinguishment recognized in prior year periods resulting from the partial repurchase of our 2025 Notes and 2027 Notes;
•a $2.1 million and $4.0 million decrease, respectively, due interest expense from the new 2025 Credit Facility (as defined in Liquidity and Capital Resources below); offset by
•a $3.4 million and $5.8 million increase, respectively, in interest income, primarily due to a higher average balance of corporate funds.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit minus depreciation and amortization, and stock-based compensation and related payroll taxes charged to cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table shows a reconciliation of our non-

GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31, 2025
	2025	2024	2025	2024
Revenue	$414,671	$362,554	$810,413	$721,004
Gross profit	331,083	295,946	649,821	589,701
Add:
Depreciation and amortization (1)	14,398	10,310	25,335	21,403
Stock-based compensation and related payroll taxes charged to cost of revenue	2,298	2,654	4,703	4,837
Non-GAAP gross profit	$347,779	$308,910	$679,859	$615,941
Gross margin	79.8%	81.6%	80.2%	81.8%
Non-GAAP gross margin	83.9%	85.2%	83.9%	85.4%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $12.6 million and $17.1 million during the three and six months ended December 31, 2025, respectively, and $3.6 million and $7.4 million during the three and six months ended December 31, 2024, respectively, which are included in service costs in the condensed consolidated statements of operations.
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

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$202,172	$167,298
Purchases of property and equipment	(2,791)	(399)
Capitalization of internal-use software costs	(25,986)	(13,759)
Free cash flow	$173,395	$153,140
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents of $1.1 billion, our available-for-sale short-term investments of $1.1 billion, and our available undrawn Revolving Credit Facilities (as defined below) of $270.0 million. Our cash equivalents are comprised primarily of money market funds, certificates of deposit, and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing capacity of $600.0 million from our Revolving Credit Facilities, and have drawn $330.0 million as of December 31, 2025. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
On December 1, 2025, we settled the remaining $33.5 million aggregate principal amount of the 2025 Notes in cash.
As of December 31, 2025, our principal commitments to settle our contractual obligations consisted of our 2027 Notes, 2030 Notes, and outstanding borrowings from our Revolving Credit Facilities as further discussed below. For additional discussion about our Notes and Revolving Credit Facilities, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations or litigation from those disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (2025 10-K), except for commitments disclosed in Note 11.
In August 2025, our board of directors authorized an additional share repurchase program pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2025 Share Repurchase Program). We may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2025 Share Repurchase Program has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock. For additional discussion about our share repurchase program activity during the period and shares available for future repurchases, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.

Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Six Months Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$202,172	$167,298
Investing activities	$27,853	$(129,696)
Financing activities	$(111,916)	$432,478
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
Net cash provided by operating activities increased to $202.2 million during the six months ended December 31, 2025, from $167.3 million during the prior year period. The net change was due mainly to the increase in our revenue during the period.
Net Cash Provided by Investing Activities
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
Our net cash provided by investing activities was $27.9 million during the six months ended December 31, 2025, compared to net cash used of $129.7 million during the prior year period. The net change was primarily due to the decrease in purchases of corporate and customer short-term investments and net increase in loans held for investment, offset by a decrease in proceeds from maturities of corporate and customer short-term investments and net increase in acquired cards receivable balance.
Net Cash Used in Financing Activities
Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings. Our cash usage for our financing activities consists primarily of repurchases of shares and repayments of convertible senior notes. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash used in financing activities was $111.9 million during the six months ended December 31, 2025, compared to net cash provided of $432.5 million during the prior year period. The decrease was primarily due to no proceeds from issuance of convertible senior notes and decrease in customer fund deposits, offset by decrease in payments for repurchase and settlement of convertible senior notes, decrease in repurchase of common stock and proceeds from line of credit borrowings, and no purchases of capped calls.

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
On December 1, 2025, we settled the remaining $33.5 million aggregate principal amount of the 2025 Notes in cash. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facilities
2021 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the 2021 Credit Facility), of which we borrowed $180.0 million as of December 31, 2025. Revolving loans under the 2021 Credit Facility bear interest at a rate per annum determined by reference to the applicable three-month secured overnight financing rate or a base rate, plus an applicable margin of 1.95%. Obligations under the 2021 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2021 Credit Facility matures in May 2028. We have amended our 2021 Credit Facility from time to time, most recently in October 2025, as further discussed under Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Odin Financing, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (the 2025 Credit Facility, and together with the 2021 Credit Facility, the Revolving Credit Facilities), of which we borrowed $150.0 million as of December 31, 2025. Revolving loans under the 2025 Credit Facility bear interest at a rate per annum determined by reference to the applicable one-month secured overnight financing rate or a base rate, plus an applicable margin of 1.80%. Obligations under the 2025 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2025 Credit Facility matures in November 2027.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $41.9 million as of December 31, 2025 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of December 31, 2025.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2025.
As of December 31, 2025 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.0 billion in unused credit available to spending businesses and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses and borrowers using our invoice financing product at any one time.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our overall investment portfolio is comprised of corporate investments and funds held for customers. Our corporate investments are comprised of cash and cash equivalents and investment-grade fixed income marketable securities. These assets are available for corporate operating purposes with maturities of up to 37 months from the date of purchase based on the effective maturity date. The funds held for customers are invested with safety of principal as the primary objective. As secondary objectives, we seek to provide liquidity and diversification and maximize interest income. The funds held for customers are invested in money market funds that maintain a constant net asset value, other cash equivalents, and highly liquid, investment-grade fixed income marketable securities, with maturities of up to 37 months from the time of purchase based on the effective maturity date. Certain types of investments may have effective maturity dates different from contractual maturity dates. Our investment policy governs the types of investments we make. We classify all of our investments in marketable securities as available-for-sale.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 3.92% and 4.01% during the three and six months ended December 31, 2025, respectively, compared to 4.47% and 4.75% during the same period in fiscal 2025, primarily due to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facilities. As of December 31, 2025, we borrowed $330.0 million from our Revolving Credit Facilities. Because the interest rate on each of our Revolving Credit Facilities is indexed to a designated term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 0.5%-2.0% increase or decrease in interest rates would not have a material effect on our financial results.
In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for customer funds would reduce our interest earned revenue.
We are exposed to credit risk in connection with our investments in securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities as rated by Moody’s, Standard & Poor’s, or Fitch, by investing only in securities that mature in the near-term, and by limiting concentration in securities other than U.S. Treasuries. Investment in securities of issuers with short-term credit ratings must be rated A-2/P-2/F2 or higher. Investment in securities of issuers with long-term credit ratings must be rated A- or A3, or higher. Investment in asset-backed securities and money market funds must be rated AAA or equivalent. Investment in repurchase agreements will be at least 102 percent collateralized with securities issued by the U.S. government or its agencies. Securities in our corporate portfolio and securities held in our customer fund accounts may not mature beyond 37 months from purchase, based on the effective maturity date. No more than 5% of invested funds, either corporate or customer, may be held in the issues of a single corporation.
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
We are exposed to credit risk from card receivable balances we have with our spending businesses and loans held for investment balances from borrowers using our invoice financing product. Spending businesses and borrowers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we regularly review our credit exposure to specific spending businesses and borrowers as well as to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, and minimum payment regulations). We rely principally on the creditworthiness of spending businesses for repayment of card receivables and therefore have limited recourse for collection. We rely principally on our ability to collect outstanding balances on loans held for investment by receiving payments processed through our platform from the borrowers' customers and applying them to outstanding loan balances. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for expected credit losses in our outstanding portfolio of card receivables and loans held for investment, these estimates may differ from actual losses.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We were incorporated in 2006 and have mostly experienced net losses since inception. We generated net loss of $2.6 million and a net income of $33.5 million during the three months ended December 31, 2025 and 2024, respectively. We generated net loss of $5.6 million and a net income of $42.5 million during the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.7 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters and in our most recent fiscal year, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.
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
We recently announced the launch of AI agents to enable automatic W-9 collection, transaction reconciliation and invoice coding, and we plan to launch additional agents in the near-term. The success of these new agentic AI offerings will depend in part on our ability to deliver them in a way that is both compelling to our customers and cost-effective, and if new or existing customers do not use our AI agents, our business, operating results and financial condition could be adversely affected,
Finally, we seek to accelerate our growth by partnering with businesses to offer embedded payment solutions directly through such partners’ platforms. We previously announced the launch of several such partnerships, including with Paychex, Oracle NetSuite and Acumatica. Such partnerships may require significant investment and personnel resources to build, customize and enable. If our strategy to offer embedded solutions does not lead to the customer acquisition we anticipate, or on the timeline we envision, our business, operating results and financial condition could be adversely affected.
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
The market for cloud-based software that automates the financial back-office is highly fragmented, competitive, and constantly evolving. We believe that our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based automated back-office solution as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our competitors in the cloud-based software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in October 2023, Intuit launched a native bill payment solution with integration to its QuickBooks accounting software. In addition, Brex and Ramp, firms primarily known for offering spend and expense management products, introduced bill payment products in recent periods. While we believe our platform offers much greater functionality than these products, there can be no assurance that QuickBooks customers will not opt to change providers for certain accounts payable services in the future, or that our ability to win, retain and expand our footprint with BILL Divvy Card spending business will not be challenged by these competing offerings. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. Certain competitors may also have long-standing exclusive, or nearly exclusive, relationships with financial services provider partners to accept payment cards and other services that compete with what we offer. As we look to market and sell our platform to potential customers, spending businesses, or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
As of December 31, 2025, we had approximately 498,500 businesses using our solutions and TPV processed was approximately $95.1 billion and $84.5 billion during the three months ended December 31, 2025 and 2024, respectively, and $184.4 billion and $164.5 billion during the six months ended December 31, 2025 and 2024, respectively. We have grown rapidly to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
For the three months ended December 31, 2025 and 2024, we generated $39.5 million and $42.9 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 10% and 12% of our total revenue for such periods, respectively. During the six months ended December 31, 2025 and 2024, we generated $77.3 million and $86.4 million, respectively, or approximately 10% and 12% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.

Our business depends, in part, on our relationships with accounting firms.
Our relationships with our more than 9,500 accounting firm partners contribute a significant portion of our total revenue. We market and sell our products and services through accounting firms, including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
Our revenue was $414.7 million and $362.6 million during the three months ended December 31, 2025 and 2024, respectively, and $810.4 million and $721.0 million during the six months ended December 31, 2025 and 2024, respectively. Our TPV was $95.1 billion and $84.5 billion during the three months ended December 31, 2025 and 2024, respectively, and $184.4 billion and $164.5 billion during the six months ended December 31, 2025 and 2024, respectively. Our rate of revenue growth will fluctuate from period to period, as it depends on a number of factors, including our ability to:

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

We have incorporated, and expect to continue to incorporate, AI features into our platform and product offerings, and our success will depend in part on our ability to do so in a way that is both compelling to the businesses using our solutions and cost-effective. We leverage AI to prepopulate invoices based on the historical behavior of businesses using our solutions and to aid our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment, among other things. In addition, we previously launched AI agents to enable automatic W-9 collection, receipt reconciliation and invoice coding. In the future, we expect to launch additional agents covering a wide range of services. We have made and expect to continue to make significant investments in developing and deploying our AI technology. There can be no assurances, however, that our development efforts will be successful. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively, cause us to lose some or all of our investments in developing these products, and adversely affect our results of operations.
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
As of December 31, 2025, we had outstanding $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2027 Notes, the Notes) and had drawn $330.0 million under our Revolving Credit Facilities, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facilities are secured by our BILL Divvy Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (Conversion Condition). The Conversion Condition for the 2027 Notes and 2030 Notes was not triggered as of December 31, 2025. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of our Notes and our common stock.
In connection with the sale of each of the 2027 Notes and the 2030 Notes, we entered into privately negotiated Capped Call transactions (collectively, the Capped Calls) with certain financial institutions (option counterparties). The Capped Call transactions are designed to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 99,966,687 shares of our common stock outstanding as of December 31, 2025. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In August 2025, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $300.0 million of our outstanding shares of common stock from time to time, using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. For additional discussion about our share repurchase program activity during the period and shares available for future repurchases, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The following table provides shares repurchase activity during the three months ended December 31, 2025:

Period	Total number of shares purchased (in thousands) (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1) (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1) (2)
October 1, 2025 - October 31, 2025	1,662,896	$50.43	1,662,896	$199,995,513
November 1, 2025 - November 30, 2025	—	$—	—	$199,995,513
December 1, 2025 - December 31, 2025	881,704	$54.60	881,704	$151,857,427
Total	2,544,600		2,544,600	151,857,427
(1) See Note 8, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
(2) Represents repurchases and/or remaining amounts under our August 2025 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Name		Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
	Title			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
John Rettig (3)	President and Chief Operating Officer	Modification	12/5/2025	X		129,469	12/05/2026
Mike Cieri (3)	EVP, Software Solutions	Adopt	12/2/2025	X		111,239	6/04/2027
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
(3) Includes certain shares underlying performance-based restricted stock units subject to future determination.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1	Amendment No. 6 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of October 29, 2025.					X

10.2	Cooperation Agreement, dated as of October 15, 2025, by and between the Registrant and the Starboard entities and natural persons party thereto.	8-K	001-39149	10.1	10/16/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

February 5, 2026	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

February 5, 2026	By:	/s/ Rohini Jain
(Date)		Rohini Jain
Chief Financial Officer
(Principal Financial Officer)

