Form 10-Q
period 2026-03-31
BILL Holdings, Inc.
filed 2026-05-08
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 99,596,727 shares of common stock, $0.00001 par value per share, outstanding.

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
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shutdowns and tariffs, fluctuations in market interest rates and currency exchange rates, cybersecurity events, the conflict in Iran and related supply chain disruptions, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
•our ability to develop new products and services (including artificial intelligence (AI) products and services) and bring them to market in a timely manner;
•the effects of seasonal trends on our results of operations;
•our expectations concerning relationships with third parties, including partners;
•our ability to maintain, protect, and enhance our intellectual property;
•the effects of increased competition in our markets and our ability to compete effectively, including as a result of the ongoing rapid development and adoption of new AI capabilities;
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
•our expectations regarding continued repurchases of shares of our common stock, including the timing, manner, amount, and impact of any repurchases;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$994,672	$1,038,346
Short-term investments	1,178,673	1,180,110
Accounts receivable, net	32,140	32,341
Acquired card receivables, net of allowances of $18,266 and $15,020 as of March 31, 2026 and June 30, 2025, respectively	819,359	685,108
Prepaid expenses and other current assets	259,804	258,418
Funds held for customers	3,999,136	4,044,470
Total current assets	7,283,784	7,238,793
Non-current assets:
Operating lease right-of-use assets, net	49,936	56,086
Property and equipment, net	138,517	116,611
Intangible assets, net	177,311	222,805
Goodwill	2,396,509	2,396,509
Other assets	32,749	33,178
Total assets	$10,078,806	$10,063,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,148	$16,293
Accrued compensation and benefits	32,665	39,581
Deferred revenue	21,290	22,435
Other accruals and current liabilities	325,521	252,455
Borrowings from credit facilities	—	180,005
Convertible senior notes, net	—	33,421
Customer fund deposits	3,999,136	4,044,470
Total current liabilities	4,385,760	4,588,660
Non-current liabilities:
Deferred revenue	380	285
Operating lease liabilities	51,000	58,372
Borrowings from credit facilities	330,000	—
Convertible senior notes, net	1,504,854	1,501,044
Other long-term liabilities	4,077	1,581
Total liabilities	6,276,071	6,149,942
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,571,103	5,414,645
Accumulated other comprehensive income	1,992	10,197
Accumulated deficit	(1,770,362)	(1,510,804)
Total stockholders' equity	3,802,735	3,914,040
Total liabilities and stockholders' equity	$10,078,806	$10,063,982
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue
Subscription and transaction fees	$371,134	$320,298	$1,104,267	$954,857
Interest on funds held for customers	35,429	37,919	112,707	124,364
Total revenue	406,563	358,217	1,216,974	1,079,221
Cost of revenue
Service costs	62,726	56,733	197,983	166,633
Depreciation and amortization (1)	11,982	10,479	37,317	31,882
Total cost of revenue	74,708	67,212	235,300	198,515
Gross profit	331,855	291,005	981,674	880,706
Operating expenses
Research and development	74,385	86,540	237,480	250,009
Sales and marketing	153,226	136,758	457,880	395,614
General and administrative	72,286	73,851	228,700	211,744
Provision for expected credit losses	18,834	14,945	57,554	56,964
Depreciation and amortization (1)	8,479	7,857	24,929	24,728
Restructuring	5,044	—	14,326	—
Total operating expenses	332,254	319,951	1,020,869	939,059
Operating loss	(399)	(28,946)	(39,195)	(58,353)
Other income, net	15,174	18,650	49,091	91,831
Income (loss) before provision for income taxes	14,775	(10,296)	9,896	33,478
Provision for income taxes	1,989	1,293	2,661	2,607
Net income (loss)	$12,786	$(11,589)	$7,235	$30,871

Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.11)	$0.07	$0.30
Diluted	$0.12	$(0.11)	$0.07	$(0.09)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	99,285	102,219	100,589	103,679
Diluted	112,677	102,219	102,309	104,139
(1) Depreciation and amortization does not include amortization of capitalized internal-use software costs paid in cash of $7.9 million and $25.0 million during the three and nine months ended March 31, 2026, respectively, and $3.6 million and $10.9 million during the three and nine months ended March 31, 2025, respectively, which are included in service costs and general and administrative in the condensed consolidated statements of operations.

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$12,786	$(11,589)	$7,235	$30,871
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	(11,783)	7,516	(8,205)	9,167
Comprehensive income (loss)	$1,003	$(4,073)	$(970)	$40,038

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2024	106,646	$2	$5,233,037	$(1,890)	$(1,096,948)	$4,134,201
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	441	—	(287)	—	—	(287)
Issuance of common stock under the employee stock purchase plan	113	—	5,302	—	—	5,302
Repurchase and retirement of common stock, including excise tax	(3,711)	—	—	—	(201,709)	(201,709)
Stock-based compensation	—	—	55,817	—	—	55,817
Other comprehensive income	—	—	—	11,009	—	11,009
Net income	—	—	—	—	8,912	8,912
Balance at September 30, 2024	103,489	2	5,293,869	9,119	(1,289,745)	4,013,245
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	716	—	(2,175)	—	—	(2,175)
Repurchase and retirement of common stock, including excise tax	(2,260)	—	—	—	(201,354)	(201,354)
Purchases of capped calls	—	—	(92,960)	—	—	(92,960)
Stock-based compensation	—	—	68,448	—	—	68,448
Other comprehensive loss	—	—	—	(9,358)	—	(9,358)
Net income	—	—	—	—	33,548	33,548
Balance at December 31, 2024	101,945	2	5,267,182	(239)	(1,457,551)	3,809,394
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax and excise tax	765	—	(1,182)	—	425	(757)
Stock-based compensation	—	—	65,897	—	—	65,897
Other comprehensive income	—	—	—	7,516	—	7,516
Net loss	—	—	—	—	(11,589)	(11,589)
Balance at March 31, 2025	102,710	$2	$5,331,897	$7,277	$(1,468,715)	$3,870,461

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2025	103,012	$2	$5,414,645	$10,197	$(1,510,804)	$3,914,040
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	498	—	(13,804)	—	—	(13,804)
Repurchase and retirement of common stock, including excise tax	(1,695)	—	—	—	(81,713)	(81,713)
Stock-based compensation	—	—	64,145	—	—	64,145
Other comprehensive income	—	—	—	3,005	—	3,005
Net loss	—	—	—	—	(2,962)	(2,962)
Balance at September 30, 2025	101,815	2	5,464,986	13,202	(1,595,479)	3,882,711
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	579	—	(14,840)	—	—	(14,840)
Issuance of common stock under the employee stock purchase plan	118	—	4,648	—	—	4,648
Repurchase and retirement of common stock, including excise tax	(2,545)	—	—	—	(132,980)	(132,980)
Stock-based compensation	—	—	69,285	—	—	69,285
Other comprehensive income	—	—	—	573	—	573
Net loss	—	—	—	—	(2,588)	(2,588)
Balance at December 31, 2025	99,967	2	5,524,079	13,775	(1,731,047)	3,806,809
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	628	—	(13,803)	—	—	(13,803)
Repurchase and retirement of common stock, including excise tax	(1,014)	—	—	—	(52,101)	(52,101)
Stock-based compensation	—	—	60,827	—	—	60,827
Other comprehensive loss	—	—	—	(11,783)	—	(11,783)
Net income	—	—	—	—	12,786	12,786
Balance at March 31, 2026	99,581	$2	$5,571,103	$1,992	$(1,770,362)	$3,802,735

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,235	$30,871
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	176,998	182,771
Amortization of intangible assets	45,494	46,760
Depreciation of property and equipment	16,751	9,850
Amortization of capitalized internal-use software costs and other paid in cash	25,038	10,947
Amortization of debt discount and issuance costs	4,826	3,280
Accretion of discount on investments in marketable debt securities	(19,144)	(29,410)
Accretion of discount on loans held for investment	(20,760)	(15,239)
Gain on debt extinguishment	—	(40,550)
Provision for expected credit losses on acquired card receivables and other financial assets	57,554	56,964
Non-cash operating lease expense	6,150	6,174
Other	949	909
Changes in assets and liabilities:
Accounts receivable	410	1,282
Prepaid expenses and other current assets	11,399	(18,206)
Other assets	74	8,398
Accounts payable	(8,475)	1,760
Other accruals and current liabilities	7,741	14,381
Operating lease liabilities	(7,511)	(7,187)
Other long-term liabilities	1,166	2,261
Deferred revenue	(1,049)	812
Net cash provided by operating activities	304,846	266,828
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(1,333,209)	(2,314,975)
Proceeds from maturities and sales of corporate and customer fund short-term investments	1,247,330	1,727,367
Purchase of intangible assets	—	(2,868)
Purchases of loans held for investment	(759,498)	(576,885)
Principal repayments of loans held for investment	767,043	564,295
Acquired card receivables, net	(146,644)	(146,388)
Purchases of property and equipment	(2,959)	(1,546)
Capitalization of internal-use software costs	(43,760)	(21,219)
Other	(1,438)	(1,582)
Net cash used in investing activities	(273,135)	(773,801)

	Nine Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	1,400,000
Cash paid for convertible senior notes issuance costs	—	(24,006)
Payments for repurchase and settlement of convertible senior notes	(33,463)	(539,403)
Purchase of capped calls	—	(92,960)
Customer fund deposits liability	(56,861)	(61,856)
Prepaid card deposits	31,557	43,473
Repurchase of common stock	(272,658)	(400,001)
Proceeds from line of credit borrowings	150,000	—
Proceeds from exercise of stock options	1,517	2,772
Tax withholdings related to net share settlements of equity awards	(43,964)	(6,416)
Proceeds from issuance of common stock under the employee stock purchase plan	4,648	5,302
Other	(2,254)	—
Net cash provided by (used in) financing activities	(221,478)	326,905
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	142	(181)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(189,625)	(180,249)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,550,885	3,351,399
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,361,260	$3,171,150
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$994,672	$1,047,737
Restricted cash included in other current assets	110,372	92,754
Restricted cash included in other assets	3,304	5,297
Restricted cash and restricted cash equivalents included in funds held for customers	2,252,912	2,025,362
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,361,260	$3,171,150
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
The Company is a provider of software and payments products for small and midsized businesses, which simplifies, digitizes, and automates back-office financial processes. These include cloud-based payments, accounts payable, accounts receivable, and spend and expense management.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2025 included herein was derived from the audited financial statements for the year ended June 30, 2025, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
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
On a regular basis, the Company’s CODM is provided with significant segment expenses as reported within the consolidated statements of operations, adjusted for depreciation, amortization and restructuring, as presented in the consolidated statements of operations, stock-based compensation (refer to Note 8), amortization of debt issuance costs and gain on debt extinguishment (refer to Note 9). Other items included in the segment's profit or loss measure are interest income, interest expense (refer to Note 9), and provision for income taxes presented in the consolidated statements of operations and comprehensive income. In addition, on a regular basis the CODM is also provided with rewards expense and losses from fraud. Rewards expense, which is included in sales and marketing, was $85.3 million and $253.6 million for the three and nine months ended March 31, 2026, respectively, and $68.4 million and $195.2 million for the three and nine months ended March 31, 2025, respectively. Losses from fraud, which are included in general and administrative, were $4.5 million and $16.5 million for the three and nine months ended March 31, 2026, and $5.1 million and $13.3 million for the three and nine months ended March 31, 2025, respectively.

Total revenue from external customers outside of the U.S. was approximately less than 2% of consolidated total revenue during each of the three and nine months ended March 31, 2026 and 2025.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to, useful lives of long-lived assets; capitalization of internal-use software costs; the estimate of expected credit losses on accounts receivable, acquired card receivables, and loans held for investment; accrual for rewards; benefit periods used to amortize deferred costs; reserve for losses on funds held for customers; and valuation of deferred tax assets. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.
Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized. The Company monitors goodwill for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No triggering events indicating possible impairment were identified during the three and nine months ended March 31, 2026 or in any prior period. The Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of government budget cuts, government shut downs and tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, geopolitical conflicts, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit. As a result, the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of March 31, 2026 and June 30, 2025, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled $34.2 million and $30.3 million, respectively. These amounts do not include the immaterial allowance for expected credit losses on the card receivables that have been authorized but not cleared at the end of the periods.
There were no customers that exceeded 10% of the Company’s total revenue during the three and nine months ended March 31, 2026 and 2025.
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
NOTE 2 – REVENUE
The Company generates revenue primarily from subscription and transaction fees. For the purpose of disaggregating revenue by solutions, the Company defines BILL AP/AR as transaction and subscription revenue derived from businesses that use its core BILL accounts payable and receivable platform; BILL Spend and Expense as interchange revenue derived from BILL Divvy Card transactions; and Embedded Solutions and Other as transaction and subscription revenue from businesses that access the Company's solutions through its embedded partners' platforms and other indirect sales channels (including financial institution partners), and

Invoice2go revenue. The table below shows the Company’s revenue from subscription and transaction fees, which are disaggregated by solutions, and revenue from interest on funds held for customers (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
BILL AP/AR	$183,223	$163,775	$547,689	$492,905
BILL Spend and Expense	167,227	137,908	490,990	404,366
Integrated platform	350,450	301,683	1,038,679	897,271
Embedded Solutions and Other	20,684	18,615	65,588	57,586
Total subscription and transaction fees	371,134	320,298	1,104,267	954,857
Interest on funds held for customers	35,429	37,919	112,707	124,364
Total revenue	$406,563	$358,217	$1,216,974	$1,079,221
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three and nine months ended March 31, 2026, the Company recognized $2.6 million and $21.5 million of revenue that was included in the deferred revenue balances as of June 30, 2025.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $60.0 million. Of the total remaining performance obligations, the Company expects to recognize approximately 58% over the next year, 24% between one to two years and 18% thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. The unbilled revenue amounted to $19.8 million and $17.3 million as of March 31, 2026 and June 30, 2025, respectively, and are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.
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
The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	March 31, 2026	June 30, 2025
Assets
Cash equivalents:
Money market funds	Level 1	$346,775	$365,456
Corporate bonds	Level 2	72,705	69,956
Certificates of deposit	Level 2	—	2,216

Short-term investments:
Corporate bonds	Level 2	548,454	758,333
U.S. treasury securities	Level 2	514,918	287,559
Asset-backed securities	Level 2	99,753	118,236
Certificates of deposit	Level 2	15,548	15,982

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,333,975	1,642,494
Corporate bonds	Level 2	—	18,929

Short-term investments:
Corporate bonds	Level 2	400,548	486,362
U.S. treasury securities	Level 2	1,146,938	868,705
Certificates of deposit	Level 2	66,817	99,138
Asset-backed securities	Level 2	95,334	167,970
Municipal bonds	Level 2	18,751	6,592

Liabilities (1)
0% 2025 Notes	Level 2	—	32,567
0% 2027 Notes	Level 2	119,478	112,738
0% 2030 Notes	Level 2	$1,238,832	$1,185,128
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

The Company's financial instruments that are not measured and recorded at fair value, such as cash, restricted cash, acquired card receivables, loans held for investment, interest receivables, incentive receivables, and borrowings from credit facilities, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from credit facilities would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	March 31, 2026	June 30, 2025
Short-term investments:
Available-for-sale debt securities	$1,178,673	$1,180,110
Total short-term investments	1,178,673	1,180,110
Funds held for customers:
Restricted cash	922,082	749,111
Restricted cash equivalents	1,333,975	1,661,423
Funds receivable	36,702	25,499
Available-for-sale debt securities	1,728,388	1,628,767
Total funds held for customers	4,021,147	4,064,800
Less - interest income included in other current assets (1)	(22,011)	(20,330)
Total funds held for customers, net of income earned by the Company	$3,999,136	$4,044,470
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
The following table summarizes the estimated fair value of available-for-sale debt securities, included within short-term investments and funds held for customers, as of the dates presented (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$547,110	$1,440	$(96)	$548,454
U.S. treasury securities	516,099	210	(1,391)	514,918
Asset-backed securities	99,695	108	(50)	99,753
Certificates of deposit	15,548	—	—	15,548
Total short-term investments	$1,178,452	$1,758	$(1,537)	$1,178,673
Funds held for customers:
U.S. treasury securities	$1,146,679	$2,272	$(2,013)	$1,146,938
Corporate bonds	399,221	1,345	(18)	400,548
Asset-backed securities	94,982	366	(14)	95,334
Certificates of deposit	66,817	—	—	66,817
Municipal bonds	18,743	19	(11)	18,751
Total funds held for customers	$1,726,442	$4,002	$(2,056)	$1,728,388

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$756,009	$2,598	$(274)	$758,333
U.S. treasury securities	287,356	261	(58)	287,559
Asset-backed securities	118,074	177	(15)	118,236
Certificates of deposit	15,982	—	—	15,982
Total short-term investments	$1,177,421	$3,036	$(347)	$1,180,110
Funds held for customers:
Corporate bonds	$483,604	$2,759	$(1)	$486,362
Certificates of deposit	99,138	—	—	99,138
Asset-backed securities	167,179	791	—	167,970
Municipal bonds	6,560	32	—	6,592
U.S. treasury securities	864,602	4,319	(216)	868,705
Total funds held for customers	$1,621,083	$7,901	$(217)	$1,628,767
The amortized cost and fair value amounts for short-term investments include interest receivables of $8.1 million and $8.9 million as of March 31, 2026 and June 30, 2025, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivables of $14.3 million and $12.4 million as of March 31, 2026 and June 30, 2025, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	March 31, 2026	June 30, 2025
Due within 1 year	$1,380,640	$1,118,478
Due in 1 year through 5 years	1,526,104	1,689,477
Due in 5 years through 10 years	317	922
Total	$2,907,061	$2,808,877

As of March 31, 2026, approximately 210 out of approximately 760 investments in available-for-sale debt securities were in an unrealized loss position. The following tables show gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$116,779	$(96)	$—	$—	$116,779	$(96)
U.S. treasury securities	309,232	(1,391)	—	—	309,232	(1,391)
Asset-backed securities	33,190	(45)	340	(5)	33,530	(50)
Total short-term investments	$459,201	$(1,532)	$340	$(5)	$459,541	$(1,537)
Funds held for customers:
U.S. treasury securities	$412,597	$(2,013)	$—	$—	$412,597	$(2,013)
Municipal bonds	11,723	(11)	—	—	11,723	(11)
Corporate bonds	15,170	(18)	—	—	15,170	(18)
Asset-backed securities	7,705	(14)	—	—	7,705	(14)
Total funds held for customers	$447,195	$(2,056)	$—	$—	$447,195	$(2,056)

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$209,648	$(274)	$—	$—	$209,648	$(274)
U.S. treasury securities	139,598	(58)	—	—	139,598	(58)
Asset-backed securities	30,362	(15)	—	—	30,362	(15)
Total short-term investments	$379,608	$(347)	$—	$—	$379,608	$(347)
Funds held for customers:
Corporate bonds	$12,867	$(1)	$—	$—	$12,867	$(1)
Asset-backed securities	4,576	—	—	—	4,576	—
U.S. treasury securities	82,910	(216)	—	—	82,910	(216)
Total funds held for customers	$100,353	$(217)	$—	$—	$100,353	$(217)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three and nine months ended March 31, 2026 and 2025.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of March 31, 2026, approximately $490.8 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facilities (as defined below, see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three and nine months ended March 31, 2026 and 2025.

The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of March 31, 2026 totaled $69.1 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of March 31, 2026.
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

	March 31, 2026	June 30, 2025
Current and less than 30 days past due	$819,528	$686,070
30 ~ 59 days past due	5,343	6,173
60 ~ 89 days past due	6,023	5,312
90 ~ 119 days past due	5,165	2,562
Over 119 days past due	1,566	11
Total	$837,625	$700,128
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning	$19,542	$20,768	$15,020	$20,883
Provision for expected credit losses	12,774	9,299	44,626	34,530
Charge-off amounts	(16,942)	(12,173)	(49,788)	(41,186)
Recoveries collected	2,892	2,089	8,408	5,756
Balance, ending	$18,266	$19,983	$18,266	$19,983
Card receivables acquired from the Issuing Banks were $6.6 billion and $19.4 billion during the three and nine months ended March 31, 2026, respectively, and $5.3 billion and $15.7 billion during the three and nine months ended March 31, 2025, respectively. The provision for expected credit losses related to acquired card receivables increased during the three and nine months ended March 31, 2026 compared to the same prior year period due to portfolio growth, an increase in delinquencies and a release of $5.7 million of the allowance for expected credit losses during the prior year periods due to refinements to the credit loss methodology. The charge-offs related to acquired card receivables increased during the three and nine months ended March 31, 2026 compared to the same prior year period primarily due to portfolio growth.
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

	March 31, 2026	June 30, 2025
Unpaid principal balance	$64,948	$61,938
Less: Discount at loan purchase, net of amortization	(1,668)	(1,527)
Less: Allowance for expected credit losses	(15,640)	(14,853)
Loans held for investment, net	$47,640	$45,558
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

	March 31, 2026	June 30, 2025
Current and less than 30 days past due	$57,398	$55,540
30 ~ 59 days past due	2,648	1,471
60 ~ 89 days past due	1,696	1,461
90 ~ 119 days past due	1,537	1,685
Over 119 days past due	1	254
Total	$63,280	$60,411
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning	$13,413	$13,340	$14,853	$4,700
Provision for expected credit losses	5,981	5,502	13,016	22,125
Charge-off amounts	(4,154)	(4,981)	(13,251)	(13,194)
Recoveries collected	400	169	1,022	399
Balance, ending	$15,640	$14,030	$15,640	$14,030
The provision for expected credit losses related to loans held for investment increased during the three months ended March 31, 2026 compared to the same prior year period due to portfolio growth. The provision for expected credit losses related to loans held for investment decreased during the nine months ended March 31, 2026 compared to the same prior year period due to the improvement in the delinquency performance of loans held for investment, a decrease to estimated loss rates in the current period and an increase to estimated loss rates during the prior year periods, which were partially offset by portfolio growth. The charge-off amounts related to loans held for investment decreased during the three months ended March 31, 2026 compared to the same prior year period due to an enhanced collection process, partially offset by portfolio growth. The charge-off amounts increased during the nine months ended March 31, 2026 compared to the same prior year period due to portfolio growth.

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	March 31, 2026	June 30, 2025	Expected Remaining Term (years)	Annualized Effective Interest Rate at March 31, 2026
Current liabilities:
Convertible senior notes:
2025 Notes, principal	$—	$33,463
Less: unamortized debt discount and issuance costs	—	(42)
Convertible senior notes, net current	—	33,421
Revolving credit facility:
2021 Credit Facility	—	180,005
Borrowings from Revolving Credit Facility (1)	—	180,005
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	1,400,000	4.0	0.32%
2027 Notes, principal	123,548	123,548	1.0	0.48%
Less: unamortized debt discount and issuance costs	(18,694)	(22,504)
Convertible senior notes, net	1,504,854	1,501,044
Revolving credit facility:
2021 Credit Facility	180,000	—	2.1	6.60%
2025 Credit Facility	150,000	—	1.7	6.02%
Borrowings from Revolving Credit Facility (1)	330,000	—
Total	$1,834,854	$1,714,470
(1) Unamortized debt issuance costs balance for the Revolving Credit Facilities was $1.9 million and $2.1 million as of March 31, 2026 and June 30, 2025, respectively, and is included in other assets on the condensed consolidated balance sheets.
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
2025 Notes
On November 30, 2020, the Company issued $1.15 billion in aggregate principal amount of its 0% convertible senior notes due on December 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the 2025 Notes, and together with the 2027 Notes and 2030 Notes, the Notes). The 2025 Notes were subject to the terms and conditions of the indenture governing the 2025 Notes between the Company and the Notes Trustee. The net proceeds from the issuance of the 2025 Notes were $1.13 billion, after deducting debt discount and debt issuance costs totaling $20.6 million.
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
The "if-converted" value of the Notes did not exceed the principal amount of $1.5 billion and $1.6 billion as of each of March 31, 2026 and June 30, 2025, respectively.
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

Revolving Credit Facilities
2021 Credit Facility
The Company's Revolving Credit and Security Agreement, by and among Divvy Peach, LLC, a wholly-owned subsidiary of the Company, and Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended from time to time, the 2021 Credit Facility), was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables and increase the borrowing capacity, and further amended in March 2024 to extend the maturity date and further increase the borrowing capacity. On October 29, 2025, the Company further amended the 2021 Credit Facility to extend the maturity date and reduce the interest rate from 2.65% to 1.95% plus SOFR (subject to a floor rate of 0.25%) per annum. The 2021 Credit Facility matures in May 2028 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $180.0 million as of March 31, 2026. The Company is required to comply with certain restricted covenants, including liquidity requirements. As of March 31, 2026, the Company was in compliance with those covenants.
2025 Credit Facility
The Company's Revolving Credit and Security Agreement by and among Odin Financing, LLC, a wholly-owned subsidiary of the Company, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the 2025 Credit Facility and together with the 2021 Credit Facility, the Revolving Credit Facilities) was executed in May 2025 to finance the acquisition of card receivables. Borrowings bear interest at a rate per annum that is based on SOFR or an adjusted benchmark rate plus 1.80%. The 2025 Credit Facility matures in November 2027 or earlier pursuant to the agreement and has a total commitment of $300.0 million. Total outstanding borrowings were $150.0 million as of March 31, 2026. The Company is required to comply with certain restrictive covenants, including liquidity requirements. As of March 31, 2026, the Company was in compliance with those covenants.
NOTE 8 – STOCKHOLDERS’ EQUITY
Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,		As of March 31, 2026
	2026	2025	2026	2025	Unrecognized compensation	Weighted-average recognition period (in years)
Restricted stock units (RSUs)	$53,686	$58,646	$171,148	$170,461	$311,151	2.3
Performance-based awards	3,534	3,385	4,652	7,404	17,843	1.6
Employee stock purchase plan	1,259	1,766	5,017	4,771	1,021	0.4
Market-based RSUs	2,348	1,906	12,964	7,512	13,730	1.8
Stock options	—	420	476	2,442	—	0.0
Total stock-based compensation	$60,827	$66,123	$194,257	$192,590	$343,745

Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue - subscription and transaction fees	$600	$562	$1,842	$1,697
Cost of revenue - service costs	2,082	2,414	6,675	7,147
Research and development	24,202	27,362	79,264	80,265
Sales and marketing	8,358	9,507	28,003	30,781
General and administrative	17,819	22,384	60,308	62,881
Restructuring	876	—	906	—
Total amount charged to operating loss	53,937	62,229	176,998	182,771
Property and equipment (capitalized internal-use software)	6,890	3,894	17,259	9,819
Total stock-based compensation	$60,827	$66,123	$194,257	$192,590
Share Repurchase Program
In August 2024, the Company's board of directors approved a share repurchase program, pursuant to which the Company announced its intention to purchase up to $300.0 million of its outstanding shares of common stock (the August 2024 Share Repurchase Program). In July 2025, the Company completed the repurchase of shares under the August 2024 Share Repurchase Program.
In August 2025, the Company's board of directors authorized the repurchase of up to $300.0 million in shares of its outstanding common stock (the August 2025 Share Repurchase Program).
In April 2026, the Company's board of directors authorized the repurchase of up to $1.0 billion in shares of its outstanding common stock, which authorization includes unused amounts under the August 2025 Share Repurchase Program (the 2026 Share Repurchase Authorization). Pursuant to this authorization, the Company may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. This authorization has a term of 24 months, may be suspended, discontinued or modified at any time, and does not obligate the Company to acquire any amount of common stock.

The table below sets forth information regarding repurchases made pursuant to the Company's share repurchase programs as of March 31, 2026 (in thousands, except per share data):

	August 2024 Share Repurchase Program				August 2025 Share Repurchase Program
Period	Shares repurchased	Total amount repurchased(1)	Average price paid per share(1)	Available for future share repurchases	Shares repurchased	Total amount repurchased(1)	Average price paid per share(1)	Available for future share repurchases (2)
Fiscal 2025
First quarter	3,711	$201,709	$54.35		—	$—	$—
Second quarter	—	—	$—		—	—	$—
Third quarter	—	—	$—		—	—	$—
Total	3,711	$201,709			—	$—
Fiscal 2026
First quarter	1,392	$65,454	$47.02		303	$16,258	$53.71
Second quarter	—	—	$—		2,545	132,980	$52.26
Third quarter	—	—	$—		1,014	52,101	$51.40
Total	1,392	$65,454		$—	3,862	$201,339		$99,996
(1) Amounts include an immaterial amount of accrued excise tax.
(2) Unused amounts are now included in the amount authorized under the 2026 Share Repurchase Authorization.
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
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Interest income	$21,869	$23,666	$70,360	$66,371
Gain on debt extinguishment	—	—	—	40,550
Interest expense	(4,607)	(3,420)	(14,798)	(10,923)
Amortization of debt discount and issuance costs	(1,591)	(1,384)	(4,826)	(3,280)
Other	(497)	(212)	(1,645)	(887)
Total other income, net	$15,174	$18,650	$49,091	$91,831
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim periods. The Company's income tax provision was $2.0 million and $2.7 million for the three and nine months ended March 31, 2026, respectively, and $1.3 million and $2.6 million for the three and nine months ended March 31, 2025, respectively.

The Company’s effective tax rate differs from the federal statutory rate primarily due to valuation allowance positions in its federal, state and foreign jurisdictions. The income tax expense during the three and nine months ended March 31, 2026 pertained mainly to an estimated cash tax liability and an increase in the net deferred tax liability.
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
The Company regularly evaluates the realizability of its deferred tax assets (DTAs) by assessing all available evidence, both positive and negative, to determine whether it is more likely than not that some or all of the DTAs will not be realized. The Company considers its historical earnings, volatility in actual earnings, impact of permanent book to tax difference, the timing of reversal of existing temporary differences, and future profitability to assess its valuation allowance. As of March 31, 2026, substantially all of the Company's U.S. DTAs, net of deferred tax liabilities, were subject to a valuation allowance. If sufficient positive evidence emerges, some or all of the valuation allowance could be released. Such a release would result in a non-cash income tax benefit in the period of release and the recognition of additional DTAs in the accompanying condensed consolidated statements of operations and balance sheets, respectively. There is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to conclude that all or a significant portion of the valuation allowance against U.S. net DTAs is no longer required.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of March 31, 2026, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.0 billion in unused credit available to spending businesses using the Company's BILL Divvy Card product and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using BILL Divvy Card product and borrowers using the invoice financing product at any one time.
The Company manages credit risk exposure by limiting total credit for each spending business using BILL Divvy Card product and borrowers using the invoice financing product. The Company periodically reviews credit lines to assess different factors, including account usage and creditworthiness of spending businesses using BILL Divvy Card product and borrowers using the invoice financing product. The credit lines can be terminated by the Company at any time, and they do not necessarily represent future cash requirements. The Company does not record a liability for expected credit losses for unused lines of credit as they are unconditionally cancellable.

Commitments
The Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2031, which require the Company to pay fees over the term of the respective agreements. Future payments under these agreements as of March 31, 2026 are as follows (in thousands):

Fiscal years ending June 30:	Amount
Remainder of 2026	$11,088
2027	47,390
2028	39,488
2029	11,923
2030	4,383
2031	246
Total	$114,518
During the three and nine months ended March 31, 2026, there have been no material changes to the Company's non-cancelable operating leases from those disclosed in Note 14 to the financial statements in the 2025 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of March 31, 2026 and June 30, 2025, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
NOTE 12 – RESTRUCTURING
The Company is committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, the Company announced a reduction in force (RIF) impacting approximately 6% of employees. The Company incurred the majority of the charges relating to this RIF in the three months ended September 30, 2025. During the nine months ended March 31, 2026, the Company recorded $9.3 million of restructuring expenses related to the RIF, as a separate line item in the accompanying condensed consolidated statements of operations. As of March 31, 2026, the Company paid substantially all of the accrued amount, subject to local law and consultation requirements. Furthermore, in March 2026, the Company undertook an additional RIF and incurred approximately $5.0 million in restructuring charges, which are expected to be substantially paid by June 30, 2026.
In May 2026, the Company announced that its board of directors approved a plan to reduce its workforce by up to 30% (the Q4’26 RIF). The Company currently estimates that it will incur charges of approximately $30 million to $60 million in connection with the Q4’26 RIF, consisting primarily of cash expenditures for severance payments, employee benefits, and related costs as well as non-cash charges related to stock-based compensation expense. The Company expects that the majority of the restructuring charges will be incurred in the fourth quarter of fiscal 2026, and that the execution of the Q4’26 RIF will be substantially complete by the end of the first quarter of fiscal 2027. The Company’s estimates are subject to a number of assumptions, and the actual costs incurred may differ materially from those initial estimates.
The Company continues to consider actions to improve structural efficiencies and optimize operations in future periods.

NOTE 13 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025 (1)
Numerator:
Net income (loss) attributable to common stockholders
Basic	$12,786	$(11,589)	$7,235	$30,871
Gain on debt extinguishment	—	—	—	(39,984)
Amortization of debt issuance costs	958	—	—	—
Diluted	$13,744	$(11,589)	$7,235	$(9,113)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	99,285	102,219	100,589	103,679
Effect of dilutive securities:
Convertible senior notes	11,721	—	—	460
Equity awards	1,671	—	1,720	—
Diluted	112,677	102,219	102,309	104,139
Net income (loss) per share attributable to common stockholders
Basic	$0.13	$(0.11)	$0.07	$0.30
Diluted	$0.12	$(0.11)	$0.07	$(0.09)
(1) For the three and nine months ended March 31, 2026 and nine months ended March 31, 2025, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method.
Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Equity awards	6,972	10,112	7,316	8,996
Convertible senior notes	298	12,226	12,088	6,157
Total	7,270	22,338	19,404	15,153
Shares issuable under the Notes is subject to adjustment up to approximately 16.3 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of March 31, 2026, no conversion was triggered for the Notes.

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
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms, financial institution partnerships, and software providers. As of March 31, 2026, our partners included some of the most trusted brands in the financial services business, including more than 85 of the top 100 accounting firms and some of the largest financial institutions for SMBs in the United States (U.S.). As we add customers and partners, we expect our network to continue to grow organically.
We recently launched BILL AI, including our first suite of AI agents, which are designed to simplify and accelerate SMB workflows. Examples include W-9 filings, customer support and assistance, touchless transactions, automatic reconciliations and complex invoice coding. We have enhanced the capabilities of our Supplier Payments Plus product with expanded digital acceptance and greater control of preferences. In addition, we previously announced embed partnerships with Paychex, Oracle NetSuite, and Acumatica, which we expect will extend our platform's reach and offer new payment capabilities to our partners' users. Finally, we recently launched BILL Travel, our travel management offering, to empower our customers' employees to book trips and track expenses through our platform.
We have grown rapidly and scaled our business operations in recent periods. Our revenue was $406.6 million and $358.2 million during the three months ended March 31, 2026 and 2025, respectively, representing an increase of $48.3 million. Our revenue was $1,217.0 million and $1,079.2 million during the nine months ended March 31, 2026 and 2025, respectively, representing an increase of $137.8 million. We generated a net income of $12.8 million and a net loss of $11.6 million during the three months ended March 31, 2026 and 2025, respectively, and a net income of $7.2 million and $30.9 million during the nine months ended March 31, 2026 and 2025, respectively.

Macroeconomic and Other Factors
Current macroeconomic conditions and uncertainties, including volatility in interest rates and borrowing costs, inflation and currency exchange rates, the impact of the ongoing rapid development and adoption of new AI capabilities, the conflict in Iran and related supply chain disruptions, and recent changes in international trading relationships and U.S. and foreign tariff rates have impacted and could continue to impact our business and the SMBs we serve. SMBs are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may, in the event of adverse economic conditions or a recession or any inability to access financing, moderate their expenditures, shift to lower-cost methods of payment, or cease operations entirely. Reductions in interest rates by the U.S. Federal Reserve Bank may improve financial conditions for SMBs, but there can be no assurance of future rate cuts or any corresponding increase in economic activity. At the same time, such reductions in interest rates have the effect of reducing the interest on funds held for customers we generate. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. In furtherance of this commitment, we have undertaken or announced several reductions in force (RIFs) in recent periods, including a RIF impacting approximately 6% of employees in October 2025, a smaller RIF in March 2026, and, in May 2026, we announced our intention to execute an additional RIF impacting up to 30% of our workforce. We continue to consider appropriate actions to improve structural efficiencies and optimize operations in future periods.
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
Our Receivables Purchases and Servicing Model
We market our BILL Spend and Expense software and BILL Divvy Card, a charge card for business credit and expense management, to potential spending businesses and issue business-purpose charge cards through our card issuing partner banks (Issuing Banks). When a business applies for a BILL Divvy Card, we utilize, on behalf of the Issuing Bank, proprietary risk management capabilities to confirm the identity of the business, and perform a credit underwriting process to determine if the business is eligible for a BILL Divvy Card pursuant to our credit policies. Once approved for a BILL Divvy Card, the spending business is provided a credit limit and can use the BILL Spend and Expense software to request virtual cards or physical cards, establish budgets, and manage spend.
The cards on our platform are issued by Cross River Bank, a Federal Deposit Insurance Corporation (FDIC)-insured New Jersey state chartered bank, and WEX Bank and WebBank, FDIC-insured Utah state chartered banks. Under our arrangements with the Issuing Banks, we must comply with their respective credit policies and underwriting procedures, and the Issuing Banks maintain ultimate authority to decide whether to issue a card or approve a transaction. We are responsible for all fraud and unauthorized use of a card and generally are required to hold the Issuing Bank harmless from such losses unless claims regarding fraud or unauthorized use are due to the sole gross negligence of the Issuing Bank.
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
In order to ensure we have the operational flexibility and liquidity to purchase the participation rights in the receivables, we maintain certain funding arrangements, including warehouse facilities. We typically fund some portion of these participation interest purchases by borrowing under our credit facilities, although most purchases are funded using corporate cash.
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

	As of March 31,
	2026	2025	% Growth
Businesses using our solutions (1)	493,800	488,600	1%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Growth	2026	2025	% Growth
Total Payment Volume (billions) (2)	$88.7	$79.4	12%	$273.1	$243.7	12%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Growth	2026	2025
Transactions processed (millions) (3)	34.0	29.7	14%	102.0	88.4	15%

(1)As of March 31, 2026, the total number of BILL AP/AR customers was approximately 181,500; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 45,600; and the total number of Embedded Solutions and Other customers was approximately 266,700.
(2)During the three months ended March 31, 2026, the Total Payment Volume (TPV) by BILL AP/AR customers was approximately $73.9 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $6.6 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $8.2 billion. During the nine months ended March 31, 2026, the TPV by BILL AP/AR customers was approximately $228.6 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $19.3 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $25.2 billion.
(3)During the three months ended March 31, 2026, the total number of transactions executed by BILL AP/AR customers was approximately 12.1 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 19.5 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 2.4 million. During the nine months ended March 31, 2026, the total number of transactions executed by BILL AP/AR customers was approximately 37.4 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 58.1 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 6.5 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV is presented gross of payments that may be subsequently reversed. Such reversals comprised less than 2% of TPV during each of the three and nine months ended March 31, 2026 and 2025.
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
Service Costs and Expenses
Service costs – Service costs consist primarily of costs that are directly attributed to processing customers’ and spending businesses' transactions (such as the cost of printing checks, postage for mailing checks, fees associated with the issuance and processing of card transactions, net of card network incentives, and fees for processing payments), personnel-related costs, including stock-based compensation expenses, for our customer success and payment operations teams, outsourced support services for our customer success team, direct and amortized costs for implementing and integrating our cloud-based platform with our customers’ systems, and cloud payments infrastructure costs. We expect that service costs will increase in absolute dollars, but may fluctuate as a percentage of revenue from period to period, as we continue to invest in growing our business and based on whether or not we are the principal or the agent under arrangements with third parties.
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
General and administrative – General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, for finance, corporate business operations, risk management, legal and compliance, human resources, and information technology functions, costs incurred for external professional services, losses from fraud, and allocated overhead costs. We expect to incur additional general and administrative expenses as we explore various growth initiatives, which include incurring higher costs for professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of revenue from period to period.
Provision for expected credit losses – Provision for expected credit losses represents the amount of expense required to maintain the allowance for expected credit losses on our consolidated balance sheets, which represents management’s estimate of expected credit losses. In the event that our receivables outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the provision for expected credit losses. The provision is determined based on our estimate of expected credit losses on acquired card receivables, loans held for investment and accounts receivable on our balance sheets, changes in our estimate of expected credit losses on receivables outstanding and loans held for investment as of the end of the period and the net charge-offs incurred in the period.
Depreciation and amortization – Depreciation and amortization consists of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, and customer relationship. Amortization of capitalized internal-use software costs paid in cash is excluded.
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits related to the RIFs. Additionally, these costs may include contract termination expenses and other costs related to the execution of our efforts to improve organizational agility and efficiency, while also seeking to drive greater profitability. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue
Subscription and transaction fees (1)	$371,134	$320,298	$50,836	16%	$1,104,267	$954,857	$149,410	16%
Interest on funds held for customers	35,429	37,919	(2,490)	(7)%	112,707	124,364	(11,657)	(9)%
Total revenue	406,563	358,217	48,346	13%	1,216,974	1,079,221	137,753	13%
Cost of revenue
Service costs (1)	62,726	56,733	5,993	11%	197,983	166,633	31,350	19%
Depreciation and amortization (2)	11,982	10,479	1,503	14%	37,317	31,882	5,435	17%
Total cost of revenue	74,708	67,212	7,496	11%	235,300	198,515	36,785	19%
Gross profit	331,855	291,005	40,850	14%	981,674	880,706	100,968	11%
Operating expenses
Research and development (1)	74,385	86,540	(12,155)	(14)%	237,480	250,009	(12,529)	(5)%
Sales and marketing (1)	153,226	136,758	16,468	12%	457,880	395,614	62,266	16%
General and administrative (1)	72,286	73,851	(1,565)	(2)%	228,700	211,744	16,956	8%
Provision for expected credit losses	18,834	14,945	3,889	26%	57,554	56,964	590	1%
Depreciation and amortization (2)	8,479	7,857	622	8%	24,929	24,728	201	1%
Restructuring	5,044	—	5,044	100%	14,326	—	14,326	100%
Total operating expenses	332,254	319,951	12,303	4%	1,020,869	939,059	81,810	9%
Operating loss	(399)	(28,946)	28,547	(99)%	(39,195)	(58,353)	19,158	(33)%
Other income, net	15,174	18,650	(3,476)	(19)%	49,091	91,831	(42,740)	(47)%
Income (loss) before provision for income taxes	14,775	(10,296)	25,071	(244)%	9,896	33,478	(23,582)	(70)%
Provision for income taxes	1,989	1,293	696	54%	2,661	2,607	54	2%
Net income (loss)	$12,786	$(11,589)	$24,375	(210)%	$7,235	$30,871	$(23,636)	(77)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue - subscription and transaction fees	$600	$562	$38	7%	$1,842	$1,697	$145	9%
Cost of revenue - service costs	2,082	2,414	(332)	(14)%	6,675	7,147	(472)	(7)%
Research and development	24,202	27,362	(3,160)	(12)%	79,264	80,265	(1,001)	(1)%
Sales and marketing	8,358	9,507	(1,149)	(12)%	28,003	30,781	(2,778)	(9)%
General and administrative	17,819	22,384	(4,565)	(20)%	60,308	62,881	(2,573)	(4)%
Restructuring	876	—	876	100%	906	—	906	100%
Total stock-based compensation	$53,937	$62,229	$(8,292)	(13)%	$176,998	$182,771	$(5,773)	(3)%
(2) Depreciation and amortization does not include amortization of capitalized internal-use software costs paid in cash of $7.9 million and $25.0 million during the three and nine months ended March 31, 2026, respectively, and $3.6 million and $10.9 million during the three and nine months ended March 31, 2025, respectively, which are included in service costs and general and administrative in the condensed consolidated statements of operations.

The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue
Subscription and transaction fees	91%	89%	91%	88%
Interest on funds held for customers	9%	11%	9%	12%
Total revenue	100%	100%	100%	100%
Cost of revenue
Service costs	15%	16%	16%	15%
Depreciation and amortization	3%	3%	3%	3%
Total cost of revenue	18%	19%	19%	18%
Gross profit	82%	81%	81%	82%
Operating expenses
Research and development	18%	24%	20%	22%
Sales and marketing	38%	38%	37%	37%
General and administrative	18%	21%	19%	20%
Provision for expected credit losses	5%	4%	5%	5%
Depreciation and amortization	2%	2%	2%	2%
Restructuring	1%	—%	1%	—%
Total operating expenses	82%	89%	84%	86%
Operating loss	—%	(8)%	(3)%	(5)%
Other income, net	4%	5%	4%	8%
Income (loss) before provision for income taxes	4%	(3)%	1%	3%
Provision for income taxes	0%	0%	—%	—%
Net income (loss)	4%	(3)%	1%	3%

Comparison of the three and nine months ended March 31, 2026 and 2025
Revenue
The following table sets forth our revenue during the three and nine months ended March 31, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
BILL AP/AR	$60,950	$55,236	$5,714	10%	$174,697	$162,845	$11,852	7%
Embedded Solutions and Other	13,544	12,946	598	5%	42,686	40,472	2,214	5%
Subscription fees	74,494	68,182	6,312	9%	217,383	203,317	14,066	7%
BILL AP/AR	122,273	108,540	13,733	13%	372,992	330,060	42,932	13%
BILL Spend and Expense	167,227	137,908	29,319	21%	490,990	404,366	86,624	21%
Embedded Solutions and Other	7,140	5,668	1,472	26%	22,902	17,114	5,788	34%
Transaction fees	296,640	252,116	44,524	18%	886,884	751,540	135,344	18%
Total subscription and transaction fees	371,134	320,298	50,836	16%	1,104,267	954,857	149,410	16%
Interest on funds held for customers	35,429	37,919	(2,490)	(7)%	112,707	124,364	(11,657)	(9)%
Total revenue	$406,563	$358,217	$48,346	13%	$1,216,974	$1,079,221	$137,753	13%
Total revenue increased by $48.3 million and $137.8 million during the three and nine months ended March 31, 2026, respectively, as compared to the prior year period, primarily due to:
•a $44.5 million and $135.3 million increase, respectively, in transaction fees primarily due to increased total payment volume driven by the increase in customer adoption of our products; and
•a $6.3 million and $14.1 million increase, respectively, in subscription fees primarily due to an increase in customers as compared to the same prior year period; partially offset by
•a $2.5 million and $11.7 million decrease, respectively, in interest on funds held for customers primarily due to lower yield driven by the decrease in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three and nine months ended March 31, 2026 and 2025, respectively, were as follows (amounts in thousands):

	Three Months Ended March 31,		Change		Nine Months Ended March 31, 2026		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Cost of revenue:
Service costs	$62,726	$56,733	$5,993	11%	$197,983	$166,633	$31,350	19%
Depreciation and amortization (1)	11,982	10,479	1,503	14%	37,317	31,882	5,435	17%
Total cost of revenue	74,708	67,212	7,496	11%	235,300	198,515	36,785	19%
Gross profit	$331,855	$291,005	$40,850	14%	$981,674	$880,706	$100,968	11%
Gross margin	81.6%	81.2%			80.7%	81.6%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $7.2 million and $23.5 million during the three and nine months ended March 31, 2026, respectively, and $3.6 million and $10.9 million during the three and nine months ended March 31, 2025, respectively, which are included in service costs.

Service costs increased by $6.0 million and $31.4 million during the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods, primarily due to:
•a $3.8 million and $18.4 million increase, respectively, in direct costs associated with the processing of our customers' payment transactions and data hosting services, which were driven by the increase in customer adoption of our products; and
•a $4.0 million and $15.9 million increase, respectively, in other costs, primarily from a $3.6 million and $12.5 million increase, respectively, in amortization of capitalized internal-use software costs and a $1.2 million and $3.0 million increase, respectively, in software licenses and subscriptions; partially offset by
•a $1.8 million and $3.0 million decrease, respectively, in personnel-related costs, including stock-based compensation expense, primarily driven by our RIFs executed during the current fiscal year.
Gross margin increased to 81.6% during the three months ended March 31, 2026 as compared to 81.2% for the prior year period primarily due to lower personnel-related costs, including stock-based compensation expense. Gross margin decreased to 80.7% during the nine months ended March 31, 2026 as compared to 81.6% for the prior year period primarily due to a higher amortization of capitalized internal-use software costs paid in cash, partially offset by lower personnel-related costs, including stock-based compensation expense.
Research and Development Expenses
Research and development expenses decreased by $12.2 million during the three months ended March 31, 2026 as compared to the prior year period, primarily due to:
•a $10.9 million decrease due to a higher number of initiatives subject to capitalization of internal-use software costs; and
•a $2.7 million decrease in personnel-related expense, including stock-based compensation expense, primarily driven by the decrease from our RIFs executed during the current fiscal year; partially offset by
•a $1.1 million increase in other costs, primarily from higher software licenses and subscriptions and an increase in shared overhead.
Research and development expenses decreased $12.5 million during the nine months ended March 31, 2026 as compared to the prior year period, primarily due to:
•a $28.5 million decrease due to a higher number of initiatives subject to capitalization of internal-use software costs; partially offset by
•a $11.6 million increase in personnel-related expense, including stock-based compensation expense, driven by an increase in headcount and merit increase, partially offset by a decrease from our RIFs executed during the current fiscal year; and
•a $2.8 million increase in other costs, primarily from a $1.9 million increase in software licenses and subscriptions and a $0.9 million increase in shared overhead.
Our research and development expenses decreased to 18% and 20% as a percentage of revenue during the three and nine months ended March 31, 2026, respectively, as compared to 24% and 22% for the prior year periods, driven by the revenue growth and a higher number of initiatives subject to capitalization of internal-use software costs.

Sales and Marketing Expenses
Sales and marketing expenses increased by $16.5 million during the three months ended March 31, 2026 as compared to the prior year period, primarily due to the following:
•a $16.9 million increase in rewards expense in connection with our BILL Divvy Cards as a result of increased transaction volume. Rewards expense increased to 51% as a percentage of revenue from spend and expense interchange fees from 50% during the prior year period, primarily due to higher reward rates; partially offset by
•a $2.4 million decrease in personnel-related expense, including stock-based compensation expense, driven by the decrease from our RIFs executed during the current fiscal year.
Sales and marketing expenses increased by $62.3 million during the nine months ended March 31, 2026 as compared to the prior year period, primarily due to the following:
•a $58.4 million increase in rewards expense in connection with our BILL Divvy Cards as a result of increased transaction volume. Rewards expense increased to 51% as a percentage of revenue from spend and expense interchange fees from 48% during the prior year period, primarily due to higher reward rates;
•a $3.5 million increase in personnel-related expense driven by a higher average headcount and merit increase, partially offset by our RIFs executed during the current fiscal year; and
•a $2.1 million increase in advertising spend, including various marketing initiatives and activities to promote our products and services; partially offset by
•a $2.8 million decrease in stock-based compensation expense, primarily driven by our RIFs executed during the current fiscal year.
Our sales and marketing expenses remained flat at 38% and 37% as a percentage of revenue during the each of the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods.
General and Administrative Expenses
General and administrative expenses decreased by $1.6 million during the three months ended March 31, 2026 as compared to the prior year period, primarily due to the following:
•a $5.5 million decrease in personnel-related expense, including stock-based compensation expense, driven by the RIFs executed during the current fiscal year; partially offset by
•a $2.2 million increase in other expenses, primarily from higher amortization of capitalized internal-use software expense paid in cash and software license and subscriptions.
General and administrative expenses increased by $17.0 million during the nine months ended March 31, 2026 as compared to the prior year period, primarily due to the following:
•a $9.1 million increase in consulting fees for outside services, including fees related to shareholders' activism;
•a $3.2 million increase in losses from fraud driven by the increase in the volume of transactions processed during the current period; and
•a $3.6 million increase in other expenses, primarily from higher amortization of capitalized internal-use software expense and software license and subscription.

Our general and administrative expenses decreased to 18% and 19% as a percentage of our total revenue during the three and nine months ended March 31, 2026, respectively, as compared to 21% and 20% for the prior year periods, primarily due to revenue growth.
Provision for Expected Credit Losses
Provision for expected credit losses increased by $3.9 million and $0.6 million during the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods.
Provision for expected credit losses from acquired card receivables increased by $3.5 million and $9.9 million during the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods, primarily due to portfolio growth, an increase in delinquencies and a release of $5.7 million of the allowance for expected credit losses during the three months ended March 31, 2025 as a result of refinements to the credit loss methodology during that period.
Provision for expected credit losses from loans held for investment decreased during the nine months ended March 31, 2026 as compared to the prior year period, primarily due to improvement in the delinquency performance of loans held for investment, a decrease to estimated loss rates in the current period and an increase to estimated loss rates during the prior year periods, which were partially offset by portfolio growth.
Depreciation and Amortization
Depreciation and amortization increased by $2.1 million and $5.6 million during the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods, primarily due to higher amortization of capitalized internal-use software costs during the periods.
Restructuring
Restructuring increased by $5.0 million and $14.3 million during the three and nine months ended March 31, 2026, respectively, due to the RIFs undertaken during the current fiscal year. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other Income, Net
Other income, net decreased by $3.5 million during the three months ended March 31, 2026, as compared to the prior year period, primarily due to a decrease in interest income of $1.8 million resulting from lower yield driven by the decrease in interest rates.
Other income, net decreased by $42.7 million during the nine months ended March 31, 2026, as compared to the prior year period, primarily due to the following:
•a $40.6 million decrease due to a gain on debt extinguishment recognized in prior year periods resulting from the partial repurchase of our 2025 Notes and 2027 Notes (each as defined in Liquidity and Capital Resources below);
•a $5.4 million decrease due to interest expense from the new 2025 Credit Facility (as defined in Liquidity and Capital Resources below); partially offset by
•a $4.0 million increase in interest income, primarily due to a higher average balance of corporate funds, partially offset by lower yield driven by the decrease in interest rates.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different from similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to help investors understand our financial performance from management's perspective. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. We also periodically review our non-GAAP financial measures and may revise these measures to reflect changes in our business or otherwise.
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

	Three Months Ended March 31,		Nine Months Ended March 31, 2026
	2026	2025	2026	2025
Revenue	$406,563	$358,217	$1,216,974	$1,079,221
Gross profit	331,855	291,005	981,674	880,706
Add:
Depreciation and amortization (1)	11,982	10,479	37,317	31,882
Stock-based compensation and related payroll taxes charged to cost of revenue	2,193	2,530	6,896	7,367
Non-GAAP gross profit	$346,030	$304,014	$1,025,887	$919,955
Gross margin	81.6%	81.2%	80.7%	81.6%
Non-GAAP gross margin	85.1%	84.9%	84.3%	85.2%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $7.2 million and $23.5 million during the three and nine months ended March 31, 2026, respectively, and $3.6 million and $10.9 million during the three and nine months ended March 31, 2025, respectively, which are included in service costs in the condensed consolidated statements of operations.
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

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$304,846	$266,828
Purchases of property and equipment	(2,959)	(1,546)
Capitalization of internal-use software costs	(43,760)	(21,219)
Free cash flow	$258,127	$244,063
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents of $1.0 billion, our available-for-sale short-term investments of $1.2 billion, and our available undrawn Revolving Credit Facilities (as defined below) of $270.0 million. Our cash equivalents are comprised primarily of money market funds, certificates of deposit, and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing capacity of $600.0 million from our Revolving Credit Facilities, and have drawn $330.0 million as of March 31, 2026. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
As of March 31, 2026, our principal commitments to settle our contractual obligations consisted of our 2027 Notes, 2030 Notes (as defined below), and outstanding borrowings from our Revolving Credit Facilities as further discussed below. For additional discussion about our Notes and Revolving Credit Facilities, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations or litigation from those disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (2025 10-K), except for commitments disclosed in Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In April 2026, our board of directors authorized the repurchase of up to $1.0 billion in shares of our outstanding common stock, which authorization includes unused amounts under the August 2025 Share Repurchase Program (the 2026 Share Repurchase Authorization). Pursuant to this authorization, we may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. This authorization has a term of 24 months, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.

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
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$304,846	$266,828
Investing activities	$(273,135)	$(773,801)
Financing activities	$(221,478)	$326,905
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
Net cash provided by operating activities increased to $304.8 million during the nine months ended March 31, 2026, from $266.8 million during the prior year period. The net change was primarily driven by higher subscription and transaction revenue, partially offset by increased operating expenditures and a non-recurring restructuring charge incurred during the current period.
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
Our net cash used in investing activities was $273.1 million during the nine months ended March 31, 2026, compared to net cash used of $773.8 million during the prior year period. The net change was primarily due to the decrease in purchases of corporate and customer short-term investments and net increase in loans held for investment, partially offset by a decrease in proceeds from maturities of corporate and customer short-term investments and an increase in capitalization of internal-use software costs.
Net Cash Used in Financing Activities
Our cash usage for our financing activities consists primarily of repurchases of shares of common stock and repayments of convertible senior notes. Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash used in financing activities was $221.5 million during the nine months ended March 31, 2026, compared to net cash provided of $326.9 million during the prior year period. The decrease was primarily due to the absence of proceeds from issuance of convertible senior notes, an increase in tax withholdings related to net share settlements of equity awards, a net decrease in prepaid card deposits and a decrease in customer fund deposits, partially offset by a decrease in payments for the repurchase and settlement of convertible senior notes, a decrease in the repurchase of shares of common stock and proceeds from line of credit borrowings, and the absence of capped calls purchases.
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
Revolving Credit Facilities
2021 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the 2021 Credit Facility), of which we borrowed $180.0 million as of March 31, 2026. Revolving loans under the 2021 Credit Facility bear interest at a rate per annum determined by reference to the applicable three-month secured overnight financing rate or a base rate, plus an applicable margin of 1.95%. Obligations under the 2021 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2021 Credit Facility matures in May 2028. We have amended our 2021 Credit Facility from time to time, most recently in October 2025, as further discussed under Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Odin Financing, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (the 2025 Credit Facility, and together with the 2021 Credit Facility, the Revolving Credit Facilities), of which we borrowed $150.0 million as of March 31, 2026. Revolving loans under the 2025 Credit Facility bear interest at a rate per annum determined by reference to the applicable one-month secured overnight financing rate or a base rate, plus an applicable margin of 1.80%. Obligations under the 2025 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2025 Credit Facility matures in November 2027.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $69.1 million as of March 31, 2026 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of March 31, 2026.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of March 31, 2026.
As of March 31, 2026 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.0 billion in unused credit available to spending businesses using BILL Divvy Card product and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using BILL Divvy Card product and borrowers using our invoice financing product at any one time.
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
Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 3.8% and 4.1% during the three and nine months ended March 31, 2026, respectively, compared to 4.3% and 4.6% during the same period in fiscal 2025, primarily due to the changes in the short-term interest rate environment.
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
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facilities. As of March 31, 2026, we borrowed $330.0 million from our Revolving Credit Facilities. Because the interest rate on each of our Revolving Credit Facilities is indexed to a designated term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 0.5%-2.0% increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our common stock. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Further, additional risks beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
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
•We use AI in our business, and any challenges with successfully developing and deploying new AI tools or properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations;
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
We were incorporated in 2006 and historically have experienced net losses in most periods since inception. We generated net income of $12.8 million and a net loss of $11.6 million during the three months ended March 31, 2026 and 2025, respectively. We generated net income of $7.2 million and $30.9 million during the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.8 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters and in our most recent fiscal year, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.
A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, and volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results.
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, increases in interest rates or the cost of borrowing, changes in foreign currency exchange rates, including recent weakness in the U.S. dollar, the impact of the ongoing rapid development and adoption of new AI capabilities, the conflict in Iran and related supply chain disruptions, newly-imposed tariffs by the U.S. and foreign countries and other restrictions on international trade, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions. Finally, recent reductions in U.S. federal government spending, including in the U.S. Small Business Administration, may adversely impact the SMBs we serve.

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

•our ability to build and deploy AI-powered solutions and drive customer adoption of such solutions, as well as the amount and timing of the associated research and development expenses;
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
We recently launched BILL AI, including our first suite of AI agents, which are designed to simplify and accelerate SMB workflows, including W-9 filings, customer support and assistance, touchless transactions, automatic reconciliations and complex invoice coding. The success of these new agentic AI offerings will depend in part on our ability to deliver them in a way that is both compelling to our customers and cost-effective, and if new or existing customers do not use our AI agents, our business, operating results and financial condition could be adversely affected.
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
The market for cloud-based software that automates the financial back-office is highly fragmented, competitive, and constantly evolving. We believe that our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our cloud-based automated back-office solution as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our competitors in the cloud-based software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, including AI-native firms, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in October 2023, Intuit launched a native bill payment solution with integration to its QuickBooks accounting software. In addition, Brex and Ramp, firms primarily known for offering spend and expense management products, introduced bill payment products in recent periods. While we believe our platform offers much greater functionality than these products, there can be no assurance that QuickBooks customers will not opt to change providers for certain accounts payable services in the future, or that our ability to win, retain and expand our footprint with BILL Divvy Card spending business will not be challenged by these competing offerings. Additionally, the rapid development and adoption of AI may further intensify competition, lower barriers to entry, shorten product development cycles, and make certain features and functionality easier for existing or new competitors to replicate or offer at lower cost. Competitors may use AI to enhance their existing offerings, develop and deploy new products more quickly, improve implementation or support or bundle AI-enabled capabilities with broader platforms. Further, customers' expectations regarding automation, accuracy, ease of use, speed of implementation and breadth of workflow coverage may continue to increase as AI capabilities evolve. If we are unable to develop, deploy and maintain AI-powered solutions in a timely and cost-effective manner or if our competitors are more successful in doing so, our ability to attract and retain customers could be adversely affected. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. Certain competitors may also have long-standing exclusive, or nearly exclusive, relationships with financial services provider partners to accept payment cards and other services that compete with what we offer. As we look to market and sell our platform to potential customers, spending businesses, or partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
As of March 31, 2026, we had approximately 493,800 businesses using our solutions and TPV processed was approximately $88.7 billion and $79.4 billion during the three months ended March 31, 2026 and 2025, respectively, and $273.1 billion and $243.7 billion during the nine months ended March 31, 2026 and 2025, respectively. We have grown rapidly to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
For the three months ended March 31, 2026 and 2025, we generated $35.4 million and $37.9 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 9% and 11% of our total revenue for such periods, respectively. During the nine months ended March 31, 2026 and 2025, we generated $112.7 million and $124.4 million, respectively, or approximately 9% and 12% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
Our business depends, in part, on our relationships with accounting firms.
Our relationships with more than 9,600 accounting firm partners contribute a significant portion of our total revenue. We market and sell our products and services through accounting firms, including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
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
Our revenue was $406.6 million and $358.2 million during the three months ended March 31, 2026 and 2025, respectively, and $1,217.0 million and $1,079.2 million during the nine months ended March 31, 2026 and 2025, respectively. Our TPV was $88.7 billion and $79.4 billion during the three months ended March 31, 2026 and 2025, respectively, and $273.1 billion and $243.7 billion during the nine months ended March 31, 2026 and 2025, respectively. Our rate of revenue growth will fluctuate from period to period, as it depends on a number of factors, including our ability to:
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
•drive adoption and achieve market recognition of the strengths of our AI agents;
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
The extensions of credit facilitated through our BILL Spend and Expense offering and certain of our accounts payable offerings are originated through our Issuing Banks, Cross River Bank, WEX Bank and WebBank. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”. If the legal structure underlying these bank partnerships or the extensions of credit thereunder were to be successfully challenged on these or other grounds, our ability to offer our credit products on favorable terms or at all may be adversely affected. In addition, certain banks engaged in similar partnerships and activities have been subject to increased regulatory scrutiny. Adverse orders or regulatory enforcement actions against one or more of the Issuing Banks, even if unrelated to our business, could impose restrictions on such Issuing Banks’ ability to continue to extend credit through our platform or on current terms, or could result in the Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered by an Issuing Bank to more rigorous reviews.
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
To support the operations and growth of our spend and expense management business, we maintain a variety of funding arrangements, including "warehouse facilities," which provide for an aggregate of $600.0 million in borrowing capacity pursuant to our Revolving Credit Facilities, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In particular, we have financing arrangements in place pursuant to which we purchase from the Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we primarily use corporate cash to purchase participation interest.
If our finance partners terminate or interrupt their financing or purchase of participation interests or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which may place significant stress on our cash resources. An inability to purchase participation interests from the Issuing Banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to spending businesses or ceasing to extend credit for our cards altogether, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.
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
We use AI in our business, and any challenges with successfully developing and deploying new AI tools or properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have incorporated, and expect to continue to incorporate, AI features into our platform and product offerings, and our success will depend in part on our ability to do so in a way that is both compelling to the businesses using our solutions and cost-effective. We leverage AI to prepopulate invoices based on the historical behavior of businesses using our solutions and to aid our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment, among other things. In addition, we previously launched AI agents to enable automatic W-9 collection, receipt reconciliation and invoice coding, among other capabilities. In the future, we expect to launch additional agents covering a wide range of services. We have made and expect to continue to make significant investments in developing and deploying our AI technology. There can be no assurances, however, that our development efforts will be successful. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively, cause us to lose some or all of our investments in developing these products, and adversely affect our results of operations.
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
Our reductions in force and restructuring efforts may result in unanticipated costs or consequences.
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, we announced a RIF impacting approximately 6% of employees. In March 2026, we undertook an additional RIF and incurred additional restructuring charges, which are expected to be substantially paid by June 30, 2026. Finally, in May 2026, we announced another RIF expected to impact up to 30% of our workforce. In connection with such RIFs, we have incurred or expect to incur certain costs in the near term, including cash expenditures related to severance payments, certain retention payments, employee benefits and employee transition costs. The RIFs and other measures we may undertake in connection with our commitment may result in other unintended consequences, including employee attrition beyond our intended RIFs, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the RIFs and other measures may not achieve their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, operating results and financial condition.
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
We have been and may continue to be subject to actions by or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to these actions or proposals can be costly and time consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management and employees. For example, we have been and may continue to retain the services of various professionals to advise us on stockholder activism matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. Activist stockholders may create perceived uncertainties as to our future direction which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers and partners and may affect our relationships with current customers, partners, vendors, investors, and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the countries in which our subsidiaries Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go) have subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this "Risk Factors" section, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. For example, the State of California has adopted new climate-related disclosure requirements, and compliance with such rules could require significant effort and resources.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, or information security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, information security, marketing, and consumer communications, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.
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
Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own information technology infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. State-sponsored cybersecurity attacks on the U.S. financial system or U.S. financial service providers could also adversely affect our business, including attacks that may be related to recent geopolitical conflicts in Iran and Ukraine or elsewhere. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.
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
In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act (the BSA), the Anti-Money Laundering Act of 2020, and similar state laws and regulations. The BSA requires, among other things, money services businesses (known as MSBs) to develop and implement risk-based anti-money laundering programs, to report suspicious activity, and in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States, Canada, and in many other foreign jurisdictions continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the U.S. and Canada. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance.
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
As of March 31, 2026, we had outstanding $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2027 Notes, the Notes) and had drawn $330.0 million under our Revolving Credit Facilities, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facilities are secured by our BILL Divvy Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the Conversion Condition). The Conversion Condition for the 2027 Notes and 2030 Notes was not triggered as of March 31, 2026. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of our Notes and our common stock.
In connection with the sale of each of the 2027 Notes and the 2030 Notes, we entered into privately negotiated Capped Call transactions (collectively, the Capped Calls) with certain financial institutions (the option counterparties). The Capped Call transactions are designed to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
In addition, our amended and restated certificate of incorporation and our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the DGCL), our amended and restated certificate of incorporation, or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. These exclusive forum provisions will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the

Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, these provisions would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act of 1933, as amended (the Securities Act), or the rules and regulations thereunder in federal court.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 99,966,687 shares of our common stock outstanding as of March 31, 2026. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In April 2026, our board of directors authorized the repurchase of up to $1.0 billion in shares of our outstanding common stock, which authorization includes unused amounts under a previously-authorized program. Pursuant to this authorization, we may purchase such shares from time to time, using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. For additional discussion about our share repurchase program activity during the period and shares available for future repurchases, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchase of Equity Securities by the Issuer
In April 2026, our board of directors authorized the repurchase of up to $1.0 billion in shares of our outstanding common stock, which authorization includes unused amounts under the August 2025 Share Repurchase Program (the 2026 Share Repurchase Authorization). Pursuant to this authorization, we may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2026 Share Repurchase Authorization has no mandated end date, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
Previously, in August 2025, our board of directors approved a share repurchase program, pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2025 Share Repurchase Program).
The following table provides shares repurchase activity during the three months ended March 31, 2026:

Period	Total number of shares purchased (in thousands) (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1) (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1) (2)
January 1, 2026 - January 31, 2026	1,013,566	$51.17	1,013,566	$99,995,546
February 1, 2026 - February 28, 2026	—	$—	—	$99,995,546
March 1, 2026 - March 31, 2026	—	$—	—	$99,995,546
Total	1,013,566		1,013,566	$99,995,546
(1) See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
(2) Represents repurchases and/or remaining amounts under our August 2025 Share Repurchase Program as of March 31, 2026. Unused amounts under our August 2025 Share Repurchase Program are now available under our August 2026 Share Repurchase Authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Name		Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
	Title			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
John Rettig (3)	President and Chief Operating Officer	Termination	3/12/2026	X		129,469	12/05/2026
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

May 7, 2026	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	By:	/s/ Rohini Jain
(Date)		Rohini Jain
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

