Form 10-K
period 2026-06-30
BILL Holdings, Inc.
filed 2026-08-20
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on December 31, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by The New York Stock Exchange on December 31, 2025, was approximately $4.8 billion.
The number of shares of Registrant’s common stock outstanding as of August 13, 2026 was 85,276,782.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

BILL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Our fiscal year end is June 30. Our fiscal years ended June 30, 2026, 2025, and 2024 are referred to herein as fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
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
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shutdowns and tariffs, fluctuations in market interest rates and currency exchange rates, cybersecurity events, ongoing geopolitical conflicts and related supply chain disruptions, increases in the costs of memory, computing power, and related raw materials, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
•our intention to transition to a remote-first company;
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
BILL is the intelligent finance platform trusted by nearly half a million businesses and their accountants to manage, move, and maximize their money. BILL powers businesses ranging from fast-moving startups to growing companies with complex operations. We use artificial intelligence (AI) to deliver strategic finance capabilities in one integrated platform that includes accounts payable (AP), accounts receivable (AR), expenses, forecasting, procurement, and more. With more than 9 million network members, our platform's total payment volume represents over 1% of U.S. gross domestic product. Headquartered in San Jose, California, BILL is a trusted partner of leading U.S. financial institutions, accounting firms, and software providers.
Our platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash flow. We have built sophisticated integrations with popular software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Our integrated platform also includes BILL Spend and Expense, our spend and expense management product, which provides a solution for businesses to have charge cards, build and monitor budgets, manage payments, and eliminate the need for manual expense reports.
In fiscal 2026, we launched BILL AI, including our first suite of AI agents, which are designed to simplify and accelerate small and midsize business (SMB) workflows. Examples include W-9 filings, customer support and assistance, touchless transactions, automatic reconciliations and complex invoice coding. We have enhanced the capabilities of our Supplier Payments Plus product with expanded digital acceptance and greater control of preferences. In addition, we launched embed partnerships with Paychex, Oracle NetSuite, and Acumatica as part of our "Embed 2.0" initiative to deploy our platform offerings as a set of embeddable capabilities through third-party platforms. We expect this approach will extend our platform's reach and offer new payment capabilities to our partners' users. Finally, we recently launched BILL Travel, our travel management offering, to empower our customers' employees to book trips and track expenses through our platform.
As of June 30, 2026, approximately 479,300 businesses used our solutions and processed approximately $371.3 billion in Total Payment Volume (TPV) during fiscal 2026. As of June 30, 2026, approximately 9.2 million network members have paid or received funds electronically using our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” for definitions and a detailed discussion of our key business metrics.
Our Solution
Our intelligent platform automates the SMB back office and enables businesses using our solutions to pay their suppliers and collect payments from their clients, acting as a system of control for their accounts payable, accounts receivable, and spend and expense management activities. As a result, our platform frees businesses using our solutions from cumbersome legacy financial processes and provides the following key benefits:
•Automated and Efficient. Our intelligent platform helps businesses using our solutions pay their bills efficiently and get paid faster. We provide tools that streamline the transaction lifecycle by automating data capture and entry, routing bills for approval, and detecting duplicate invoices.
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
What Sets Us Apart
•Purpose-Built for SMBs. Our intelligent platform provides SMBs with core functionality and value-added services generally reserved for larger companies. Through our cloud-based desktop and mobile applications, SMBs can connect and do business from nearly anywhere, any time. Our platform offers a variety of payment solutions which enhances the experience for both buyers and suppliers in a transaction.
•Diverse Distribution Channels. We leverage both direct and indirect channels - accounting firms, financial institution partners, Embed 2.0 partners and other software integrations - to efficiently go-to-market.
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
Our AI-Powered Platform
Our purpose-built, integrated platform leverages our ability to see both sides of a transaction and can easily connect both transaction parties. This promotes the rapid exchange of information and funds, with strong network effects and greater monetization opportunities as more customers adopt our platform. Our platform also expands the ability of businesses using our solutions to real-time budget for, monitor, and approve employee expenses across organizations of all sizes. Our integrated platform enables businesses using our solutions to navigate our product offerings easily, and to gain more visibility and control, empowering them to better manage their finances. Finally, we seek to provide a platform with AI at its core, offering SMBs the ability to seamlessly incorporate AI agents into their workflow and to streamline, accelerate and simplify the way they operate.
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

•Invoice coding agent – Dynamically extracts and codes multi-line bills based on previous coding behavior, reducing manual time by 20% while increasing accuracy.
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
•Collaboration and engagement – To make paying an invoice easy, we offer a customizable, branded client payment portal. Clients receive a link to an electronic invoice accessible on the BILL site. From this portal, the client can make a payment via ACH or credit card within seconds. For reference purposes, the client has ongoing access to bills and associated payments within the portal. Just like our accounts payable service, our in-app collaboration tools make communications between the accounts receivable customer and its clients easy and trackable.
Spend and Expense Management
With BILL Spend and Expense, spending businesses gain robust spend and expense management tools, helping them spend smarter. Our spend and expense management product provides businesses full visibility into their spend, by giving businesses the ability to issue any employee their own BILL Divvy Card, a charge card for business expenses. Every card provides access to charge card lines originated through our card-issuing partner banks (Issuing Banks) and is linked to proactive spend controls. Managers control their budgets by team through the assignment of individual permissions. Employees can request funds from their phones, and budget owners or admins can approve or deny spend requests on-the-go from a push notification to their phone. Spending businesses can leverage a single, centralized budget or opt for a more sophisticated scenario, where budgets are established by department, team, or project. Rather than building a business budgeting strategy using outdated numbers in a static spreadsheet, our budgeting software syncs automatically with the employee's Mastercard or Visa cards, while also facilitating reimbursements and vendor spend. The intuitive web and mobile applications enable budget owners to drill down into spending by department, team, project, or individual. Whether on-the-go or in the office, an SMB can view up-to-date spend against budgets, so they always know where they stand.
In addition, our transaction agent is able to complete transactions for users by locating or creating receipts, and automatically categorizing transaction fields. Finally, our travel management offering, BILL Travel, empowers our customers' employees to book trips and track expenses through our spend and expense management offering.
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
Payment Services
Our suite of comprehensive payment services includes:
•ACH payments – We enable ACH transactions for payments. Our network makes it simple to make the switch to electronic payments from paper checks.
•Card payments – Through a third-party service provider, we offer businesses using our accounts receivable solutions the convenience of accepting credit and debit card payments. In addition, we enable virtual card payments to vendors of businesses using our accounts payable solutions. Virtual cards support faster payments to suppliers, which includes the data needed to easily match incoming payments with open receivables. Through card issuing partners, BILL provides both physical and virtual Mastercard and Visa charge cards to companies that enroll in its business spend and expense management program.
•Real-time payments (RTP) – Through The Clearing House’s RTP® network and other channels, we offer instant transfer and instant payment services to allow businesses using our solutions to disburse funds rapidly to meet urgent funding needs. We also facilitate near real-time payments to customers’ debit cards via a service offered with a partner.
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

Lending and Cash Account
We also offer certain lending and deposit products that help businesses using our solutions access and manage capital:
•Invoice financing – Through a relationship with a third-party bank, we enable businesses easier access to cash by allowing them to finance outstanding invoices. For a small origination fee, businesses using our solutions can receive cash immediately instead of waiting for their invoices to be paid.
•BILL Cash Account - The BILL Cash Account is a high-yield business deposit account offered through our partner, a nationally chartered bank, enabling customers to make even faster payments and facilitating seamless reconciliation. Our partner holds the deposited funds and maintains the deposit relationship with the customer, while we act as program manager and servicer. Funds held in a BILL Cash Account are eligible for FDIC insurance and earn a return.
Value-Added Services and Features
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
•Supplier payments plus – An offering that enables large suppliers to quickly and efficiently process and reconcile high volumes of payments from SMBs through our platform, providing a more seamless payment experience for the businesses they work with.
•W-9 agent – We offer an intelligent agentic solution enabling customers to autonomously contact vendors and enter Form W-9s, eliminating 80% of the manual steps historically involved in this process.
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
Additionally, we have also launched several Embed 2.0 partnerships that enable us to deploy our platform offerings, including accounts payable, accounts receivable and spend and expense management, as a set of embeddable capabilities through third-party platforms, allowing partners to seamlessly offer these services to their customers while expanding the universe of businesses using our solutions. Our recently-announced partnerships with Paychex, Oracle NetSuite, and Acumatica exemplify this approach, as each of these partners' customers are able to utilize some or all of our platform's capabilities.
Finally, in addition to our white-labeled solution, we support a broad range of partners and customers with our platform application programming interfaces (APIs). These APIs allow our partners to integrate our platform seamlessly into their solutions, create web or mobile apps that integrate with ours, or leverage our payments capabilities. Through our APIs, developers can:
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
Once in the network, other BILL customers can easily link to that same supplier without the supplier having to repeat this process again. This approach to connecting businesses has allowed us to build a robust and growing business-to-business payments directory, which includes approximately 9.2 million network members as of June 30, 2026, representing an increase in cumulative total network members of approximately 11% since June 30, 2025. We define network members as our BILL AP/AR customers plus their suppliers and clients, who have paid or received funds electronically via our platform. These network effects promote greater adoption of our platform, higher levels of engagement, and increased value across our ecosystem.
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
As our risk management process grows more insightful, we efficiently handle larger payment volumes with AI-enabled risk engines. Protocols are regularly reviewed and updated to ensure ongoing compliance and operational resilience, supporting secure and reliable payment processing for our customers. Our success in managing the risk inherent in moving funds for business customers is proven. As a percentage of our TPV, fraud and credit loss rates for our BILL AP/AR payment services were nominal, approximately 0.01% for fiscal 2026. As a percentage of total card payment volume transacted by spending businesses that use BILL Divvy Cards, fraud and credit loss rate was approximately 0.23% for fiscal 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a detailed discussion of our key business metrics.
Security, Privacy, and Data Protection
Trust is important for our relationship with customers and partners, and we take significant measures designed to protect their privacy and the data that they provide to us. Keeping our customers’ data safe and secure is a high priority. Our approach to security includes data governance as well as ongoing testing and monitoring for potential security issues.
We have robust access controls in our production environment with access to data strictly assigned, monitored, and audited. To ensure our controls remain up-to-date, we undergo continuous external testing for vulnerabilities within our software architecture. These efforts have enabled us to certify our platform to SOC 1 Type II and SOC 2 Type II standards. Our security program is aligned to the NIST Cybersecurity Framework and we maintain compliance with PCI DSS for payment card data. Our security program is regularly audited and assessed by third parties as well as our partners, including some of the largest banks in the world.
The focus of our program is working to prevent unauthorized access to the data of our customers and network members. To this end, our team of security practitioners work to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve.
These steps include close attention to network security, classifying and inventorying data, limiting and authorizing access controls, multi-factor authentication for access to systems, and encryption of sensitive data both at rest and in transit. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructures.
We take steps to help ensure that our security measures are maintained by the third-party suppliers we use, including conducting annual security reviews and audits.
Competition
Our primary competition remains the legacy manual processes that SMBs have relied upon for decades. Other competitors range from large firms that predominantly focus on selling to enterprises; to firms focusing on adjacent products for SMBs which enter one or more of our market segments and offer products that compete with ours; to providers of point solutions that focus on one of the many aspects of our business: document management, workflow management, accounts payable solutions, spend and expense management, card issuance, or accounts receivable solutions; to companies that offer industry-specific payment solutions; to companies that offer competing products to ours. Finally, new businesses may introduce AI-powered offerings seeking to compete with our platform.
We differentiate ourselves from our competitors by offering a comprehensive portfolio of intelligent financial back-office solutions that handle all of these core cash flow, expense, and financing activities end-to-end. Our extensive investment in building a fully-integrated two-way sync with popular software providers is well-regarded in the industry. With respect to the domestic payments that comprise a large portion of our business, we disburse and collect funds on behalf of our customers through our proprietary payments engine. We manage the associated financial risk of processing billions in total payment volume through our proprietary risk models and rules.
We believe that the key competitive factors in our market include:
•Product features, quality, and functionality;
•Data asset size;
•The depth, breadth, quality, reliability and ease of use of AI-powered offerings, including agents;
•Ease of deployment;
•Ability to integrate with leading accounting and banking technology infrastructures;
•Ability to automate processes;
•Cloud-based delivery architecture;
•Advanced security and control features;
•Risk management, exception process handling and regulatory compliance leadership, as evidenced by our money transmitter licenses in all required U.S. jurisdictions and in Canada;
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
From time to time, we may procure additional state lending licenses to support certain lending products. We also partner with a Federal Deposit Insurance Corporation (FDIC) and state-regulated bank to offer lending products originated by such bank and may originate loans using our own licenses in the future. The lending products and services subject us to state and federal lending regulations including, but not limited to Fair Lending, state specific lending disclosures, and Unfair, Deceptive, or Abusive Acts and Practices and Unfair or Deceptive Acts or Practices requirements. Finally, as discussed above, we also provide BILL Cash Accounts, which offer FDIC-insured bank deposit accounts through a partnership with a chartered bank.
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
Data Protection and Information Security
We receive, store, process, and use a wide variety of personal, business, and financial information from prospective customers, existing customers, their vendors, and other users on our platform, as well as personal information about our employees and service providers. Our handling of this data is subject to a variety of laws and regulations. In the U.S. we are subject to privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act (GLBA) and state laws relating to privacy and data security, including the California Consumer Privacy Act, as amended (CCPA). In addition, over a third of U.S. states have enacted comprehensive consumer privacy laws and several other states are considering or have enacted similar legislation, and we expect this trend to continue. Additionally, the U.S. Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. We are also subject to foreign laws and regulations governing the handling of personal data, including the European Union's General Data Protection Regulation, the United Kingdom's equivalent law (collectively referred to as GDPR), Australian and Canadian privacy laws, and the privacy laws of other foreign jurisdictions.
Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities regularly consider new legislative and regulatory proposals and interpretive guidelines that may contain privacy and data protection obligations. For example, the FTC has increased its enforcement focus on data security practices and has pursued enforcement actions against companies whose security practices were alleged to be unfair or deceptive. State attorneys general are similarly active in bringing enforcement actions related to data security and privacy. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are often uncertain and in a state of flux.
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
As of June 30, 2026, we had a total of 1,683 employees, including those working in two offices in the U.S.: San Jose, CA, and Draper, UT; and others working remotely. In addition, we recently announced a new operating strategy, pursuant to which we are transitioning to a remote-first company, and expect to reduce our real property footprint in the near-term. We also employ individuals on a temporary basis and use the services of contractors as necessary. None of our employees are represented by a labor union in connection with their employment.
We know our success is tied to recruiting, developing, and retaining our employees. Our Chief People Officer is responsible for creating and implementing our initiatives around our employees and our board of directors has ultimate oversight and receives updates on these initiatives periodically.
To support hiring the best talent for BILL, we have a rigorous interview process with training for hiring managers and interviewers, interview guides tailored specifically for different roles, and impartial talent champions whose role is to uphold BILL’s high hiring standards in our candidate debriefs. We leverage data and analytics to align the recruiting function to business growth and revenue drivers. We also partner with organizations like the Women in Tech Council to increase our recruiting reach. In addition, we have an Ambassador Program that gives candidates an opportunity to connect with current employees to learn more about BILL’s culture before deciding to join BILL.
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
We develop our leaders and high-potential employees through intensive, cohort-based, key talent programs. We offer regular training for all people managers. To facilitate ongoing learning and development, we provide employees with an online curriculum of study, linked to business needs, leveraging a third-party platform and including special trainings on areas of particular interest. For example, in summer 2025, we launched a “summer of AI,” offering educational and practical trainings encouraging employees to learn about and utilize internal AI tools. In summer 2026, we again launched a "summer of AI," focused on fostering communication and sharing learnings in best practices for the use of our greatly enhanced suite of internal AI tools. Available online education includes coursework in inclusive leadership, change management, and decision-making. We also launched an Adaptive Leadership program, where we invite high potential leaders from across the company to participate in a blend of virtual workshops, using AI-powered tools and examining on-the-job actions to transform pressing issues into professional development opportunities. All employees are eligible and participate in developmental reviews with their managers. We conduct performance review cycles twice a year.
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
Environmental Matters
Our San Jose headquarters building is LEED Gold and Energy Star certified. In San Jose, California and Draper, Utah, we also offer employees free electric vehicle charging stations. Our commitment to environmental sustainability includes recycling our tech equipment when no longer in use, collecting e-waste at our offices for recycling in support of Earth Day and organizing volunteer events like planting trees on Arbor Day. Further, we embrace a hybrid work model at each of our office locations, supporting employees to work remotely two days a week, in addition to having a significant number of fully-remote employees who collaborate via videoconference and periodic offsite retreats. This flexible model allows us to minimize employee commute times, thereby reducing congestion, the consumption of energy, and pollution.
Intellectual Property
We seek to protect our intellectual property rights by relying upon a combination of patent, trademark, copyright, and trade secret laws, as well as contractual measures.
As of June 30, 2026, in the U.S., we had 27 issued patents that expire between 2028 and 2043, and 13 pending patent applications, as well as various granted and pending international patents. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of June 30, 2026, in the U.S. we had 12 trademark registrations and one pending application covering our company logos and related designs. We also hold 11 international registrations and one pending international application, as well as various pending registrations and applications in other countries. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective. We also own several domain names, including www.bill.com.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Further, additional risks beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
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
•Our business depends, in part, on our relationships with accounting firms, financial institutions, software providers and other partners;
•Our recent growth may not be indicative of our future growth, and there is no assurance that we will be able to scale our platform and infrastructure, and manage our growth effectively.
•We are subject to numerous risks related to partner banks and financing arrangements with respect to our spend and expense management solution;
•We use AI in our business, and any challenges with successfully developing and deploying new AI tools, properly managing the use of AI, or complying with emerging AI regulations could result in reputational harm, competitive harm, regulatory penalties, and legal liability, and adversely affect our results of operations;
•Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition;
•A substantial portion of our revenue is derived from interchange fees, which exposes us to potential variability in income and other risks; Our reductions in force, transition to a remote-first company, and restructuring efforts may result in unanticipated costs or consequences.
•Our business could be negatively affected as a result of actions by or proposals from activist stockholders, and such activism could impact the trading value of our securities and harm our business, financial condition and results of operations;
•Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business;Our debt service obligations, including the Notes, may adversely affect our financial condition and results of operations;
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
We were incorporated in 2006 and historically have experienced net losses in most periods since inception. We generated a net loss of $11.2 million, net income of $23.8 million, and a net loss of $28.9 million for fiscal 2026, 2025, and 2024, respectively. As of June 30, 2026, we had an accumulated deficit of $2.1 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. Our costs and expenses may also increase in future periods, as a result of our investments in AI and other initiatives, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Cards, and the cost of earned rewards that are redeemed impacts our sales and marketing expenses. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.
A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, and volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results.
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from SMBs. These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, increases in interest rates or the cost of borrowing, changes in foreign currency exchange rates, including recent weakness in the U.S. dollar, the impact of the ongoing rapid development and adoption of new AI capabilities, ongoing geopolitical conflicts and related supply chain disruptions, increases in the cost of memory, computing power, and related raw materials, newly-imposed tariffs by the U.S. and foreign countries and other restrictions on international trade, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions. Finally, recent reductions in U.S. federal government spending, including in the U.S. Small Business Administration, may adversely impact the SMBs we serve.
More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market changes and downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, new or increased trade barriers, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as certain ongoing geopolitical conflicts, changes in government spending levels, government shut downs and changes in immigration policy impacting the availability of qualified employees for the SMBs we serve, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, we may be impacted by any turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition.
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
Finally, we seek to accelerate our growth by partnering with businesses to offer embedded payment solutions directly through such partners’ platforms. We previously announced the launch of several Embed 2.0 partnerships, including with Paychex, Oracle NetSuite and Acumatica. Such partnerships may require significant investment and personnel resources to build, customize and enable. If our strategy to offer embedded solutions does not lead to the customer acquisition we anticipate, or on the timeline we envision, our business, operating results and financial condition could be adversely affected.
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
We offer our BILL Divvy Card as a credit product to a wide range of businesses in the U.S., and the success of this product depends on our ability to effectively manage related risks. The credit decision-making process for our BILL Divvy Cards uses techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess current or prospective spending businesses who desire to use our cards to help predict their ability to repay. These risk models may not accurately predict creditworthiness due to inaccurate assumptions, including assumptions related to the particular spending business, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our cards may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, policies of our card-issuing partner banks (Issuing Banks), and other factors.
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
We also offer invoice financing whereby, through a relationship with a third-party bank, we extend credit to customers and vendors of our customers, enabling them to finance outstanding invoices. Invoices are typically repaid within a short period, but those that remain outstanding beyond a defined term are assessed interest, and we may incur losses. Although this and our other credit offerings, such as instant transfer, are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness, or any increase in default rates for our credit products, could cause us to incur significant losses and harm our business, operating results, and financial condition.
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
The techniques that may be used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. The recent and widespread adoption of AI tools increases the risk of fraudulent activity or other incidents instigated by malicious third parties on our platform and on those of our partners. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by such new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Such policies, procedures, techniques, and processes may also contain errors, or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to steal significant amounts of money from businesses like ours.
Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our platform become more sophisticated with the use of AI, our teams must similarly evolve to combat such techniques, and we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud-related losses.

Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability and governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party partners.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
The market for cloud-based software that automates the financial back-office is highly fragmented, competitive, and rapidly evolving, particularly in light of recent advances in AI. We believe that our primary competition remains the legacy manual processes that SMBs have relied on for generations. Our success will depend, to a substantial extent, on the widespread adoption of our AI-powered automated back-office solutions as alternatives to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our competitors in the payments software space range from large corporations that predominantly focus on enterprise resource planning solutions, to smaller niche suppliers of solutions that focus exclusively on document management, workflow management, accounts payable, accounts receivable, spend and expense management, and/or electronic bill presentment and payment, to companies that offer industry-specific payments solutions. With the introduction of new technologies and market entrants, including AI-native firms, we expect that the competitive environment will remain intense going forward. Our competitors that currently focus on enterprise solutions may offer products to SMBs that compete with ours. In addition, companies that provide solutions that are adjacent to our products and services may decide to enter our market segments and develop and offer products that compete with ours. Software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. For example, in October 2023, Intuit launched a native bill payment solution with integration to its QuickBooks accounting software. In addition, Brex, recently acquired by Capital One, and Ramp, firms primarily known for offering spend and expense management products, introduced bill payment products in recent periods. While we believe our platform offers much greater functionality than these products, there can be no assurance that QuickBooks customers will not opt to change providers for certain accounts payable services in the future, or that our ability to win, retain and expand our footprint with BILL Divvy Card spending business will not be challenged by these competing offerings.
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
•data asset size;
•the depth, breadth, quality, reliability and ease of use of AI-powered offerings, including agents;
•ease of deployment;
•ability to integrate with leading accounting and banking technology infrastructures;
•ability to automate processes;
•cloud-based delivery architecture;
•advanced security and control features;
•risk management, exception process handling, and regulatory compliance leadership, as evidenced by our money transmitter licenses in all required U.S. jurisdictions and in Canada;
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
As of June 30, 2026, we had approximately 479,300 businesses using our solutions and TPV processed was approximately $371.3 billion, $329.8 billion, and $292.4 billion during fiscal 2026, 2025, and 2024, respectively. We have grown to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.
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
We invest funds that we hold for the benefit of our customers, including funds being remitted to suppliers, in highly liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, foreign exchange, and liquidity risks. These risks may be exacerbated, individually or in the aggregate, during periods of heavy financial market volatility, such as that experienced in 2008 and 2022, that may result from inflation, high interest rate or recessionary environments, from actual or perceived instability in the U.S. and global banking systems, or from war or other geopolitical conflicts. As a result, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fulfill our obligations to move customer money to its intended recipient. For example, while the sudden closure of SVB in March 2023 did not have a material direct impact on our business, it introduced a potential risk of loss because we held certain corporate and customer funds at SVB. Although we were able to move substantially all such funds to large multinational financial institutions and to redirect substantially all customer payment processing previously made through SVB to one of our multinational bank processors, there can be no assurance that we would be able to do so in the future in the event of a similar or more severe, systemic banking crisis. In addition, cash held at banks and financial institutions is subject to applicable deposit insurance limits, and in the event that our corporate or customer funds held at a given institution exceed such limits, or are held in investments that are not covered by deposit insurance, such funds may be unrecoverable in the event of a future bank failure.
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
For fiscal 2026, 2025, and 2024, we generated $148.4 million, $161.8 million, and $167.4 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 9%, 11%, and 13% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates have begun to decline in recent periods, which has caused, and may continue to cause, the amount of revenue we generate from these investments to decrease as well. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.

Our business depends, in part, on our relationships with accounting firms, financial institutions, software providers and other partners.
Our relationships with accounting firm partners contribute a significant portion of our total revenue. We market and sell our products and services through accounting firms, including via "client advisory services" through which the firms manage finances and make payments on behalf of their clients, in each case through our platform. We also have an exclusive partnership with CPA.com to market certain of our products and services to accounting firms, which then enroll their customers directly onto our platform. Although our relationships with accounting firms are independent of one another, if our reputation in the accounting industry more broadly were to suffer, or if we were unable to establish relationships with new accounting firms and grow our relationships with existing accounting firm partners, our growth prospects would weaken and our business, financial position, and operating results may be adversely affected.
In addition, we have partnered with financial institutions and Embed 2.0 partners to offer our products and services to their customers. These relationships involve risks that may not be present or that are present to a lesser extent with sales to our direct SMB customers. Launching a product offering with our financial institution or Embed 2.0 partners entails integrating our platform with our partners’ websites and apps, which requires significant engineering resources and time to design, deploy, and maintain, and requires developing associated sales and marketing strategies and programs. Delays in decision making, unplanned budget constraints, or changes in our partners’ business, business priorities, or internal resource allocations may result in significant delays to the deployment of our platform and its availability to their customers. Significant delays in the deployment of our platform to our partners’ customers could cause us to incur significant expenditures for platform integration and product launch without generating anticipated revenue in the same period or at all and could adversely impact our operating results. In addition, once we have successfully launched a product offering with a financial institution or Embed 2.0 partner, lower than anticipated customer adoption or unanticipated ongoing system integration costs could result in lower than anticipated profit margins, which could have an adverse impact on our business, financial position, and operating results. Moreover, if our partners or their customers experience problems with the operation of our platform, such as service outages or interruptions or security breaches or incidents, our relationship with the partner and our reputation could be harmed and our operating results may suffer.
Finally, we are subject to oversight by certain financial institutions and they conduct audits of our operations, information security controls, and compliance controls. To the extent an audit were to identify material gaps or evidence of noncompliance in our operations or controls it could violate contractual terms with the financial institution, and could materially impact our business operations.
Our recent growth may not be indicative of our future growth, and there is no assurance that we will be able to scale our platform and infrastructure, and manage our growth effectively.
Our revenue was $1.7 billion, $1.5 billion, and $1.3 billion during fiscal 2026, 2025, and 2024, respectively. Our TPV was $371.3 billion, $329.8 billion, and $292.4 billion during fiscal 2026, 2025, and 2024, respectively. Our rate of revenue growth will fluctuate from period to period, as it depends on a number of factors, including our ability to:
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

•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shut downs and tariffs, fluctuations in market interest rates and currency exchange rates, and actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of ongoing geopolitical conflicts;
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
The extensions of credit facilitated through our BILL Spend and Expense offering and certain of our accounts payable offerings are originated through our Issuing Banks, which currently include Cross River Bank, WEX Bank and WebBank. There has been significant recent U.S. Congressional and federal administrative agency lawmaking and ruling in the area of program agreements between banks and non-banks involving extensions of credit and the regulatory environment in this area remains unsettled. There has also been significant recent government enforcement and litigation challenging the validity of such arrangements, including disputes seeking to re-characterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”. If the legal structure underlying these bank partnerships or the extensions of credit thereunder were to be successfully challenged on these or other grounds, our ability to offer our credit products on favorable terms or at all may be adversely affected. In addition, certain banks engaged in similar partnerships and activities have been subject to increased regulatory scrutiny. Adverse orders or regulatory enforcement actions against one or more of the Issuing Banks, even if unrelated to our business, could impose restrictions on such Issuing Banks’ ability to continue to extend credit through our platform or on current terms, or could result in the Issuing Banks increasing their oversight or imposing tighter controls over our underwriting practices or compliance procedures or subjecting any new products to be offered by an Issuing Bank to more rigorous reviews.
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
To support the operations and growth of our spend and expense management business, we maintain a variety of funding arrangements, including "warehouse facilities," which provide for an aggregate of $600.0 million in borrowing capacity pursuant to our Revolving Credit Facilities, as described in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In particular, we have financing arrangements in place pursuant to which we purchase from the Issuing Banks participation interests in the accounts receivables generated when BILL Spend and Expense spending businesses make purchases using our cards. We typically fund some portion of these participation interest purchases by borrowing under credit facilities with our finance partners, although we primarily use corporate cash to purchase participation interest.
If our finance partners terminate or interrupt their financing or purchase of participation interests or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which may place significant stress on our cash resources. An inability to purchase participation interests from the Issuing Banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to spending businesses, ceasing to extend credit for our cards altogether or terminating their program agreements with us, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.
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
We use AI in our business, and any challenges with successfully developing and deploying new AI tools or properly managing the use of AI could result in reputational harm, competitive harm, legal liability, and regulatory compliance burdens, and adversely affect our results of operations.
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
Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation that would govern the development or use of AI is under consideration at the federal level and has been enacted or is under consideration in the U.S. at the state and local level, as well as internationally. For example, several U.S. states have enacted AI governance laws that impose transparency, impact assessment, and other requirements on deployers of high-risk AI systems. The EU Artificial Intelligence Act (EU AI Act), which aims to introduce a common regulatory and legal framework for AI, became effective in August 2024. The EU AI Act regulates AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of risk management systems, data governance measures, human oversight, and other technical and organizational measures, depending on the risk classification of the AI system. Our ability to use AI and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Our use of AI in financial services applications may also subject us to fair lending, consumer protection, and anti-discrimination requirements. If AI models used in credit underwriting, fraud detection, or other decision-making processes produce discriminatory outcomes, even unintentionally, we could face regulatory enforcement actions, litigation, and reputational harm. In addition, some of our AI-powered features rely on third-party AI models and services, and any disruption, degradation, or discontinuation of such third-party services could adversely affect our platform's functionality and our customers' experience. We may also face intellectual property claims related to our use of AI, including claims that training data or AI-generated outputs infringe third-party intellectual property rights.
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
Our reductions in force, transition to a remote-first company, and restructuring efforts may result in unanticipated costs or consequences.
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, we announced a reduction-in-force (RIF) impacting approximately 6% of employees. In March 2026, we undertook a smaller RIF and incurred additional restructuring charges. In May 2026, we announced another RIF impacting approximately 30% of our workforce. In connection with such RIFs, we have incurred and expect to incur certain costs in the near term, including cash expenditures related to severance payments, certain retention payments, employee benefits and employee transition costs. In addition, as part of our new operating strategy, we are transitioning to a remote-first company and expect to reduce our real property footprint in the near-term. The RIFs, the transition to operating as a remote-first company and other restructuring measures we may undertake may result in other unintended consequences, including further employee attrition, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the RIFs, the transition to a remote-first company and other restructuring measures may not achieve their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, operating results and financial condition.
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
As of June 30, 2026, we had net operating loss (NOL) carryforwards of $1.0 billion and $847.8 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, a portion of state NOL carryforwards will begin to expire in fiscal 2027. As of June 30, 2026, the federal and certain state NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2026, we also had research and development tax credit carryforwards of $99.0 million and $67.6 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will begin to expire in fiscal 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits, to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
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
Our effective tax rate may fluctuate due to several factors, including:
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
Additionally, as computer malware, viruses, and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent and sophisticated, including through the use of AI, we, and third parties upon which we rely, face increased risk in maintaining the performance, reliability, security, and availability of our solutions and related services and technical infrastructure to the satisfaction of our customers.

Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches related to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing customers and attract new customers. We rely on a variety of third-party service providers to support our infrastructure, and a security breach or incident affecting any of these providers could have similar adverse effects on our business.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Maintaining and, where necessary, enhancing our disclosure controls and procedures and internal control over financial reporting requires significant and continued investment of management time, employee resources, and financial resources, particularly as our business, product offerings, and organizational structure continue to evolve. If we do not devote sufficient resources to adapt our controls to these changes, or if attrition - including from restructuring activities - affects personnel who perform control-related functions, our disclosure controls and procedures or internal control over financial reporting could become less effective, requiring us to hire additional employees or engage outside consultants, which would increase our costs and expenses, and management's attention may be diverted from other business concerns, which could adversely affect our business and operating results.
We are required, pursuant to Section 404 of Sarbanes-Oxley (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To continue complying with the requirements of being a public company, we may need to undertake various actions from time to time, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or if changes to such policies are not well-understood, our operating results could be adversely affected and the trading price of our common stock could decline.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments may involve the variable consideration used in revenue recognition for certain contracts, determination of useful lives of long-lived intangible assets, present value estimation of operating lease liabilities, the estimate of expected credit losses on accounts receivable, acquired card receivables and loans held for investment, accrual for rewards, inputs used to value certain stock-based compensation awards, benefit period to amortize deferred costs and valuation of income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. We may also choose to modify our accounting policies from time to time to better reflect management's view of our business operations, our assessment of comparable policies adopted by other companies in our industry, and evolving investor expectations. In the event of significant changes in our accounting policies, the presentation of our operating results or financial condition could materially change, and any such changes could be viewed negatively or misunderstood by analysts and investors, which could cause volatility in the trading price of our common stock. Moreover, if regulators disagree with or challenge such changes, our business, operating results and financial condition could be adversely affected.
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
We calculate and track certain customer and other performance metrics with internal tools, which are not independently verified by any third party. While we believe our metrics are reasonable estimates of our customer base and payment and transaction volumes for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, the accuracy and consistency of our performance metrics may be impacted by changes to internal assumptions regarding how we account for and track customers, limitations on system implementations, and limitations on the ability of third-party tools to match our database. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. Further, as our business develops, we may revise or cease reporting certain metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors or the media perceive any changes to our metrics disclosures negatively, our business, financial condition and results of operations could be adversely affected. If our performance metrics are not accurate representations of our business, customer base, or payment or transaction volumes, if we discover material inaccuracies in our metrics, or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our business, operating results, financial condition, and prospects could be adversely affected.
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Our recent RIFs, transition to a remote-first company, and other restructuring efforts could damage our corporate culture and decrease employee morale. In addition, inorganic growth through mergers and acquisitions may pose significant challenges to assimilating the company cultures of acquired companies. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
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
The local, state, and federal laws, rules, regulations, licensing requirements, and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as licensed money transmission, payment processing, and settlement services), lending, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard (PCI DSS), a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. Our failure to comply with PCI DSS could result in fines, restrictions on our ability to accept payment cards, and reputational harm. In addition, PCI DSS is periodically updated, and we must invest resources to ensure ongoing compliance with evolving standards.
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
In addition, our DivvyPay, LLC subsidiary and other subsidiaries of ours are required to maintain loan brokering, servicing or lending licenses in a number of U.S. states in which we conduct business and are contractually obligated to comply with federal consumer protection laws and regulations, applicable state laws, as well as card network rules as a card program manager for our BILL Divvy Card. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, the Federal Trade Commission, the Consumer Financial Protection Bureau, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations, licensing schemes, and industry standards in the U.S. and in other countries in which we operate and in many of the countries in which our subsidiaries Invoice2go, LLC and Cimrid Pty, Ltd (together, Invoice2go) have subscribers. These laws, rules, regulations, licensing schemes, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this "Risk Factors" section, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, licensing schemes, and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. For example, the State of California has adopted new climate-related disclosure requirements, and, while certain requirements remain the subject of ongoing litigation, compliance with such rules requires significant effort and resources.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (GLBA) and state laws relating to privacy and data security. GLBA requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, the California Consumer Privacy Act (CCPA), which broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising and provides for civil penalties for violations and a private right of action for data breaches. Additionally, over a third of U.S. states have enacted comprehensive consumer privacy laws, with several more states considering similar legislation. In addition, certain states have enacted laws specifically addressing biometric information, health data, and children's privacy that may apply to aspects of our business. Accordingly, the laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
In addition, several foreign countries and governmental bodies, including the European Union (EU) and the United Kingdom (UK), have laws and regulations dealing with the handling and processing of personal information, which in certain cases are more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and internet protocol addresses. Our current and prospective service offerings subject us to the GDPR, Australian and Canadian privacy laws (including the Personal Information Protection and Electronic Documents Act), and the privacy laws of many other foreign jurisdictions. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
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
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Moreover, the evolving use of AI in processing personal data raises novel privacy questions regarding algorithmic transparency, automated decision-making, and data minimization that may result in new regulatory requirements or enforcement actions. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and it could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, or information security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. Recent enforcement trends indicate that regulatory authorities are imposing increasingly significant penalties for privacy and data security violations. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, information security, marketing, and consumer communications, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or users for the use and disclosure of such information, including for AI-related purposes, could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.
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
Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own information technology infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. In addition, the increasing sophistication of AI-enabled cyberattacks, including AI-generated phishing, deepfakes, and adaptive malware, may make it more difficult to detect and prevent such attacks. State-sponsored cybersecurity attacks on the U.S. financial system or U.S. financial service providers could also adversely affect our business, including attacks that may be related to recent geopolitical conflicts in Iran and Ukraine or elsewhere. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.
We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs, or defects in our products, supply chain compromise, social engineering, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, financial account information, or payment card data, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy, data protection, and information security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation, notification to affected individuals, and the implementation of additional security measures, may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.
U.S. regulators, including the FTC and the SEC, have adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution partners and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, financial regulators have implemented cybersecurity requirements applicable to financial services companies, including requirements related to cybersecurity programs, risk assessments, access controls, and incident notification. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems, or alter our business practices or our policies on data governance and security. If any of these outcomes were to occur, our operational costs could increase significantly. Failure to comply with applicable laws in this area could also result in significant fines, penalties, and reputational damage.
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
As a company that facilitates financial transactions and maintains customer funds, we may also be an attractive target for ransomware attacks. Ransomware attacks have become increasingly sophisticated and prevalent, and threat actors may seek to extort payment by encrypting our systems or threatening to disclose sensitive customer data. A successful ransomware attack could result in significant operational disruption, data loss, ransom payments, remediation costs, regulatory scrutiny, litigation, and reputational harm.
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
Although we currently only offer our payment and card products to customers in the U.S., UK, and Canada, Invoice2go has international subscribers in many countries, including Australia and several EU countries, for which payment activity is conducted through third-party payment providers. As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions, including the Australian Sanctions Regime, the Canadian Proceeds of Crime and Terrorist Financing Act, the UK Office of Financial Sanctions Implementation and, to the extent we expand our offerings into the EU, EU money laundering directives. As part of our compliance efforts, we scan our customers and payments against OFAC and other watch lists and have controls to monitor and mitigate these risks. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, we could be subject to fines or other enforcement action. For example, we previously identified gaps in our IP address blocking controls and believe that certain U.S. domestic payments were made through our platform by U.S. customers while traveling in sanctioned countries. In addition, we identified that one of our acquired subsidiaries, Zipbooks, onboarded and received a limited amount of subscription payments from certain subscribers potentially located in sanctioned countries. In March 2024, we submitted a voluntary self-disclosure to OFAC related to these issues and, in November 2024, OFAC completed its review and issued us a cautionary letter. We have implemented additional controls and screening tools designed to prevent similar activity from occurring in the future, but there can be no assurance that we will not encounter similar issues with our sanctions compliance processes in the future. If we are found to have failed to comply with U.S. sanctions laws, we could be subject to certain penalties, including monetary fines, as well as reputational harm. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations in the U.S. and Canada, and around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities.
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
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including Australia’s anti-bribery laws, the Canadian Criminal Code, the Canadian Corruption of Foreign Public Officials Act and the UK Bribery Act 2010. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only offer our payment and card products to customers in the U.S., and payment services in Canada and the United Kingdom, Invoice2go has international subscribers in many countries, including Australia and several EU countries for which payment activity is conducted through third-party payment providers. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
As of June 30, 2026, we had outstanding $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2027 Notes, the Notes), and had drawn $330.0 million under our Revolving Credit Facilities, as described in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facilities are secured by our BILL Divvy Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the Conversion Condition). The Conversion Condition for the 2027 Notes and 2030 Notes was not triggered as of June 30, 2026. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 92,062,867 shares of our common stock outstanding as of June 30, 2026. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In May 2026, we announced that our board of directors authorized the repurchase of up to $1.0 billion in shares of our outstanding common stock, which authorization includes unused amounts under a previously-authorized program. Pursuant to this authorization, we may purchase such shares from time to time, using a variety of methods, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. For additional discussion about our share repurchase program activity during the period and shares available for future repurchases, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our management and board of directors recognize the critical importance of maintaining the trust and confidence of our customers, partners, and employees, including the importance of managing cybersecurity risks, and we have integrated these policies and procedures into our overall risk management systems and processes. While everyone at our company is expected to play a part in managing cybersecurity risks, our board of directors, as discussed in more detail under “—Governance” below, through delegation to a dedicated risk committee of the board of directors (the risk committee), and key members of our senior management team, are involved in the oversight of our information security program. Our information security program is based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards, and is integrated into our overall enterprise risk management program. We utilize an overarching framework to address enterprise information security governance, which seeks to protect information assets and systems against attacks and incidents while establishing appropriate security as a priority for our information technology infrastructure and throughout the product development process. Our information security team, including a “red team” of dedicated engineers, and certain cross-functional employees routinely assess material risks from cybersecurity threats, and assess and update our cybersecurity risk management program in response to emerging trends and changes in our operations. We also engage third parties, including consultants and auditors, to evaluate the effectiveness of our risk management program, control environment, and cybersecurity practices through security audits, penetration testing, and other engagements.
Our information security program is managed by our Chief Information Security Officer (CISO), who reports to our Chief Technology Officer and oversees a team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our foundational security engineering, governance risk and compliance, product security and security operations teams report into our CISO and provide regular updates on significant or potentially significant threats and incidents. Our CISO has nearly 20 years of experience serving in information security roles in healthcare and technology companies.
Our information security program includes an incident response program that coordinates activities across multiple teams in responding to cybersecurity incidents in accordance with a defined Incident Management Policy. This program is designed to detect, analyze, and escalate cybersecurity events, and includes a cybersecurity incident response team responsible for containment and recovery activities, and a crisis response team to liaise with business stakeholders, secure priority resources, and validate completion of any post-incident activities. In addition, we have established an executive security risk management committee composed of senior representatives of our legal, finance, information security, product, and marketing teams which meets on a quarterly basis to review our information security program and any noteworthy developments in the quarter. Finally, we coordinate internal simulations and tabletop exercises periodically to test our incident response processes and validate our readiness to respond to cybersecurity events.
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
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. If we or our partners were to experience a material cybersecurity incident in the future, such incident could have an adverse effect on our business operations, operating results, or financial condition. For more information regarding cybersecurity risks that we face and the related potential impacts on our business, see the risk factor titled “We, our partners, our customers, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand and adversely affect our business, operating results, and financial condition.”
Governance
In light of the critical importance of cybersecurity to our business, in the spring of 2023, our board of directors formed a standing cybersecurity committee. In early 2026, in light of the increasing convergence of cybersecurity risks with third-party, AI, compliance and other risks, we consolidated the incumbent cybersecurity committee with our standing compliance and payment operations risks subcommittee of the audit committee to create a standing board-level risk committee, with broad oversight responsibilities. The risk committee meets quarterly and is responsible for reviewing with management our cybersecurity and other information technology risks, including with respect to AI, our controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events, the materiality assessment framework for SEC disclosure purposes, among other risks, controls and processes. These reports include updates on our information security risks and threats, any notable incidents, escalations or third-party risks, the status of projects to strengthen our information security systems, assessments of the information security program, the emerging threat landscape and company security culture. The CISO provides reports at least quarterly to the risk committee as well as to our Chief Executive Officer, Chief Technology Officer, and other members of our senior management, as appropriate. The risk committee also receives quarterly updates from our legal department and third-party experts. Our risk committee provides regular updates to the board of directors on such reports, and coordinates with the audit committee of the board of directors with respect to any risks with implications for our financial reporting, accounting, internal controls or other matters presenting significant financial risk.
Our information security program is regularly evaluated by internal and external parties with the results of certain reviews reported to senior management and the risk committee. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. Our risk committee will also receive prompt and timely information regarding any material cybersecurity threats or incidents, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved, or otherwise addressed. To mitigate the impact of any cybersecurity incidents, we maintain cybersecurity insurance in amounts that we believe are appropriate for our business, which provides coverage for such incidents.
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

As part of our new operating strategy, we are transitioning to a remote-first company and we expect to reduce our real property footprint in the near-term.
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
Holders of Record
As of June 30, 2026, there were 141 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from June 30, 2021, through June 30, 2026, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2021, and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities by the Issuer
In May 2026, we announced that our board of directors authorized the repurchase of up to $1.0 billion in shares of our outstanding common stock, which authorization includes unused amounts under the August 2025 Share Repurchase Program (the 2026 Share Repurchase Authorization). Pursuant to this authorization, we may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. This authorization has a term of 24 months, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
The following table provides share repurchase activity during the three months ended June 30, 2026:

Period	Total number of shares purchased (in thousands) (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
April 1, 2026 - April 30, 2026 (2)	—	—	—	$99,996
May 1, 2026 - May 31, 2026 (3)	2,180	$38.48	2,180	$916,115
June 1, 2026 - June 30, 2026 (3)	6,254	$34.21	6,254	$702,170
Total	8,434		8,434
(1) See Note 10, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
(2) Represents repurchases and then-remaining amounts under our August 2025 Share Repurchase Authorization.
(3) Represents repurchases and then-remaining amounts under our 2026 Share Repurchase Authorization.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of fiscal 2026 compared to fiscal 2025. A discussion of fiscal 2025 compared to fiscal 2024 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 28, 2025, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investor.bill.com.
Overview
BILL is the intelligent finance platform trusted by nearly half a million businesses and their accountants to manage, move, and maximize their money. BILL powers businesses ranging from fast-moving startups to growing companies with complex operations. We use artificial intelligence (AI) to deliver strategic finance capabilities in one integrated platform that includes accounts payable (AP), accounts receivable (AR), expenses, forecasting, procurement, and more. With more than 9 million network members, our platform's total payment volume represents over 1% of U.S. gross domestic product. Headquartered in San Jose, California, BILL is a trusted partner of leading U.S. financial institutions, accounting firms, and software providers.
Our platform creates seamless connections between our customers, their suppliers, and their clients. Businesses on our platform generate and process invoices, streamline approvals, make and receive payments, manage employee expenses, sync with their accounting system, foster collaboration, and manage their cash flow. We have built sophisticated integrations with popular software solutions, banks, card issuers, and payment processors, enabling our customers to access these mission-critical services quickly and easily. Our integrated platform also includes BILL Spend and Expense, our spend and expense management product, which provides a solution for businesses to have charge cards, build and monitor budgets, manage payments, and eliminate the need for manual expense reports.
We efficiently reach SMBs through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms, financial institution partnerships and software providers. As of June 30, 2026, our partners included some of the most trusted brands in the financial services business and more than 85 of the top 100 accounting firms. As we add customers and partners, we expect our network to continue to grow organically.
In fiscal 2026, we launched BILL AI, including our first suite of AI agents, which are designed to simplify and accelerate SMB workflows, including W-9 filings, customer support and assistance, touchless transactions, automatic reconciliations and complex invoice coding. We have enhanced the capabilities of our Supplier Payments Plus product with expanded digital acceptance and greater control of preferences. In addition, we launched embed partnerships with Paychex, Oracle NetSuite, and Acumatica as part of our "Embed 2.0" initiative to deploy our platform offerings as a set of embeddable capabilities through third-party platforms. We expect this approach will extend our platform's reach and offer new payment capabilities to our partners' users. Finally, we recently launched BILL Travel, our travel management offering, to empower our customers' employees to book trips and track expenses through our platform.
We have grown significantly and scaled our business operations in recent years. Our revenue was $1.7 billion and $1.5 billion during fiscal 2026 and 2025, respectively, a year-over-year increase of $190.6 million. We generated net loss of $11.2 million and net income of $23.8 million during fiscal 2026 and 2025, respectively.

Macroeconomic and Other Factors
Current macroeconomic conditions and uncertainties, including volatility in interest rates and borrowing costs, inflation and currency exchange rates, the impact of the ongoing rapid development and adoption of new AI capabilities, ongoing geopolitical conflicts and related supply chain disruptions, increases in the cost of memory, computing power, and related raw materials, and recent changes in international trading relationships, and U.S. and foreign tariff rates have impacted and could continue to impact our business and the SMBs we serve. SMBs are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may, in the event of adverse economic conditions or a recession or any inability to access financing, moderate their expenditures, shift to lower-cost methods of payment, or cease operations entirely. Reductions in interest rates by the U.S. Federal Reserve Bank may improve financial conditions for SMBs, but there can be no assurance of future rate cuts or any corresponding increase in economic activity. At the same time, such reductions in interest rates have the effect of reducing the interest on funds held for customers we generate. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. In furtherance of this commitment, we have undertaken or announced several reductions in force (RIFs) in recent periods, including a RIF impacting approximately 6% of employees in October 2025, a smaller RIF in March 2026, and an additional RIF impacting approximately 30% of our workforce in May 2026, In June 2026, we incurred the majority of the charges related to the May 2026 RIF and expect it to be substantially completed by September 30, 2026. We continue to consider appropriate actions to improve structural efficiencies and optimize operations in future periods.
As part of our new operating strategy, we are transitioning to a remote-first company and expect to reduce our real property footprint in the near-term. In connection with these reductions, we may recognize impairment losses on certain lease-related assets and property and equipment.
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
Our subscription revenue is primarily based on a fixed monthly or annual rate per user or per customer account. Our transaction revenue consists of transaction fees on a fixed or variable rate per transaction, and interchange fees. Transactions primarily include card payments, real-time payments, check payments, ACH payments, cross-border payments, pay-by-card, invoice financing, and creation of invoices. Much of our revenue comes from repeat transactions, which are an important contributor to our recurring revenue.
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
Our revenue from existing businesses using our solutions is visible and predictable. For fiscal 2026, over 87% of our subscription and transaction revenue from BILL AP/AR customers came from customers who were acquired prior to the start of the fiscal year. See "—Key Business Metrics—Businesses Using Our Solutions" below for the definition of BILL AP/AR customers. We expand within our existing customer base by adding more users, increasing transactions per customer, launching additional products, and through pricing and packaging our services. We make it easy for SMBs to try our platform through our risk-free trial program. Should an SMB choose to become a customer after the trial period, it can take several months to adapt their financial operations to fully leverage our platform. Even with a transition period, however, we believe our customer retention is strong. Excluding those customers of our financial institution partners, approximately 85% of BILL AP/AR customers as of June 30, 2025 were still customers as of June 30, 2026.
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
Our net dollar-based retention rate was 95%, 94%, and 92% during fiscal 2026, 2025, and 2024, respectively. The increase in fiscal 2026 when compared to fiscal 2025 was primarily due to increased revenue from businesses associated with financial institution partners and the impact of pricing changes on existing customers. The increase in fiscal 2025 when compared to fiscal 2024 was primarily due to increased revenue from businesses associated with financial institution partners and growth in total payment volume.
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

	As of June 30,			% Growth as of June 30,
	2026	2025	2024	2026	2025
Businesses using our solutions (1)	479,300	493,800	474,600	(3)%	4%

	Year ended June 30,			% Growth Year ended June 30,
	2026	2025	2024	2026	2025
Total Payment Volume (billions) (2)	$371.3	$329.8	$292.4	13%	13%

	Year ended June 30,			% Growth Year ended June 30,
	2026	2025	2024	2026	2025
Transactions processed (millions) (3)	139.4	121.3	103.8	15%	17%
(1)As of June 30, 2026, the total number of BILL AP/AR customers was approximately 183,300; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 46,500, and the total number of Embedded Solutions and Other customers was approximately 249,500.
(2)During fiscal 2026, the TPV by BILL AP/AR customers was approximately $310.5 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $26.4 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $34.4 billion.
(3)During fiscal 2026, the total number of transactions executed by BILL AP/AR customers was approximately 50.4 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 79.9 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 9.1 million.

Businesses Using Our Solutions
We define businesses using our solutions as the summation of: (A) businesses that use our core BILL accounts payable and receivable platform (BILL AP/AR), (B) spending businesses that use our BILL Spend and Expense product, and (C) businesses that access our solutions through our embedded partners' platforms and other indirect sales channels (including our financial institution partners), and Invoice2go subscribers (Embedded Solutions and Other). Businesses using more than one of our solutions are included separately in the total for each solution utilized; as of June 30, 2026, this included approximately 21,400 businesses. Businesses using our solutions during a trial period are not counted as new businesses using our solutions during that period. If an organization has multiple entities billed separately for the use of our solutions, each entity is counted as a business using our solutions. Businesses using our solutions exclude certain network members utilizing limited features of our platform, such as those that only receive payments. The number of businesses using our solutions in the table above represents the total number of businesses using our solutions at the end of each fiscal year.
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV is presented gross of payments that may be subsequently reversed. Such reversals accounted for less than 2% of TPV during each of fiscal 2026, 2025, and 2024.
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
Depreciation and amortization – Depreciation and amortization consists of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, and customer relationships. Amortization of capitalized internal-use software costs paid in cash is excluded.
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits related to the RIFs. Additionally, these costs include other costs related to the execution of our efforts to improve organizational agility and efficiency, while also seeking to drive greater profitability. Refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Other income, net – Other income, net consists primarily of interest income on our corporate funds, gain on debt extinguishment and interest expense on our borrowings (including amortization of debt discount and issuance costs).
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

Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Year ended June 30,			Change (2026 compared to 2025)		Change (2025 compared to 2024)
	2026	2025	2024	Amount	%	Amount	%
Revenue
Subscription and transaction fees (1)	$1,504,749	$1,300,804	$1,122,733	$203,945	16%	$178,071	16%
Interest on funds held for customers	148,411	161,766	167,439	(13,355)	(8)%	(5,673)	(3)%
Total revenue	1,653,160	1,462,570	1,290,172	190,590	13%	172,398	13%
Cost of revenue
Service costs (1)	265,808	229,805	189,894	36,003	16%	39,911	21%
Depreciation and amortization (2)	49,487	42,298	44,722	7,189	17%	(2,424)	(5)%
Total cost of revenue	315,295	272,103	234,616	43,192	16%	37,487	16%
Gross profit	1,337,865	1,190,467	1,055,556	147,398	12%	134,911	13%
Operating expenses
Research and development (1)	300,571	340,059	336,754	(39,488)	(12)%	3,305	1%
Sales and marketing (1)	616,211	543,711	478,540	72,500	13%	65,171	14%
General and administrative (1)	299,410	281,913	277,662	17,497	6%	4,251	2%
Provision for expected credit losses	71,056	72,749	60,105	(1,693)	(2)%	12,644	21%
Depreciation and amortization (2)	33,169	32,637	49,072	532	2%	(16,435)	(33)%
Restructuring (1)	90,895	—	27,587	90,895	100%	(27,587)	100%
Total operating expenses	1,411,312	1,271,069	1,229,720	140,243	11%	41,349	3%
Operating loss	(73,447)	(80,602)	(174,164)	7,155	(9)%	93,562	(54)%
Other income, net	63,316	111,012	147,845	(47,696)	(43)%	(36,833)	(25)%
Income (loss) before provision for income taxes	(10,131)	30,410	(26,319)	(40,541)	(133)%	56,729	(216)%
Provision for income taxes	1,110	6,611	2,559	(5,501)	(83)%	4,052	158%
Net income (loss)	$(11,241)	$23,799	$(28,878)	$(35,040)	(147)%	$52,677	(182)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Year ended June 30,			Change (2026 compared to 2025)		Change (2025 compared to 2024)
	2026	2025	2024	Amount	%	Amount	%
Revenue - subscription and transaction fees	$2,449	$2,329	$1,831	$120	5%	$498	27%
Cost of revenue - service costs	8,554	9,627	9,309	(1,073)	(11)%	318	3%
Research and development	92,456	107,603	103,382	(15,147)	(14)%	4,221	4%
Sales and marketing	32,752	39,992	49,070	(7,240)	(18)%	(9,078)	(19)%
General and administrative	78,082	82,981	81,209	(4,899)	(6)%	1,772	2%
Restructuring	15,485	—	3,574	15,485	100%	(3,574)	100%
Total stock-based compensation	$229,778	$242,532	$248,375	$(12,754)	(5)%	$(5,843)	(2)%
(2) Depreciation and amortization does not include amortization of capitalized internal-use software costs paid in cash of $33.9 million, $14.5 million, and $9.4 million during each of the years ended June 30, 2026, 2025, and 2024, respectively, which are included in service costs and general and administrative in the consolidated statements of operations.

The following table sets forth the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year ended June 30,
	2026	2025	2024
Revenue
Subscription and transaction fees	91%	89%	87%
Interest on funds held for customers	9%	11%	13%
Total revenue	100%	100%	100%
Cost of revenue
Service costs	16%	16%	15%
Depreciation and amortization	3%	3%	3%
Total cost of revenue	19%	19%	18%
Gross profit	81%	81%	82%
Operating expenses
Research and development	18%	23%	25%
Sales and marketing	37%	37%	37%
General and administrative	19%	20%	22%
Provision for expected credit losses	4%	5%	5%
Depreciation and amortization	2%	2%	4%
Restructuring	5%	—%	2%
Total operating expenses	85%	87%	95%
Operating loss	(4)%	(6)%	(13)%
Other income, net	4%	8%	11%
Income (loss) before provision for income taxes	—%	2%	(2)%
Provision for income taxes	—%	—%	—%
Net income (loss)	—%	2%	(2)%
Comparison of Fiscal 2026 and 2025
Revenue
The following table sets forth our revenue during fiscal 2026 and 2025, respectively (amounts in thousands):

	Year ended June 30,		Change
	2026	2025	Amount	%
BILL AP/AR	$236,048	$218,289	$17,759	8%
Embedded Solutions and Other	57,498	53,847	3,651	7%
Subscription fees	$293,546	$272,136	$21,410	8%
BILL AP/AR	504,068	449,493	54,575	12%
BILL Spend and Expense	675,552	555,016	120,536	22%
Embedded Solutions and Other	31,583	24,159	7,424	31%
Transaction fees	1,211,203	1,028,668	182,535	18%
Total subscription and transaction fees	1,504,749	1,300,804	203,945	16%
Interest on funds held for customers	148,411	161,766	(13,355)	(8)%
Total revenue	$1,653,160	$1,462,570	$190,590	13%
Total revenue increased by $190.6 million, or 13%, during fiscal 2026 as compared to fiscal 2025, primarily due to:

•a $182.5 million increase in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our BILL AP/AR and BILL Spend and Expense products; and
•a $21.4 million increase in subscription fee revenue primarily due to an increase in BILL AP/AR customers as compared to the same prior year period; offset by
•a $13.4 million decrease in interest on funds held for customers primarily due to lower yield driven by the decrease in interest rates.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during fiscal 2026 and 2025, respectively, were as follows (amounts in thousands):

	Year ended June 30,		Change
	2026	2025	Amount	%
Cost of revenue:
Service costs	$265,808	$229,805	$36,003	16%
Depreciation and amortization (1)	49,487	42,298	7,189	17%
Total cost of revenue	315,295	272,103	43,192	16%
Gross profit	$1,337,865	$1,190,467	$147,398	12%
Gross margin	80.9%	81.4%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $31.3 million, $14.5 million, and $9.4 million during each of the years ended June 30, 2026, 2025, and 2024, respectively, which are included in service costs in the consolidated statements of operations.
Service costs increased by $36.0 million during fiscal 2026 as compared to fiscal 2025, primarily due to:
•a $21.1 million increase in direct costs associated with the processing of our customers' payment transactions and data hosting services, which were driven by the increase in customer adoption of our products; and
•a $21.0 million increase in other costs, primarily from a $16.8 million increase in amortization of capitalized internal-use software costs and a $4.6 million increase in software licenses and subscriptions; offset by
•a $5.2 million decrease in personnel-related costs including stock-based compensation expense, primarily driven by our RIFs executed during the current fiscal year.
Gross margin decreased to 80.9% during fiscal 2026 from 81.4% during fiscal 2025, primarily due to higher amortization of capitalized internal-use software costs paid in cash, partially offset by lower personnel-related costs, including stock-based compensation expense.
Research and Development Expenses
Research and development expenses decreased by $39.5 million during fiscal 2026 as compared to fiscal 2025, primarily due to the following:
•a $33.0 million decrease due to a higher number of initiatives subject to capitalization of internal-use software costs; and
•a $12.0 million decrease in personnel-related costs, including stock-based compensation expense, primarily driven by our RIFs executed during the current fiscal year; offset by
•a $4.2 million increase in other costs, primarily from a $2.3 million increase in software licenses and subscriptions and a $0.9 million increase in shared overhead.

Sales and Marketing Expenses
Sales and marketing expenses increased by $72.5 million during fiscal 2026 as compared to fiscal 2025, primarily due to the following:
•a $75.6 million increase in rewards expense in connection with our BILL Divvy Cards as a result of increased transaction volume. Rewards expense increased from 49% to 51% as a percentage of revenue from spend and expense interchange fees primarily due to higher reward rates; and
•a $3.0 million increase in advertising spend, marketing initiatives, software subscription expenses, and shared overhead; offset by
•a $7.2 million decrease in stock-based compensation expense, primarily driven by our RIFs executed during the current fiscal year.
General and Administrative Expenses
General and administrative expenses increased by $17.5 million during fiscal 2026 as compared to fiscal 2025, primarily due to the following:
•a $13.0 million increase in consulting fees for outside services, including fees related to shareholders' activism; and
•a $5.7 million increase in other costs, primarily due to a $2.6 million increase in amortization of capitalized internal-use software costs and a $2.4 million increase in software licenses and subscriptions; and
•a $3.7 million increase in losses from fraud driven by the increase in the volume of transactions processed during the fiscal year; offset by
•a $5.2 million decrease in personnel-related expense, including stock-based compensation expense, primarily driven by our RIFs executed during the current fiscal year.
Provision for Expected Credit Losses
Provision for expected credit losses decreased by $1.7 million during fiscal 2026 as compared to fiscal 2025.
Provision for expected credit losses from loans held for investment decreased by $10.6 million, primarily due to improvements in the delinquency performance of loans held for investment, and a decrease in estimated loss rates in fiscal 2026 compared to fiscal 2025, partially offset by portfolio growth.
Provision for expected credit losses from acquired card receivables increased by $9.0 million, primarily due to portfolio growth and the prior year release of $5.7 million of the credit loss allowance related to credit loss methodology, partially offset by improvements in delinquency performance.
Depreciation and Amortization
Depreciation and amortization increased by $7.7 million during fiscal 2026 as compared to fiscal 2025, primarily due to higher amortization of capitalized internal-use software costs during the current fiscal year.
Restructuring
Restructuring charges increased by $90.9 million during fiscal 2026, from none in fiscal 2025, due to the RIFs undertaken during the current fiscal year. Refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Other Income, Net
Other income, net decreased by $47.7 million during fiscal 2026 as compared to fiscal 2025, primarily due to the following:
•a $40.6 million decrease due to the absence of gain on debt extinguishment resulting from the partial repurchases of our 2025 Notes and 2027 Notes; and
•a $6.6 million decrease due to interest expense from the new 2025 Credit Facility (as defined in Liquidity and Capital Resources below).
Provision for Income Taxes
Provision for income taxes decreased by $5.5 million during fiscal 2026 as compared to fiscal 2025, primarily due to the One Big Beautiful Bill Act (OBBBA) repeal of the requirement to capitalize R&E expenditures, which resulted in a federal taxable loss position and lower state income taxes in states that have conformed to the OBBBA.
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

	Year ended June 30,
	2026	2025	2024
Revenue	$1,653,160	$1,462,570	$1,290,172
Gross profit	1,337,865	1,190,467	1,055,556
Add:
Depreciation and amortization (1)	49,487	42,298	44,722
Stock-based compensation and related payroll taxes charged to cost of revenue	8,834	9,920	9,594
Non-GAAP gross profit	$1,396,186	$1,242,685	$1,109,872
Gross margin	80.9%	81.4%	81.8%
Non-GAAP gross margin	84.5%	85.0%	86.0%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $31.3 million, $14.5 million, and $9.4 million during each of the years ended June 30, 2026, 2025, and 2024, respectively, which are included in service costs in the consolidated statements of operations.
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

	Year ended June 30,
	2026	2025	2024
Net cash provided by operating activities	$415,832	$350,644	$278,771
Purchases of property and equipment	(3,334)	(4,335)	(976)
Capitalization of internal-use software costs	(57,822)	(33,767)	(19,917)
Free cash flow	$354,676	$312,542	$257,878
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents of $1.0 billion, our available-for-sale short-term investments of $0.9 billion, and our available undrawn Revolving Credit Facilities (as defined below) of $270.0 million. Our cash equivalents are comprised primarily of money market funds, certificates of deposit, and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing capacity of $600.0 million from our Revolving Credit Facilities, and have drawn $330.0 million under the Revolving Credit Facilities (as defined below), as of June 30, 2026. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.

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
As of June 30, 2026, our principal commitments to settle our contractual obligations consisted of our 2027 Notes, 2030 Notes (as defined below), and outstanding borrowings from our Revolving Credit Facilities, as further discussed below. For additional discussion about our Notes and Revolving Credit Facilities, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. Refer to Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In May 2026, we announced that our board of directors authorized the repurchase of up to $1.0 billion in shares of our outstanding common stock, which authorization includes unused amounts under the August 2025 Share Repurchase Program (the 2026 Share Repurchase Authorization). Pursuant to this authorization, we may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. This authorization has a term of 24 months, may be suspended, discontinued or modified at any time, and does not obligate us to acquire any amount of common stock.
For additional discussion about our share repurchase program activity during the period and shares available for future repurchases, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Depending on market conditions, our liquidity requirements, contractual restrictions, and other factors, we may consider initiating additional share repurchase programs or repurchasing additional Notes.
Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Year ended June 30,
	2026	2025	2024
Net cash provided by (used in):
Operating activities	$415,832	$350,644	$278,771
Investing activities	$(28,598)	$(817,390)	$(409,374)
Financing activities	$(172,835)	$666,522	$(742,599)
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
Net cash provided by operating activities increased to $415.8 million during fiscal 2026 compared to $350.6 million during fiscal 2025. The net change was primarily driven by growth in subscription and transaction revenue, partially offset by higher operating expenditures, lower interest earned on funds held for customers, and cash payments related to our restructuring plan.
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
Our net cash used in investing activities was $28.6 million during fiscal 2026 compared to net cash used of $817.4 million during fiscal 2025. The net change was primarily due to the decrease in purchases of corporate and customer fund short-term investments, and a net decrease in cash used for loans held for investment, and partially offset by the decrease in proceeds from maturities of corporate and customer short-term investments, the increase in capitalization of internal-use software costs, and net increase in acquired card receivables.
Net Cash Provided by (Used in) Financing Activities
Our cash usage for our financing activities consists primarily of repurchases of shares of common stock and repayments of convertible senior notes. Our cash proceeds from our financing activities consist primarily of proceeds from line of credit borrowings, and employee purchases of our common stock under our employee stock purchase plan. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash used in financing activities was $172.8 million during fiscal 2026 compared to net cash provided by financing activities of $666.5 million during fiscal 2025. The net change was primarily due to the absence of proceeds from issuance of convertible senior notes, the increase in our repurchase of common stock, the increase in tax withholdings related to net share settlements of equity awards, and the increase in customer fund deposit liability, offset by the decrease in payments for repurchase and settlement of convertible senior notes, the proceeds from line of credit borrowings, and the absence of purchase of capped calls.
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
2025 Notes
On November 30, 2020, we issued $1.15 billion in aggregate principal amount of our 0% convertible senior notes due on December 1, 2025 (the 2025 Notes). The 2025 Notes were senior, unsecured obligations, would not accrue interest unless we determine to pay special interest, and were convertible on or after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date on December 1, 2025.
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
On December 1, 2025, upon maturity of the 2025 Notes, we settled the remaining $33.5 million aggregate principal amount of the 2025 Notes in cash. For additional discussion about our 2025 Notes and the capped call transactions, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revolving Credit Facilities
2021 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the 2021 Credit Facility), of which we have borrowed $180.0 million as of June 30, 2026. Revolving loans under the 2021 Credit Facility bear interest at a rate per annum determined by reference to the applicable three-month secured overnight financing rate or a base rate, plus an applicable margin of 1.95%. Obligations under the 2021 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2021 Credit Facility matures in May 2028. We have amended our 2021 Credit Facility, from time to time, most recently in October 2025, as further discussed under Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2025 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Odin Financing, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (the 2025 Credit Facility, and together with the 2021 Credit Facility, the Revolving Credit Facilities), of which we have borrowed $150.0 million as of June 30, 2026. Revolving loans under the 2025 Credit Facility bear interest at a rate per annum determined by reference to the applicable one-month secured overnight financing rate or a base rate, plus an applicable margin of 1.80%. Obligations under the 2025 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2025 Credit Facility matures in November 2027. For additional discussion about the 2025 Credit Facility, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S.-based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $78.6 million as of June 30, 2026 and have not been recorded on our consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of June 30, 2026.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of June 30, 2026.
As of June 30, 2026, we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.4 billion in unused credit available to spending businesses using BILL Divvy Card product and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using BILL Divvy Card product and borrowers using our invoice financing product at any one time.
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

Recent Accounting Pronouncements
See “The Company and its Significant Accounting Policies” in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2026.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 3.85% during fiscal 2026 compared to 4.50% during fiscal 2025, primarily due to the changes in the short-term interest rate environment.
Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) since we classify our marketable debt securities as available-for-sale. Our investments in marketable debt securities are generally held through maturity with sales before maturity barring unforeseen circumstances, and thus unrealized gains or losses on fixed-income securities from market interest rate decreases or increases are not realized as the securities mature at par.
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facilities. As of June 30, 2026, we borrowed $330.0 million from our Revolving Credit Facilities. Because the interest rate on each of our Revolving Credit Facilities is indexed to a designated term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 0.5%-2.0% increase or decrease in interest rates would not have a material effect on our financial results.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BILL Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BILL Holdings, Inc. and its subsidiaries (the "Company") as of June 30, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 2 to the consolidated financial statements, the Company enters into contracts with small and midsize businesses (SMB) and accounting firm customers to provide access to the functionality of the Company's cloud-based payments platform to process transactions. The Company charges its SMB and accounting firm customers subscription fees for access to its platform either based on the number of users or per customer account and the level of service. The Company generally also charges customers transaction fees based on transaction volume and the category of transaction. The contractual price for subscription and transaction services is based on either negotiated fees or the rates published on the Company's website. The Company accounts for its annual and monthly contracts as a series of distinct services that are satisfied over time. The Company enables SMB and accounting firm customers to make virtual card payments to their suppliers. The Company also facilitates the extension of credit to spending businesses through the BILL Spend and Expense product in the form of BILL Divvy Cards. For each virtual card and BILL Divvy Card transaction, suppliers are required to pay interchange fees to the issuer of the card. Based on the Company's agreements with its Issuing Banks, the Company recognizes the interchange fees as revenue gross or net of fees paid to the Issuing Bank based on the Company's determination of whether it is the principal or agent under the agreements. The Company enters into multi-year contracts with financial institution customers to provide them with access to the Company's cloud-based payments platform. These contracts typically include fees for initial implementation services that are paid during the period the implementation services are provided as well as fees for subscription and transaction processing services, which are subject to guaranteed minimum fees that are paid over the contract term. The Company also earns revenue from interest earned on funds held for customers that are initially deposited into the Company's bank accounts that are separate from the Company's operating cash accounts until remitted to the customers or their suppliers. Interest and fees earned are recognized based on the effective interest method and also include the accretion of discounts and the amortization of premiums on marketable debt securities. The Company's revenue was $1,653 million for the year ended June 30, 2026.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) for certain revenue streams, testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as user agreements and third-party bank statements; (ii) for certain revenue streams, developing an independent expectation of revenue, generally based on transaction volume and historical or contractual pricing, and comparing the result to revenue recognized; (iii) for certain revenue streams, confirming total revenue recognized for the year ended June 30, 2026; and (iv) for certain revenue streams, testing the collection of cash receipts during the year and accounts receivable balances as of June 30, 2026 for amounts not yet collected.

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 20, 2026

We have served as the Company’s auditor since 2023.

BILL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,031,053	$1,038,346
Short-term investments	906,456	1,180,110
Accounts receivable, net	30,995	32,341
Acquired card receivables, net of allowances of $13,742 and $15,020 as of June 30, 2026 and 2025, respectively	811,807	685,108
Prepaid expenses and other current assets	302,158	258,418
Funds held for customers	4,352,633	4,044,470
Total current assets	7,435,102	7,238,793
Non-current assets:
Operating lease right-of-use assets, net	47,821	56,086
Property and equipment, net	144,945	116,611
Intangible assets, net	162,146	222,805
Goodwill	2,396,509	2,396,509
Other assets	31,616	33,178
Total assets	$10,218,139	$10,063,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,637	$16,293
Accrued compensation and benefits	32,930	39,581
Deferred revenue	19,377	22,435
Other accruals and current liabilities	387,259	252,455
Borrowings from credit facilities	—	180,005
Convertible senior notes, net	123,057	33,421
Customer fund deposits	4,352,633	4,044,470
Total current liabilities	4,924,893	4,588,660
Non-current liabilities:
Deferred revenue	333	285
Operating lease liabilities	48,468	58,372
Borrowings from credit facilities	330,000	—
Convertible senior notes, net	1,383,066	1,501,044
Other long-term liabilities	777	1,581
Total liabilities	6,687,537	6,149,942
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $0.00001 par value per share; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value per share; 500,000 shares authorized; 92,063 and 103,012 shares issued and outstanding at June 30, 2026 and 2025, respectively	2	2
Additional paid-in capital	5,626,327	5,414,645
Accumulated other comprehensive income (loss)	(6,415)	10,197
Accumulated deficit	(2,089,312)	(1,510,804)
Total stockholders' equity	3,530,602	3,914,040
Total liabilities and stockholders' equity	$10,218,139	$10,063,982
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2026	2025	2024
Revenue
Subscription and transaction fees	$1,504,749	$1,300,804	$1,122,733
Interest on funds held for customers	148,411	161,766	167,439
Total revenue	1,653,160	1,462,570	1,290,172
Cost of revenue
Service costs	265,808	229,805	189,894
Depreciation and amortization (1)	49,487	42,298	44,722
Total cost of revenue	315,295	272,103	234,616
Gross profit	1,337,865	1,190,467	1,055,556
Operating expenses
Research and development	300,571	340,059	336,754
Sales and marketing	616,211	543,711	478,540
General and administrative	299,410	281,913	277,662
Provision for expected credit losses	71,056	72,749	60,105
Depreciation and amortization (1)	33,169	32,637	49,072
Restructuring	90,895	—	27,587
Total operating expenses	1,411,312	1,271,069	1,229,720
Operating loss	(73,447)	(80,602)	(174,164)
Other income, net	63,316	111,012	147,845
Income (loss) before provision for income taxes	(10,131)	30,410	(26,319)
Provision for income taxes	1,110	6,611	2,559
Net income (loss)	$(11,241)	$23,799	$(28,878)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.23	$(0.27)
Diluted	$(0.11)	$(0.07)	$(0.27)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	99,918	103,568	106,102
Diluted	99,918	103,912	106,102
(1) Depreciation and amortization does not include amortization of capitalized internal-use software costs paid in cash of $33.9 million, $14.5 million, and $9.4 million during each of the years ended June 30, 2026, 2025, and 2024, respectively, which are included in service costs and general and administrative in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended June 30,
	2026	2025	2024
Net income (loss)	$(11,241)	$23,799	$(28,878)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	(16,612)	12,087	2,598
Comprehensive income (loss)	$(27,853)	$35,886	$(26,280)
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2023	106,550	2	4,946,623	(4,488)	(856,168)	4,085,969
Issuance of common stock upon exercise of stock options, warrants and release of restricted stock units, net of shares withheld and retired for tax	2,754	—	13,002	—	—	13,002
Issuance of common stock under the employee stock purchase plan	225	—	16,495	—	—	16,495
Repurchase and retirement of common stock, including excise tax	(2,883)	—	—	—	(211,902)	(211,902)
Unwind of capped calls	—	—	9,657	—	—	9,657
Stock-based compensation	—	—	247,260	—	—	247,260
Other comprehensive income	—	—	—	2,598	—	2,598
Net loss	—	—	—	—	(28,878)	(28,878)
Balance at June 30, 2024	106,646	2	5,233,037	(1,890)	(1,096,948)	4,134,201
Issuance of common stock upon exercise of stock options, warrants and release of restricted stock units, net of shares withheld and retired for tax	2,843	—	8,986	—	—	8,986
Issuance of common stock under the employee stock purchase plan	270	—	11,553	—	—	11,553
Repurchase and retirement of common stock, including excise tax	(6,747)	—	—	—	(437,655)	(437,655)
Purchases of capped calls	—	—	(92,960)	—	—	(92,960)
Stock-based compensation	—	—	254,029	—	—	254,029
Other comprehensive income	—	—	—	12,087	—	12,087
Net income	—	—	—	—	23,799	23,799
Balance at June 30, 2025	103,012	2	5,414,645	10,197	(1,510,804)	3,914,040
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of tax withheld	2,407	—	(52,671)	—	—	(52,671)
Issuance of common stock under the employee stock purchase plan	332	—	11,921	—	—	11,921
Repurchase and retirement of common stock, including excise tax	(13,688)	—	—	—	(567,267)	(567,267)
Stock-based compensation	—	—	252,432	—	—	252,432
Other comprehensive loss	—	—	—	(16,612)	—	(16,612)
Net loss	—	—	—	—	(11,241)	(11,241)
Balance at June 30, 2026	92,063	2	5,626,327	(6,415)	(2,089,312)	3,530,602
See accompanying notes to consolidated financial statements.

BILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$(11,241)	$23,799	$(28,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	229,778	242,532	248,375
Amortization of intangible assets	60,659	61,925	79,956
Depreciation of property and equipment	21,997	13,010	13,838
Amortization of capitalized internal-use software costs paid in cash	33,896	14,508	9,369
Amortization of debt discount and issuance costs	6,434	4,739	6,238
Accretion of discount on investments in marketable debt securities	(23,893)	(37,000)	(55,062)
Accretion of discount on loans held for investment	(28,238)	(21,215)	(9,209)
Gain on debt extinguishment	—	(40,550)	(46,654)
Provision for expected credit losses on acquired card receivables and other financial assets	54,588	45,708	52,221
Provision for expected credit losses on loans held for investment	16,468	27,041	7,884
Non-cash operating lease expense	8,265	8,164	8,642
Other	124	395	1,395
Changes in assets and liabilities:
Accounts receivable	1,418	(4,458)	69
Prepaid expenses and other current assets	3,135	(26,986)	(6,825)
Other assets	1,167	8,417	7,528
Accounts payable	(5,871)	8,213	(1,125)
Other accruals and current liabilities	61,190	30,222	20,992
Operating lease liabilities	(9,950)	(9,412)	(9,839)
Other long-term liabilities	(1,084)	46	(14,580)
Deferred revenue	(3,010)	1,546	(5,564)
Net cash provided by operating activities	415,832	350,644	278,771
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(1,617,044)	(2,847,736)	(2,682,659)
Proceeds from maturities and sales of corporate and customer fund short-term investments	1,790,861	2,214,628	2,513,646
Purchase of intangible assets	—	(2,868)	—
Purchases of loans held for investment	(1,041,055)	(798,926)	(359,654)
Principal repayments of loans held for investment	1,051,637	787,513	326,172
Acquired card receivables, net	(150,032)	(129,439)	(185,486)
Purchases of property and equipment	(3,334)	(4,335)	(976)
Capitalization of internal-use software costs	(57,822)	(33,767)	(19,917)
Other	(1,809)	(2,460)	(500)
Net cash used in investing activities	(28,598)	(817,390)	(409,374)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	1,400,000	—
Cash paid for convertible senior notes issuance costs	—	(24,006)	—
Payments for repurchase and settlement of convertible senior notes	(33,463)	(539,403)	(933,187)
Proceeds from unwind of capped calls	—	—	11,442
Purchase of capped calls	—	(92,960)	—
Customer fund deposits liability and other	285,549	318,683	353,964
Prepaid card deposits	27,125	28,517	(17,901)
Repurchase of common stock	(560,485)	(430,002)	(211,902)
Proceeds from line of credit borrowings	150,000	—	45,000
Cash paid for line of credit issuance costs	(811)	(1,721)	—
Proceeds from exercise of stock options	2,945	3,701	8,114
Tax withholdings related to net share settlements of equity awards	(55,616)	(7,840)	(3,862)
Proceeds from issuance of common stock under the employee stock purchase plan	11,921	11,553	16,495
Contingent consideration payout	—	—	(10,762)
Net cash provided by (used in) financing activities	(172,835)	666,522	(742,599)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(50)	(290)	(240)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	214,349	199,486	(873,442)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	3,550,884	3,351,398	4,224,840
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,765,233	$3,550,884	$3,351,398
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,031,053	$1,038,346	$985,941
Restricted cash included in other current assets	137,635	101,620	174,101
Restricted cash included in other assets	3,304	4,885	5,297
Restricted cash and restricted cash equivalents included in funds held for customers	2,593,241	2,406,033	2,186,059
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,765,233	$3,550,884	$3,351,398
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$18,963	$13,782	$12,611
Cash paid for income taxes during the period	$1,108	$6,321	$5,628
Noncash investing and financing activities:
Payable on purchases of property and equipment and internal-use software costs	$3,407	$5,234	$906
Payable on purchases of acquired card receivables	40,397	9,213	105,406
Payable on repurchase of common stock	9,998	5,000	—
Payable on excise tax	4,437	2,653	—
Issuance and exercise of warrants	$—	$13,125	$8,750
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
The Company is a provider of software and payments products for small and midsized businesses, designed to simplify, digitize, and automate back-office financial processes, including cloud-based payments, accounts payable, accounts receivable, and spend and expense management.
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
On a regular basis, the Company’s CODM is provided with significant segment expenses as reported within the consolidated statements of operations, adjusted for depreciation, amortization and restructuring, as presented in the consolidated statements of operations, stock-based compensation (refer to Note 10), amortization of debt issuance costs and gain on debt extinguishment (refer to Note 11). Other items included in the segment's profit or loss measure are interest income, interest expense (refer to Note 11) and provision for income taxes presented in the consolidated statements of operations and comprehensive income (loss). In addition, on a regular basis the CODM is also provided with rewards expense (see Note 1, Accrued Rewards) and losses from fraud. Losses from fraud, which are included in general and administrative, were $20.2 million, $16.5 million, and $16.5 million during each of the years ended June 30, 2026, 2025, and 2024, respectively.
Total revenue from external customers outside of the U.S. was approximately 2% of consolidated total revenue during each of the years ended June 30, 2026, 2025, and 2024.
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
Short–term Investments
The Company invests excess cash in a diversified portfolio of highly rated marketable debt securities with maturities of more than three months. These securities are classified as available-for-sale and recorded at fair value. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. After consideration of risk versus reward attributes and liquidity requirements, the Company may sell these debt securities prior to their stated maturities. Because the Company views these securities as available to support current operations, including those with maturities beyond 12 months, the Company classifies these securities as current assets in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive income (loss). If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria is met, the debt security’s amortized cost basis is written down to fair value through other income, net in the consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis.
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
The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of June 30, 2026 and 2025, the allowance for expected credit losses related to accounts receivable, acquired card receivables and loans held for investment totaled $28.3 million and $30.3 million, respectively.
There were no customers that exceeded 10% of the Company’s total revenue during each of the years ended June 30, 2026, 2025, and 2024.
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
Acquired Card Receivables
The portfolio of acquired card receivables consists of U.S.-based commercial accounts diversified across various geographies and industries. The Company manages credit risk based on common risk characteristics including the financial condition of the users of the spend and expense management application.
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

Convertible Senior Notes, net and Capped Calls
Convertible senior notes, net are accounted for as a liability and measured at amortized cost. The carrying amount of the convertible senior notes is calculated as the proceeds at issuance, net of debt discounts and debt issuance costs. The difference between the principal amount and carrying amount is amortized to interest expense over the term of the convertible senior notes using the effective interest rate method and is included within other income, net in the consolidated statements of operations.
The cost of capped calls executed in connection with the offering of the convertible senior notes is recorded as a reduction to additional paid-in capital in the consolidated statements of stockholders' equity (refer to Note 9 for further details on convertible senior notes and capped calls).
Accrued Rewards
Spending businesses participate in rewards programs based on card transactions. The Company records a rewards liability that represents the estimated cost for rewards owed to spending businesses. Rewards liabilities are impacted over time by redemption costs and by spending businesses meeting eligibility requirements. Changes in the rewards liabilities during the period are recognized as an increase or decrease to sales and marketing expense in the accompanying consolidated statements of operations. The accrued rewards liability, which was $96.5 million and $87.6 million as of June 30, 2026 and 2025, respectively, is included in other accruals and current liabilities in the accompanying consolidated balance sheets. The rewards expense, which was $347.6 million, $272.0 million, and $219.8 million, during the years ended June 30, 2026, 2025, and 2024, respectively, is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of one to four years for RSUs, the offering period of one year for purchase rights under the ESPP, and the requisite period of one to three years for market-based RSUs. The Company recognizes compensation for performance-based awards over the vesting period if it is probable that the performance condition will be achieved. The Company accounts for forfeitures as they occur.
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses during the years ended June 30, 2026, 2025, and 2024 were $45.0 million, $47.2 million, and $43.6 million, respectively.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share attributable to common stockholders is calculated by dividing net income by the weighted average number of common and dilutive common stock outstanding during the period, using the treasury stock and if-converted methods. Diluted net loss per share attributable to common stock equals basic net loss per share since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company in that period.
Restructuring
Restructuring charges consist of severance, benefits, stock-based compensation, payroll taxes, costs related to contract terminations, and other related costs. The Company recognizes a liability for involuntary employee termination benefits pursuant to a mutually understood severance benefits plan when it is probable and the termination benefits are estimable. One-time involuntary termination benefits that are not provided under the ongoing severance benefits plan or enhancements to the ongoing severance benefits plan are not accrued until the terms of the benefit arrangement have been communicated to the affected employees. Other exit-related costs are recognized as incurred.
New Accounting Pronouncements and Disclosure Rules Recently Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted ASU 2023-09 beginning with its Annual Report on Form 10-K for the fiscal year ended June 30, 2026 on a prospective basis. For additional information, see Note 12, Income Taxes.
New Accounting Pronouncements and Disclosure Rules Not Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as employee compensation, depreciation and amortization, and selling expenses. The updated standard will be effective beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the consolidated financial statements on a prospective basis, with the option for retrospective application, once adopted.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Topic 470), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this ASU to materially impact the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350). The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when the Company is required to start capitalizing eligible costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is evaluating the impact this amended guidance may have on its consolidated financial statements.
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

	June 30,
	2026	2025	2024
BILL AP/AR	$740,116	$667,782	$595,408
BILL Spend and Expense	675,552	555,016	457,309
Integrated platform	1,415,668	1,222,798	1,052,717
Embedded Solutions and Other	89,081	78,006	70,016
Total subscription and transaction fees	1,504,749	1,300,804	1,122,733
Interest on funds held for customers	148,411	161,766	167,439
Total revenue (1)	$1,653,160	$1,462,570	$1,290,172
(1) Total revenue includes interest on funds held for customers, accretion of discount, interest income on loans held for investment, and fees earned on acquired card receivables in the amount of $190.2 million, $195.4 million, and $184.0 million during the years ended June 30, 2026, 2025, and 2024, respectively, such revenue is excluded from the scope of ASC 606.
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the year ended June 30, 2026, the Company recognized $22.4 million of revenue that was included in the deferred revenue balances as of June 30, 2025.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $55.6 million. Of the total remaining performance obligations, the Company expects to recognize approximately 62% over the next year, 27% between one to two years and 11% thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. Unbilled revenue was $19.6 million and $17.3 million as of June 30, 2026 and 2025, respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets.
Deferred costs
Deferred costs consisted of the following as of the dates presented (in thousands):

	June 30,
	2026	2025
Deferred sales commissions:
Current	$10,842	$10,094
Non-current	16,687	16,237
Total deferred sales commissions	$27,529	$26,331
Deferred service costs:
Current	$1,130	$627
Non-current	1,341	2,418
Total deferred service costs	$2,471	$3,045

The current portion of deferred costs is included in prepaid expenses and other current assets and the non-current portion is included in other assets in the accompanying consolidated balance sheets. The amortization of deferred sales commissions, which is included in sales and marketing in the accompanying consolidated statements of operations, was $11.4 million, $9.7 million, and $7.9 million during the years ended June 30, 2026, 2025, and 2024, respectively. The amortization of deferred service costs, which is included in service costs in the accompanying consolidated statements of operations, was $0.9 million, $0.2 million, and $2.0 million during the years ended June 30, 2026, 2025, and 2024, respectively.
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

The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	June 30, 2026	June 30, 2025
Assets
Cash equivalents:
Money market funds	Level 1	$378,254	$365,456
Corporate bonds	Level 2	—	69,956
Certificates of deposit	Level 2	—	2,216

Short-term investments:
Corporate bonds	Level 2	409,323	758,333
U.S. treasury securities	Level 2	436,610	287,559
Asset-backed securities	Level 2	50,255	118,236
Certificates of deposit	Level 2	10,268	15,982
U.S. agency securities	Level 2	—	—

Funds held for customers:
Restricted cash equivalents
Money market funds	Level 1	1,653,401	1,642,494
Corporate bonds	Level 2	—	18,929

Short-term investments
Corporate bonds	Level 2	403,016	486,362
U.S. treasury securities	Level 2	1,201,563	868,705
Asset-backed securities	Level 2	64,939	167,970
Certificates of deposit	Level 2	47,865	99,138
Municipal bonds	Level 2	19,726	6,592

Liabilities (1)
0% 2025 Notes	Level 2	—	32,567
0% 2027 Notes	Level 2	119,606	112,738
0% 2030 Notes	Level 2	$1,208,480	$1,185,128
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The Company's financial instruments that are not measured and recorded at fair value, such as cash, restricted cash, acquired cards receivables, loans held for investment, interest receivables, network incentive receivables and borrowings from credit facilities, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from credit facilities would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.

NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	June 30, 2026	June 30, 2025
Short-term investments:
Available-for-sale debt securities	$906,456	$1,180,110
Total short-term investments	906,456	1,180,110
Funds held for customers:
Restricted cash	943,618	749,111
Restricted cash equivalents	1,653,401	1,661,423
Funds receivable	46,346	25,499
Available-for-sale debt securities	1,737,109	1,628,767
Total funds held for customers	4,380,474	4,064,800
Less - interest income included in other current assets(1)	(27,841)	(20,330)
Total funds held for customers, net of income earned by the Company	$4,352,633	$4,044,470
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
The following table summarizes the estimated fair value of available-for-sale debt securities, included within short-term investments and funds held for customers, as of the dates presented (in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$408,649	$703	$(29)	$409,323
U.S. treasury securities	439,718	11	(3,119)	436,610
Asset-backed securities	50,268	32	(45)	50,255
Certificates of deposit	10,268	—	—	10,268
Total short-term investments	$908,903	$746	$(3,193)	$906,456
Funds held for customers:
Corporate bonds	$402,347	$706	$(37)	$403,016
Certificates of deposit	47,865	—	—	47,865
Asset-backed securities	64,788	166	(15)	64,939
Municipal bonds	19,772	4	(50)	19,726
U.S. treasury securities	1,206,130	817	(5,384)	1,201,563
Total funds held for customers	$1,740,902	$1,693	$(5,486)	$1,737,109

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$756,009	$2,598	$(274)	$758,333
U.S. treasury securities	287,356	261	(58)	287,559
Asset-backed securities	118,074	177	(15)	118,236
Certificates of deposit	15,982	—	—	15,982
Total short-term investments	$1,177,421	$3,036	$(347)	$1,180,110
Funds held for customers:
Corporate bonds	$483,604	$2,759	$(1)	$486,362
Certificates of deposit	99,138	—	—	99,138
Asset-backed securities	167,179	791	—	167,970
Municipal bonds	6,560	32	—	6,592
U.S. treasury securities	864,602	4,319	(216)	868,705
Total funds held for customers	$1,621,083	$7,901	$(217)	$1,628,767
The amortized cost and fair value amounts for short-term investments include interest receivables of $7.9 million and $8.9 million as of June 30, 2026 and 2025, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivables of $14.4 million and $12.4 million as of June 30, 2026 and 2025, respectively.
The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	June 30, 2026	June 30, 2025
Due within 1 year	$1,250,220	$1,118,478
Due in 1 year through 5 years	1,393,131	1,689,477
Due in 5 years through 10 years	214	922
Total	$2,643,565	$2,808,877

As of June 30, 2026, approximately 250 out of approximately 650 investments in available-for-sale debt securities were in an unrealized loss position. The following tables show gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$60,578	$(29)	$—	$—	$60,578	$(29)
U.S. treasury securities	391,291	(3,119)	—	—	391,291	(3,119)
Asset-backed securities	25,679	(41)	236	(4)	25,915	(45)
Total short-term investments	$477,548	$(3,189)	$236	$(4)	$477,784	$(3,193)
Funds held for customers:
Corporate bonds	$47,958	$(37)	$—	$—	$47,958	$(37)
Asset-backed securities	2,475	(15)	—	—	2,475	(15)
U.S. treasury securities	691,322	(5,384)	—	—	691,322	(5,384)
Municipal bonds	13,760	(50)	—	—	13,760	(50)
Total funds held for customers	$755,515	$(5,486)	$—	$—	$755,515	$(5,486)

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$209,648	$(274)	$—	$—	$209,648	$(274)
U.S. treasury securities	139,598	(58)	—	—	139,598	(58)
Asset-backed securities	30,362	(15)	—	—	30,362	(15)
Total short-term investments	$379,608	$(347)	$—	$—	$379,608	$(347)
Funds held for customers:
Corporate bonds	$12,867	$(1)	$—	$—	$12,867	$(1)
Asset-backed securities	4,576	—	—	—	4,576	—
U.S. treasury securities	82,910	(216)	—	—	82,910	(216)
Total funds held for customers	$100,353	$(217)	$—	$—	$100,353	$(217)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the years ended June 30, 2026, 2025, and 2024.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of June 30, 2026, approximately $459.3 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facilities (as defined below, see Note 9).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the years ended June 30, 2026 and 2025.

The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of June 30, 2026 totaled $78.6 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of each of June 30, 2026 and 2025.
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

	June 30,
	2026	2025
Current and less than 30 days past due	$810,572	$686,070
30 ~ 59 days past due	5,720	6,173
60 ~ 89 days past due	5,595	5,312
90 ~ 119 days past due	3,613	2,562
Over 119 days past due	49	11
Total	$825,549	$700,128
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	June 30,
	2026	2025
Balance, beginning	$15,020	$20,883
Provision for expected credit losses	54,518	45,326
Charge-off amounts	(68,367)	(59,265)
Recoveries collected	12,571	8,076
Balance, ending	$13,742	$15,020
Card receivables acquired from the Issuing Banks were $26.6 billion and $21.7 billion during the years ended June 30, 2026 and 2025, respectively. The provision for expected credit losses related to acquired card receivables increased during the year ended June 30, 2026 compared to the prior year due to portfolio growth and the prior-year release of $5.7 million of the credit loss allowance related to credit loss methodology refinements, partially offset by improvements in delinquency performance. The charged-off amounts related to acquired card receivables increased during the year ended June 30, 2026 compared to the prior year due to portfolio growth, partially offset by improvements in delinquency performance. The decrease in allowance for expected credit losses as of June 30, 2026 compared to June 30, 2025, was primarily due to a decrease in delinquent balances.
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

	June 30,
	2026	2025
Unpaid principal balance	$64,925	$61,938
Less: Discount at loan purchase, net of amortization	(1,712)	(1,527)
Less: Allowance for expected credit losses	(14,190)	(14,853)
Loans held for investment, net	$49,023	$45,558
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

	June 30,
	2026	2025
Current and less than 30 days past due	$57,994	$55,540
30 ~ 59 days past due	2,202	1,471
60 ~ 89 days past due	1,638	1,461
90 ~ 119 days past due	1,379	1,685
Over 119 days past due	—	254
Total	$63,213	$60,411
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	June 30,
	2026	2025
Balance, beginning	$14,853	$4,700
Provision for expected credit losses	16,468	27,032
Charge-off amounts	(18,486)	(17,382)
Recoveries collected	1,355	503
Balance, end of period	$14,190	$14,853
The provision for expected credit losses related to loans held for investment decreased during the year ended June 30, 2026 compared to the prior year due to a decrease in estimated loss rates in fiscal 2026 compared to fiscal 2025, and improved delinquency performance, partially offset by portfolio growth.

NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	June 30,
	2026	2025
Software and equipment	$21,604	$21,815
Capitalized software	211,369	129,520
Furniture and fixtures	15,111	15,510
Leasehold improvements	41,792	39,855
Property and equipment, gross	289,876	206,700
Less: accumulated depreciation and amortization	(144,931)	(90,089)
Property and equipment, net	$144,945	$116,611
Depreciation and amortization expense, which includes the amortization of capitalized software, during the years ended June 30, 2026, 2025, and 2024 was $55.9 million, $27.5 million, and $23.2 million, respectively.
As of June 30, 2026 and 2025, the unamortized capitalized software cost was $119.7 million and $85.6 million, respectively.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill, which is primarily attributable to expected synergies from acquisitions and is not deductible for U.S. federal and state income tax purposes, consisted of $2.4 billion as of each of June 30, 2026 and 2025.
Intangible Assets
Intangible assets consisted of the following as of the dates presented (amounts in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,269	$(130,263)	$129,006	5.0
Developed technology	219,217	(186,077)	33,140	0.9
Total	$478,486	$(316,340)	$162,146

	Jun 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life (In years)
Customer relationships	$259,268	$(104,336)	$154,932	6.0
Developed technology	219,217	(151,344)	67,873	1.9
Trade name	48,042	(48,042)	—	0.0
Total	$526,527	$(303,722)	$222,805

Amortization of finite-lived intangible assets was as follows during the years ended June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Cost of revenue	$34,732	$35,217
Sales and marketing	25,927	26,708
Total	$60,659	$61,925
As of June 30, 2026, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands):

Fiscal years ending June 30:	Amount
2027	$57,990
2028	27,004
2029	25,927
2030	25,927
2031	24,277
Thereafter	1,021
Total	$162,146

NOTE 9 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	June 30, 2026	June 30, 2025	Expected Remaining Term (years)	Annualized Effective Interest Rate at June 30, 2026
Current liabilities:
Convertible senior notes:
2025 Notes, principal	$—	$33,463
2027 Notes, principal	123,548	—	0.8	0.48%
Less: unamortized debt discount and issuance costs	(491)	(42)
Convertible senior notes, net current	123,057	33,421
Revolving credit facility:
2021 Credit Facility	—	180,005
Borrowings from revolving credit facility (1)	—	180,005
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	1,400,000	3.8	0.32%
2027 Notes, principal	—	123,548
Less: unamortized debt discount and issuance costs	(16,934)	(22,504)
Convertible senior notes, net	1,383,066	1,501,044
Revolving credit facilities:
2021 Credit Facility	180,000	—	1.8	6.43%
2025 Credit Facility	150,000	—	1.4	6.05%
Borrowings from revolving credit facilities (1)	330,000	—
Total	$1,836,123	$1,714,470
(1) Unamortized debt issuance costs balance for the Revolving Credit Facilities was $1.6 million and $2.1 million as of June 30, 2026 and June 30, 2025, respectively, and is included in other assets on the consolidated balance sheets.
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
On December 6, 2024, using proceeds from the issuance of the 2030 Notes, the Company entered into privately negotiated transactions with certain holders of its 2027 Notes to repurchase $451.5 million aggregate principal amount for an aggregate cash repurchase price of $408.6 million. The carrying amount of the extinguished 2027 Notes was $446.5 million, net of unamortized issuance cost of $5.0 million, resulting in a $37.9 million gain recorded in other income, net in the accompanying consolidated statements of operations.
The shares issuable upon conversion of the remaining outstanding 2027 Notes at the initial conversion price is 0.3 million.
The "if-converted" value of the 2030 and 2027 Notes did not exceed the principal amount of $1.5 billion and $1.6 billion as of June 30, 2026 and 2025, respectively.
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
On March 6, 2024, the Company entered into privately-negotiated transactions with certain holders of its 2025 Notes to repurchase $748.2 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $711.0 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $743.6 million, net of unamortized issuance cost of $4.6 million, resulting in a $32.6 million gain recorded in other income, net in the accompanying consolidated statements of operations, comprised of $35.7 million gain on extinguishment of debt and $3.2 million loss on mark to market derivative related to forward contract to settle the repurchase.
On May 29, 2024, the Company entered into privately-negotiated transactions with certain holders of its 2025 Notes to repurchase $234.5 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $221.6 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $233.2 million, net of unamortized issuance cost of $1.2 million, resulting in a $11.0 million gain on extinguishment of debt recorded in other income, net in the accompanying consolidated statements of operations.
On December 6, 2024, using proceeds from the issuance of the 2030 Notes, the Company entered into privately negotiated transactions with certain holders of its 2025 Notes to repurchase $133.9 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $130.8 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $133.4 million, net of unamortized issuance cost of $0.5 million, resulting in a $2.6 million gain recorded in other income, net in the accompanying consolidated statements of operations.
On December 1, 2025, upon maturity of the 2025 Notes, the Company settled the remaining $33.5 million aggregate principal amount of the 2025 Notes in cash.
Capped Call Transactions
In conjunction with the issuance of the 2027 Notes and 2030 Notes, the Company entered into capped call transactions (collectively, the Capped Calls) with certain financial institutions at a total cost of $130.9 million. The Capped Calls are separate transactions and are not part of the terms of the Notes. The total amount paid for the Capped Calls was recorded as a reduction of additional paid-in capital. The Company used a portion of the proceeds from the Notes to pay for the cost of the applicable Capped Call premium. The cost of the Capped Calls is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the Notes for tax purposes.
The Capped Calls associated with the 2027 Notes and 2030 Notes have an initial strike price of $414.80 and $119.45 per share, respectively, subject to certain adjustments, which corresponds to the respective initial conversion price of the 2027 Notes and 2030 Notes, and have an initial cap price of $544.00 and $154.84 per share, respectively, subject to certain adjustments; provided that such cap price shall not be reduced to an amount less than their respective strike price. The Capped Calls associated with the 2027 Notes and 2030 Notes cover, subject to anti-dilution adjustments, a total of approximately 0.3 million and 11.7 million shares, respectively, of the Company’s common stock. The Capped Calls are expected to generally reduce the potential dilution of the Company’s common stock upon any conversion of the 2027 Notes and 2030 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In conjunction with the issuance of the 2025 Notes, the Company entered into similar capped call transaction. In fiscal 2024, the Company terminated such capped call transaction and received $11.4 million in cash, and also recorded a $1.7 million gain on mark to market derivative in other income, net in the accompanying consolidated statements of operations.
Revolving Credit Facilities
2021 Credit Facility
The Company’s Revolving Credit and Security Agreement by and among Divvy Peach, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (Divvy Peach), and Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended from time to time, the 2021 Credit Facility) was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables from the Company by Divvy Peach (Divvy Peach Receivables) and is secured by such Divvy Peach Receivables and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. On October 29, 2025, the Company further amended the 2021 Credit Facility to extend the maturity date and reduce the interest rate from 2.65% to 1.95% plus SOFR (subject to a floor rate of 0.25%) per annum. The 2021 Credit Facility matures in May 2028 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization was $180.0 million, or 60% of the total commitment. Total outstanding borrowings were $180.0 million as of June 30, 2026.
2025 Credit Facility
The Company's Revolving Credit and Security Agreement by and among Odin Financing, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the 2025 Credit Facility and, together with the 2021 Credit Facility, the Revolving Credit Facilities)) was executed in May 2025 to finance the acquisition of card receivables from the Company by Odin (Odin Receivables), and is secured by such Odin Receivables and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. Borrowings bear interest per annum based on SOFR or an adjusted benchmark rate plus an applicable margin of 1.80%. The 2025 Credit Facility matures in November 2027 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization is $150.0 million, or 50% of the total commitment, starting two months after execution of the agreement. Total outstanding borrowings were $150.0 million as of June 30, 2026.
Under each of the Revolving Credit Facilities, the Company is required to comply with certain restricted covenants, including liquidity requirements. As of June 30, 2026, the Company was in compliance with such covenants.
While the financial statements of Divvy Peach and Odin are consolidated with those of the Company in the accompanying consolidated financial statements, each of Divvy Peach and Odin are separate legal entities from the Company. The respective assets of Divvy Peach (including the Divvy Peach Receivables) and Odin (including the Odin Receivables) are owned by Divvy Peach and Odin, respectively, and are solely available to satisfy their respective creditors.

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
The total number of shares of common stock available for future grants under the 2019 Plan was 22,761,620 shares as of June 30, 2026.
Restricted Stock Units
The following table summarizes RSU activity for the year ended June 30, 2026.

	Number of shares (1) (in thousands)	Weighted average grant date fair value
Nonvested at June 30, 2025	7,886	$67.67
Granted	3,276	46.72
Vested	(3,424)	71.47
Forfeited	(1,760)	64.14
Nonvested at June 30, 2026	5,978	$55.22
(1) Includes RSU, market-based RSUs and performance-based RSUs.
The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended June 30, 2026, 2025, and 2024 was $46.72, $53.03, and $90.90 per share, respectively. The RSUs vest over the requisite service period, which ranges between 1 year and 4 years from the date of grant, subject to the continued employment of the employees and services of the non-employee directors. The total fair value of RSUs that vested during the years ended June 30, 2026, 2025, and 2024 was approximately $152.0 million, $145.7 million, and $145.1 million, respectively.
Performance-based RSUs
During the year ended June 30, 2026 the Company granted 198,512 RSUs to certain executive employees that vest based upon the achievement of designated financial metrics and continued employment with the Company over a period of three years. The fair value of the performance-based RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of these performance-based RSUs was $52.23 per unit. The Company recognizes expense for performance-based RSUs over the requisite service period. For any change in the estimate of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The number of shares that ultimately vest vary with the achievement of the specified performance criteria.

Stock Based Compensation
Stock-based compensation by award type (in thousands):

	Year ended June 30,			Unrecognized compensation (in thousands)	Weighted-average recognition period (in years)
	2026	2025	2024
Restricted stock units (RSUs)	$226,383	$228,374	$217,696	$216,756	2.0
Performance-based awards	14,665	12,911	13,351	10,726	1.7
Employee stock purchase plan	5,974	6,063	9,129	3,558	0.9
Market-based RSUs	4,934	6,101	5,912	9,690	1.7
Stock options	476	2,964	10,719	—	0.0
Total stock-based compensation	$252,432	$256,413	$256,807	$240,730
Stock-based compensation was included in the following line items in the accompanying consolidated statements of operations and consolidated balance sheets (in thousands):

	Year ended June 30,
	2026	2025	2024
Revenue - subscription and transaction fees	$2,449	$2,329	$1,831
Cost of revenue - service costs	8,554	9,627	9,309
Research and development	92,456	107,603	103,382
Sales and marketing	32,752	39,992	49,070
General and administrative	78,082	82,981	81,209
Restructuring	15,485	—	3,574
Total amount charged to operating loss	229,778	242,532	248,375
Property and equipment (capitalized internal-use software)	22,654	13,881	8,432
Total stock-based compensation	$252,432	$256,413	$256,807
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
In May 2026, the Company announced that the Company's board of directors authorized the repurchase of up to $1.0 billion in shares of its outstanding common stock, which authorization includes unused amounts under the August 2025 Share Repurchase Program (the 2026 Share Repurchase Authorization). Pursuant to this authorization, the Company may repurchase such shares from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. This authorization has a term of 24 months, may be suspended, discontinued or modified at any time, and does not obligate the Company to acquire any amount of common stock.
The table below sets forth information regarding repurchases made pursuant to the Company's share repurchase programs as of June 30, 2026 (in thousands, except per share data):

Period	Shares repurchased	Total amount repurchased(1)	Average price paid per share(1)	Available for future share repurchases
Fiscal 2024
January 2023 Share Repurchase Program	2,883	$211,885	$73.49	—
Total	2,883	$211,885
Fiscal 2025
August 2024 Share Repurchase Program	4,487	$236,725	$52.76	—
Total	4,487	$236,725
Fiscal 2026
August 2024 Share Repurchase Program	1,392	$65,454	$47.02	—
August 2025 Share Repurchase Program	3,862	201,340	$52.13	—
2026 Share Repurchase Authorization	8,434	300,473	$35.63	$702,170
Total	13,688	$567,267
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
NOTE 11 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Year ended June 30,
	2026	2025	2024
Interest income	$91,413	$90,903	$122,298
Gain on debt extinguishment, net of change on mark to market derivatives	—	40,550	45,272
Interest expense	(19,435)	(13,824)	(12,944)
Amortization of debt discount and issuance costs	(6,434)	(4,739)	(6,238)
Other	(2,228)	(1,878)	(543)
Total other income, net	$63,316	$111,012	$147,845

NOTE 12 – INCOME TAXES
The components of income (loss) before provision for income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2026	2025	2024
Domestic	$(17,325)	$(43,567)	$5,312
Foreign	7,194	73,977	(31,631)
Total income (loss) before provision for income taxes	$(10,131)	$30,410	$(26,319)
The components of provision for income taxes were as follows during the periods presented (in thousands):

	Year ended June 30,
	2026	2025	2024
Current:
Federal	$(205)	$3,850	$1,650
State	1,033	2,758	1,251
Foreign	2	80	19
Total current	830	6,688	2,920
Deferred:
Federal	205	(32)	(262)
State	75	(45)	(99)
Total deferred	280	(77)	(361)
Provision for income taxes	$1,110	$6,611	$2,559
The items accounting for the difference between the income taxes computed at the U.S. federal statutory tax rate and the provision for income taxes after the adoption of ASU 2023-09 consisted of the following during the period presented (in thousands, except percentages):

	Year e ded June 30,
	2026
U.S. federal statutory tax rate	$(2,127)	21%
State and local income taxes, net of federal income tax effect	947	(9)%
Foreign tax effects
Australia
Statutory tax rate difference	647	(6)%
Internal restructuring (1)	24,227	(239)%
Changes in valuation allowances (1)	(26,439)	261%
Other	57	(1)%
Effect of cross-border tax laws
Tax effects of foreign disregarded entity	1,509	(15)%
Tax credits
Research and development tax credits	(7,355)	73%
Changes in valuation allowances (1)	(17,218)	170%
Nontaxable or nondeductible items
Stock-based compensation (2)	20,772	(205)%
Limitation on executive compensation	5,588	(55)%
Nondeductible meals	658	(7)%
Other	10	—%
Other adjustments	(166)	1%
Provision for income taxes and effective tax rate	$1,110	(11)%
The Company's effective tax rates for the years ended June 30, 2025, and 2024, were 22% and (10)%, respectively. The items accounting for the difference between the income taxes computed at the U.S. federal statutory tax rate and the provision for income taxes prior to adoption of ASU 2023-09 consisted of the following during the periods presented (in thousands):

	Year ended June 30,
	2025	2024
Expected provision (benefit) at U.S. federal statutory rate	$6,386	$(5,528)
State income taxes, net of federal benefit	7,325	9,134
Stock-based compensation (2)	19,204	24,300
Research and development tax credits	(23,383)	(24,039)
Change in valuation allowance (3)	10,939	4,943
Restructuring	—	(13,769)
Foreign rate differential	(15,455)	6,658
Other	1,595	860
Provision for income taxes	$6,611	$2,559
(1) The rate impact during the year ended June 30, 2026 pertains to a decrease in valuation allowance due to the decrease in net deferred tax assets during the year.

(2) The rate impact during the year ended June 30, 2026, 2025 and 2024 relates to the impact of non-deductible stock compensation and shortfalls related to tax deductions being smaller than the associated stock compensation expense.
(3) The rate impact during the year ended June 30, 2025 and 2024 pertains to an increase in valuation allowance due to the increase in net deferred tax assets, capitalized R&D expense and tax credits generated during the year.

The components of deferred tax assets and liabilities were as follows as of the dates presented (in thousands):

	June 30,
	2026	2025
Deferred tax assets:
Accruals and reserves	$15,808	$17,888
Capitalized research and development	123,090	160,755
Stock-based compensation	12,822	19,532
Net operating and other loss carryforwards	267,807	280,004
Research and development credits	108,218	99,626
Operating lease liabilities	15,460	17,874
Other (1)	783	3,842
Total deferred tax assets before valuation allowance	543,988	599,521
Valuation allowance	(455,485)	(503,692)
Deferred tax assets	$88,503	$95,829
Deferred tax liabilities:
Deferred contract costs	$(6,940)	$(6,603)
Property and equipment	(30,106)	(22,253)
Intangible assets	(38,436)	(53,280)
Operating right of use assets	(12,056)	(14,066)
Other	(1,617)	—
Total deferred tax liabilities	(89,155)	(96,202)
Net deferred tax liabilities	$(652)	$(373)
(1) Fiscal 2025 amounts have been conformed to the fiscal 2026 presentation.
Accounting Standards Codification 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in valuation allowance was a decrease of $48.2 million, an increase of $9.3 million, and an increase of $15.0 million during the years ended June 30, 2026, 2025, and 2024, respectively. The decrease in the June 30, 2026 valuation allowance is primarily from the enactment of the One Big Beautiful Bill Act (OBBBA), which permanently repealed the mandatory capitalization and amortization of research and experimental expenditures under Section 174 of the Internal Revenue Code (the Code), reducing the related deferred tax asset. The net deferred tax liability is included as other long-term liabilities in the accompanying consolidated balance sheets.
On July 4, 2025, President Trump signed the OBBBA into law, which extends and modifies various domestic and international business tax framework originally enacted under the Tax Cuts and Jobs Act ("TCJA”). The legislation includes multiple effective dates, with certain provisions taking effect in fiscal 2026 and others through fiscal 2028. The Company evaluated the OBBBA and included its impact within the consolidated financial statements. The Company will continue to evaluate the full impact of these legislative changes as additional supplemental guidance becomes available.
As of June 30, 2026, the Company had NOL carryforwards of $1.0 billion and $847.8 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, $739.8 million of the state NOL carryforwards will begin to expire in fiscal 2027. As of June 30, 2026, the federal and the remaining state NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of June 30, 2026, the Company also had research and development tax credit carryforwards of $99.0 million and $67.6 million for federal and state tax purposes, respectively. If not utilized, the federal tax credits will begin to expire in fiscal 2041. The majority of the state tax credits do not expire and will carry forward indefinitely until utilized.
Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and other similar state provisions. The annual limitation may result in the expiration of NOLs and tax credits before utilization.
Below is the reconciliation of the unrecognized tax benefits related to federal and state research and development credits during the periods presented (in thousands):

	Year e ded June 30,
	2026	2025	2024
Balance at the beginning of the year	$45,959	$35,128	$23,300
Add:
Tax positions related to the current year	6,082	10,622	9,134
Purchase of intangible assets	—	209	—
Tax positions related to the prior year	—	—	2,714
Less:
Tax positions related to the prior year	3,997	—	—
Statute of limitations lapse	—	—	20
Balance at the end of the year	$48,044	$45,959	$35,128
The Company had unrecognized tax benefits as shown in the table above which are offset by a full valuation allowance. If the unrecognized tax benefits were recognized, they would not have an impact on the effective tax rate due to the Company’s valuation allowance.
The amount of interest and penalties during the years ended June 30, 2026, 2025, and 2024 was not material.
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
The Company regularly evaluates the realizability of its deferred tax assets (DTAs) by assessing all available evidence, both positive and negative, to determine whether it is more likely than not that some or all of the DTAs will not be realized. The Company considers its historical earnings, volatility in actual earnings, impact of permanent book to tax difference, the timing of reversal of existing temporary differences, and future profitability to assess its valuation allowance. As of June 30, 2026, substantially all of the Company's U.S. DTAs, net of deferred tax liabilities, were subject to a valuation allowance. If sufficient positive evidence emerges, some or all of the valuation allowance could be released. Such a release would result in a non-cash income tax benefit in the period of release and the recognition of additional DTAs in the accompanying consolidated statements of operations and balance sheets, respectively. There is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to conclude that all or a significant portion of the valuation allowance against U.S. net DTAs is no longer required.
NOTE 13 – LEASES
The Company has non-cancelable operating leases for office and other facilities in various locations, which expire through 2031. Also, the Company subleases part of its office facility in Draper, Utah under a non-cancellable operating lease that expires in December 2030. The Company's leases do not contain any material residual value guarantees.

As of June 30, 2026, the weighted average remaining term of these operating leases is 4.9 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 5.1%.
The total payment for amounts included in the measurement of operating lease liabilities was $13.3 million, $13.4 million, and $13.9 million during the years ended June 30, 2026, 2025, and 2024, respectively.
The total amount of ROU assets obtained in exchange for new operating lease liabilities was $4.8 million during the year ended June 30, 2025. There were no ROU assets obtained in exchange for new operating lease liabilities during the years ended June 30, 2026 and 2024.
The components of lease expense during the years ended June 30, 2026, 2025, and 2024 are shown in the table below (in thousands):

	Year ended June 30
	2026	2025	2024
Operating lease expense (1)	$12,169	$12,627	$12,877
Variable lease expense, net of credit	2,468	2,412	2,461
Sublease income	(740)	(842)	(581)
Total lease cost	$13,897	$14,197	$14,757
(1) Includes short-term lease, which is not material for the fiscal years ended June 30, 2026, 2025, and 2024.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-cancelable operating leases for office and other facilities in various locations, which expire through 2031. Future minimum lease payments as of June 30, 2026 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2027	$13,226
2028	13,590
2029	13,974
2030	14,361
2031	14,278
Gross lease payments	69,429
Less - present value adjustments	(8,107)
Total operating lease liabilities, net	$61,322
The current portion of operating lease liabilities, which is included in other accruals and current liabilities in the accompanying consolidated balance sheets, was $12.9 million and $12.9 million as of June 30, 2026 and 2025, respectively. The non-current portion of operating lease liabilities was $48.5 million and $58.4 million as of June 30, 2026 and 2025, respectively.

In addition to the minimum lease payments above, the Company has multi-year agreements with certain third parties and financial institution partners, expiring through 2031, which require the Company to pay fees over the term of the respective agreements. Future payments under these other agreements as of June 30, 2026 are as follows (in thousands):

Fiscal years ending June 30:	Amount
2027	$42,295
2028	40,896
2029	13,758
2030	4,383
2031	246
Total	$101,578
Purchase of Card Receivables That Have Not Cleared
The Company is contractually obligated to purchase all card receivables from the Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $78.6 million as of June 30, 2026 and are not recorded on the accompanying consolidated balance sheets. The Company has credit exposures with these authorized but not cleared transactions; however, the expected credit losses recorded were not material as of June 30, 2026. See Note 5 for additional discussion about acquired card receivables.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of June 30, 2026 and 2025, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.
Unused Credit Arrangements
As of June 30, 2026, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.4 billion in unused credit available to spending businesses using the Company's BILL Divvy Card product and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using BILL Divvy Card product and borrowers using the invoice financing product at any one time.
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
NOTE 15 – RESTRUCTURING
The Company is committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. On October 15, 2025, in furtherance of this commitment, the Company announced a RIF impacting approximately 6% of employees. In March 2026, the Company undertook a smaller RIF and incurred additional restructuring charges. In May 2026, the Company announced an additional RIF impacting approximately 30% of the Company's workforce, which will be substantially complete by the end of the first quarter of fiscal 2027. During the year ended June 30, 2026, the Company recorded restructuring charges of $90.9 million, including $15.5 million of accelerated stock-based compensation expense. Restructuring charges are presented as a separate line item in the accompanying consolidated statements of operations.
The Company continues to consider actions to improve structural efficiencies and optimize operations in future periods.
The following table summarizes the restructuring liability that is included in other accruals and current liabilities, and accounts payable on the accompanying consolidated balance sheets as of June 30, 2026:

	Severance and termination benefits	Other	Total restructuring liability
Balance, at June 30, 2025	$—	$—	$—
Charges	74,996	418	75,414
Cash payments	(18,880)	(294)	(19,174)
Balance, at June 30, 2026	$56,116	$124	$56,240
On December 5, 2023, the Company announced a restructuring plan intended to right-size the Company's organization, enhance profitability, and reallocate resources towards the most impactful initiatives, and included a reduction of the Company's global workforce and closure of its office in Sydney, Australia. The Company incurred the majority of the charges relating to such plan in the three months ended December 31, 2023. The Company completed such restructuring plan as of September 30, 2024.
NOTE 16 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	June 30,
	2026	2025	2024
Numerator:
Net income (loss) attributable to common stockholders
Basic	$(11,241)	$23,799	$(28,878)
Gain on debt extinguishment, net of change on mark to market derivatives and amortization of debt issuance costs	—	(31,327)	—
Diluted	$(11,241)	$(7,528)	$(28,878)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	99,918	103,568	106,102
Effect of dilutive securities:
Convertible senior notes	—	344	—
Diluted	99,918	103,912	106,102
Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.23	$(0.27)
Diluted	$(0.11)	$(0.07)	$(0.27)

Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive, were as follows (in thousands):

	June 30,
	2026	2025	2024
Equity awards	8,743	9,511	6,641
Convertible senior notes	12,070	12,226	2,426
Total	20,813	21,737	9,067
Shares issuable under the Notes is subject to adjustment up to approximately 16.3 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of June 30, 2026, no conversion was triggered for the Notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2026, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the 2013 framework established in the “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting as of June 30, 2026 was effective.
The effectiveness of the internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

Name		Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
	Title			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Rene Lacerte(3)(4)	Chief Executive Officer	Adopt	5/30/2026	X		710,541	9/10/2027
Rohini Jain(3)	Chief Financial Officer	Adopt	6/4/2026	X		82,042	9/03/2027
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
(4) Reflects the aggregate number of shares to be sold by Mr. Lacerte and entities beneficially owned by Mr. Lacerte.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2026.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2026.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2026.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2026.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after June 30, 2026.

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
(3)Exhibits
The documents set forth below are filed herewith or are incorporated herein by reference to the location indicated.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation, as amended.	10-Q	001-39149	3.1	02/07/2025

3.2	Second Amended and Restated Bylaws.	8-K	001-39149	3.2	02/17/2023

4.1	Form of Common Stock certificate.	S-1/A	333-234730	4.1	12/2/2019

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated December 21, 2018, by and among the Registrant and certain security holders of the Registrant, as amended.	S-1	333-234730	4.2	11/15/2019

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-39149	4.3	08/29/2023

4.4	Indenture, dated as of September 24, 2021, between the Registrant and Wells Fargo Bank, National Association (including the form of 0% convertible senior notes due 2027).	10-K	001-39149	4.5	08/29/2023

4.5	Form of Warrant to Purchase Common Stock by and between the Registrant and JPMC Strategic Investments I Corporation.	10-Q	001-39149	4.1	02/09/2024

4.6	Indenture, dated as of December 6, 2024, between the Registrant and Computershare Trust Company, N.A. (including the form of 0% convertible senior notes due 2030).	8-K	001-39149	4.1	12/06/2024

10.1†	Form of Indemnification Agreement.	S-1	333-234730	10.1	11/15/2019

10.2†	2016 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-234730	10.3	11/15/2019

10.3†	2019 Equity Incentive Plan, and forms of equity agreements thereunder.	10-K	001-39149	10.4	08/29/2023

10.4†	2019 Employee Stock Purchase Plan, and forms of subscription agreement thereunder.	10-K	001-39149	10.5	08/29/2023

10.5†	Form of Change in Control and Severance Agreement for executive officers.	S-1/A	333-234730	10.6	12/2/2019

10.6†	Offer Letter, by and between the Registrant and René Lacerte.	S-1/A	333-234730	10.7	12/2/2019

10.7†	Offer Letter, by and between the Registrant and John Rettig.	S-1/A	333-234730	10.8	12/2/2019

10.8†	Offer Letter, by and between the Registrant and Mike Cieri.	10-K	001-39149	10.10†	08/28/2025

10.9†	Offer Letter, by and between the Registrant and Rohini Jain.	10-K	001-39149	10.11†	08/28/2025

10.10†	Form of 2026 Executive Separation and Advisory Agreements.					X

10.11	Amendment No. 5 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of March 15, 2024.	10-Q	001-39149	10.1	05/03/2024

10.12†	DivvyPay, Inc. 2016 Equity Incentive Plan.	10-K	001-39149	10.14	08/30/2021

10.13†	Invoice2go, Inc. 2014 Stock Plan.	S-8	333-259420	99.1	09/09/2021

10.14	Revolving Credit Agreement by and among Odin Financing, LLC, J.P. Morgan Chase Bank, N.A. and the lenders party thereto, dated as of May 23, 2025.	8-K	001-39149	10.1	05/27/2025

10.15	Form of Capped Call Confirmation.	8-K	001-39149	10.1	12/06/2024

10.16	Amendment No. 6 to Revolving Credit and Security Agreement, by and among Goldman Sachs Bank USA, the lenders party thereto and Divvy Peach, LLC, dated as of October 29, 2025.	10-Q	001-39149	10.1	02/06/2026

19.1	Insider Trading Policy.					X

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	BILL Holdings, Inc. Compensation Recovery Policy.	10-K	001-39149	19.1	08/23/2024

101.INS	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X
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
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

August 20, 2026	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints René Lacerte and Rohini Jain, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ René Lacerte	Chief Executive Officer and Director	August 20, 2026
René Lacerte	(Principal Executive Officer)

/s/ Rohini Jain	Chief Financial Officer	August 20, 2026
Rohini Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Aida Alvarez	Director	August 20, 2026
Aida Alvarez

/s/ Natalie Derse	Director	August 20, 2026
Natalie Derse

/s/ Peter Feld	Director	August 20, 2026
Peter Feld

/s/ Keri Gohman	Director	August 20, 2026
Keri Gohman

/s/ David Hornik	Director	August 20, 2026
David Hornik

/s/ Beth Johnson	Director	August 20, 2026
Beth Johnson

/s/ Lee Kirkpatrick	Director	August 20, 2026
Lee Kirkpatrick

/s/ Allie Kline	Director	August 20, 2026
Allie Kline

/s/ Allison Mnookin	Director	August 20, 2026
Allison Mnookin

/s/ Tina Reich	Director	August 20, 2026
Tina Reich

/s/ Dan Wernikoff	Director	August 20, 2026
Dan Wernikoff

