Form 10-Q
period 2026-09-30
BILL Holdings, Inc.
filed 2026-11-06
CIK 1786352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, the registrant had 85,883,042 shares of common stock, $0.00001 par value per share, outstanding.

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
•the political, economic, and macroeconomic climate, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shutdowns and tariffs, fluctuations in market interest rates and currency exchange rates, cybersecurity events, ongoing geopolitical conflicts and related supply chain disruptions, increases in the cost of memory, computing power, and related raw materials, and actual or perceived instability in the U.S. and global banking systems, and their impact on our customers, partners, vendors, employees, results of operations, liquidity, and financial condition;
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
•our expectations regarding our outstanding convertible senior notes, including the related capped call transactions, and any potential repurchases of convertible senior notes or plans to settle conversions;

•our ability to release a significant portion of our valuation allowance in the U.S. in the next 12 months; and
•the future market prices of our common stock.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$915,475	$1,031,053
Short-term investments	678,062	906,456
Accounts receivable, net	30,585	30,995
Acquired card receivables, net of allowances of $12,915 and $13,742 as of September 30, 2026 and June 30, 2026, respectively	892,553	811,807
Prepaid expenses and other current assets	301,383	302,158
Funds held for customers	4,131,098	4,352,633
Total current assets	6,949,156	7,435,102
Non-current assets:
Operating lease right-of-use assets, net	27,361	47,821
Property and equipment, net	138,896	144,945
Intangible assets, net	146,981	162,146
Goodwill	2,396,509	2,396,509
Other assets	32,790	31,616
Total assets	$9,691,693	$10,218,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,037	$9,637
Accrued compensation and benefits	16,801	32,930
Deferred revenue	20,355	19,377
Other accruals and current liabilities	332,405	387,259
Convertible senior notes, net	123,204	123,057
Customer fund deposits	4,131,098	4,352,633
Total current liabilities	4,630,900	4,924,893
Non-current liabilities:
Deferred revenue	260	333
Operating lease liabilities	45,829	48,468
Borrowings from credit facilities	330,000	330,000
Convertible senior notes, net	1,384,200	1,383,066
Other long-term liabilities	889	777
Total liabilities	6,392,078	6,687,537
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	5,655,049	5,626,327
Accumulated other comprehensive loss	(21,514)	(6,415)
Accumulated deficit	(2,333,922)	(2,089,312)
Total stockholders' equity	3,299,615	3,530,602
Total liabilities and stockholders' equity	$9,691,693	$10,218,139
See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2026	2025
Revenue
Subscription and transaction fees (1)	$316,388	$276,714
Interest on funds held for customers	37,386	37,736
Total revenue (1)	353,774	314,450
Cost of revenue
Service costs	68,950	66,066
Depreciation and amortization (2)	12,703	10,937
Total cost of revenue	81,653	77,003
Gross profit (1)	272,121	237,447
Operating expenses
Research and development	50,519	80,289
Sales and marketing (1)	57,980	67,925
General and administrative	65,281	76,919
Provision for expected credit losses	14,540	16,096
Depreciation and amortization (2)	8,271	8,067
Restructuring	24,372	8,870
Total operating expenses (1)	220,963	258,166
Income (loss) from operations	51,158	(20,719)
Other income, net	10,335	17,906
Income (loss) before provision for income taxes	61,493	(2,813)
Provision for income taxes	1,240	149
Net income (loss)	$60,253	$(2,962)

Net income (loss) per share attributable to common stockholders:
Basic	$0.69	$(0.03)
Diluted	$0.61	$(0.03)
Weighted-average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	87,016	101,922
Diluted	100,967	101,922
(1) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 for additional information.
(2) Depreciation and amortization does not include amortization of capitalized internal-use software costs paid in cash of $10.5 million and $4.5 million during the three months ended September 30, 2026 and 2025, respectively, which are included in service costs and general and administrative in the condensed consolidated statements of operations.
See accompanying notes to condensed consolidated financial statements.

4

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2026	2025
Net income (loss)	$60,253	$(2,962)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments in available-for-sale securities	(15,099)	3,005
Comprehensive income	$45,154	$43

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2025	103,012	$2	$5,414,645	$10,197	$(1,510,804)	$3,914,040
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	498	—	(13,804)	—	—	(13,804)
Repurchase and retirement of common stock, including excise tax	(1,695)	—	—	—	(81,713)	(81,713)
Stock-based compensation	—	—	64,145	—	—	64,145
Other comprehensive income	—	—	—	3,005	—	3,005
Net loss	—	—	—	—	(2,962)	(2,962)
Balance at September 30, 2025	101,815	2	$5,464,986	$13,202	$(1,595,479)	$3,882,711

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at June 30, 2026	92,063	$2	$5,626,327	$(6,415)	$(2,089,312)	$3,530,602
Issuance of common stock upon exercise of stock options and release of restricted stock units, net of shares withheld and retired for tax	646	—	(16,930)	—	—	(16,930)
Repurchase and retirement of common stock, including excise tax	(6,839)	—	—	—	(304,863)	(304,863)
Stock-based compensation	—	—	45,652	—	—	45,652
Other comprehensive loss	—	—	—	(15,099)	—	(15,099)
Net income	—	—	—	—	60,253	60,253
Balance at September 30, 2026	85,870	2	$5,655,049	$(21,514)	$(2,333,922)	$3,299,615

See accompanying notes to condensed consolidated financial statements.

BILL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$60,253	$(2,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	40,727	58,805
Amortization of intangible assets	15,165	15,165
Depreciation of property and equipment	5,809	3,839
Amortization of capitalized internal-use software costs and other paid in cash	10,475	4,507
Amortization of debt discount and issuance costs	1,625	1,610
Accretion of discount on investments in marketable debt securities	(4,340)	(7,464)
Accretion of discount on loans held for investment	(7,678)	(6,533)
Provision for expected credit losses on acquired card receivables and other financial assets	10,330	12,190
Provision for expected credit losses on loans held for investment	4,210	3,906
Non-cash operating lease expense	2,147	2,019
Impairment of operating lease right-of-use assets and property and equipment	25,838	—
Other	94	368
Changes in assets and liabilities:
Accounts receivable	385	273
Prepaid expenses and other current assets	(1,195)	5,403
Other assets	(531)	(1,378)
Accounts payable	(2,600)	(9,797)
Other accruals and current liabilities	(62,262)	20,826
Operating lease liabilities	(2,548)	(2,331)
Deferred revenue	905	(1,591)
Net cash provided by operating activities	96,809	96,855
Cash flows from investing activities:
Purchases of corporate and customer fund short-term investments	(188,513)	(372,347)
Proceeds from maturities and sales of corporate and customer fund short-term investments	436,518	328,254
Purchases of loans held for investment	(296,102)	(241,680)
Principal repayments of loans held for investment	290,122	244,471
Acquired card receivables, net	(84,771)	(52,826)
Purchases of property and equipment	(80)	(1,299)
Capitalization of internal-use software costs	(13,836)	(13,294)
Other	(942)	—
Net cash provided by (used in) investing activities	142,396	(108,721)

	Three Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Customer fund deposits liability	(216,428)	(68,715)
Prepaid card deposits	(5,223)	16,764
Repurchase of common stock	(312,163)	(83,145)
Proceeds from line of credit borrowings	—	150,000
Proceeds from exercise of stock options	1,028	276
Tax withholdings related to net share settlements of equity awards	(17,958)	(14,080)
Net cash provided by (used in) financing activities	(550,744)	1,100
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	8	75
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(311,531)	(10,691)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	3,765,233	3,550,885
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,453,702	$3,540,194
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$915,475	$1,099,628
Restricted cash included in other current assets	141,237	111,842
Restricted cash included in other assets	3,304	4,885
Restricted cash and restricted cash equivalents included in funds held for customers	2,393,686	2,323,839
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$3,453,702	$3,540,194

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
The Company is a provider of software and payments products for small and midsized businesses designed to simplify, digitize and automate back-office financial processes, including cloud-based payments, accounts payable, accounts receivable, and spend and expense management.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to state fairly the Company’s financial position, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2027 or for any other future annual or interim period. The unaudited condensed consolidated balance sheet as of June 30, 2026 included herein was derived from the audited financial statements for the year ended June 30, 2026, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. All intercompany accounts and transactions have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (2026 10-K).
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
On a regular basis, the Company’s CODM is provided with significant segment expenses as reported within the condensed consolidated statements of operations, adjusted for depreciation, amortization and restructuring, as presented in the condensed consolidated statements of operations, stock-based compensation (refer to Note 8), and amortization of debt issuance costs (refer to Note 9). Other items included in the segment's profit or loss measure are interest income, interest expense (refer to Note 9), and provision for income taxes presented in the condensed consolidated statements of operations and comprehensive income. In addition, on a regular basis the CODM is also provided with losses from fraud, which are included in general and administrative, and were $7.4 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively.
Total revenue from external customers outside of the U.S. was less than 3% of consolidated total revenue during each of the three months ended September 30, 2026 and 2025.

Reclassification
Certain accounts in the prior period consolidated statements of cash flows were reclassified to conform with the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Management regularly assesses these estimates, including, but not limited to, useful lives of long-lived assets; capitalization of internal-use software costs; the estimate of expected credit losses on accounts receivable, acquired card receivables, and loans held for investment; accrual for rewards; benefit periods used to amortize deferred costs; reserve for losses on funds held for customers; valuation of deferred tax assets; and valuation of long-lived assets. The Company evaluates these estimates and assumptions and adjusts them accordingly. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.
Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized. The Company monitors goodwill for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No triggering events indicating possible impairment were identified during the three months ended September 30, 2026 or in any prior period. The Company continually evaluates its current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of government budget cuts, government shutdowns and tariffs, volatility related to changes in rates of inflation, interest rates, the strength of the U.S. dollar, geopolitical conflicts, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of the Company’s single reporting unit. As a result, the Company may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.
Impairment of Long-lived Assets
The Company evaluates long-lived assets, including operating lease right-of-use (ROU) assets, property and equipment and finite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including, but not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. The evaluation is performed at the asset group level, which represents the lowest level of identifiable cash flows. Recoverability is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows are less than the carrying amount, the carrying amount of such assets is reduced to fair value.
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

The Company performs credit evaluations to verify the credit quality of its Financial Assets and determine any at-risk financial instruments. As of September 30, 2026 and June 30, 2026, the allowance for expected credit losses related to accounts receivable, acquired card receivables, and loans held for investment totaled $27.3 million and $28.3 million, respectively.
There were no customers that exceeded 10% of the Company’s total revenue during the three months ended September 30, 2026 and 2025.
Foreign Currency
The functional currency of the Company's foreign subsidiary is the U.S. dollar, which is the Company's reporting currency. Gains and losses from the remeasurement of transactions denominated in foreign currencies other than the functional currency of the foreign subsidiary are included in other income, net in the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the 2026 10-K, except as noted below:
Change in accounting principle
Effective July 1, 2026, the Company voluntarily changed its accounting principle related to the presentation of rewards paid to spending businesses using its card products. Previously, the Company classified rewards as sales and marketing expenses within operating expenses. Under the new accounting principle, these rewards are classified as a reduction of interchange revenue within subscription and transaction fees. The Company believes this change is preferable as it better reflects the economic substance of the card rewards program and aligns the Company's financial reporting with the financial information used internally by the Company. Furthermore, the net presentation aligns the Company’s financial reporting with prevalent industry practice among fintech and card-issuing peers, enhancing comparability for investors and analysts. This change in classification had no impact on the Company’s operating income, net income (loss), net income (loss) per share, net assets, or cash flows for any period presented.
The Company applied this change retrospectively to the prior periods presented to conform with the current period presentation. The following table summarizes the effects of the change on the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2025
	As previously reported	Effect of change	As adjusted
Revenue:
Subscription and transaction fees	$358,005	$(81,291)	$276,714
Total revenue	395,741	(81,291)	314,450
Gross profit	318,738	(81,291)	237,447
Operating expenses:
Sales and marketing	149,216	(81,291)	67,925
Total operating expenses	$339,457	$(81,291)	$258,166
New Accounting Pronouncements and Disclosure Rules Recently Adopted
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326). The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. The Company adopted ASU 2025-05 on July 1, 2026 on a prospective basis. The adoption did not have a material impact on the condensed consolidated financial statements.
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
There have been no changes to the Company’s new accounting pronouncements and disclosures not yet adopted as described in the 2026 10-K.
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

	Three Months Ended September 30,
	2026	2025 (1)
BILL AP/AR	$200,389	$178,596
BILL Spend and Expense	92,463	75,995
Integrated platform	292,852	254,591
Embedded Solutions and Other	23,536	22,123
Total subscription and transaction fees	316,388	276,714
Interest on funds held for customers	37,386	37,736
Total revenue	$353,774	$314,450
(1) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 for additional information.
Deferred revenue
Fees from customers with which the Company has annual or multi-year contracts are generally billed in advance. These fees are initially recorded as deferred revenue and subsequently recognized as revenue as the performance obligation is satisfied. During the three months ended September 30, 2026, the Company recognized $9.0 million of revenue that was included in the deferred revenue balances as of June 30, 2026.
Remaining performance obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), including deferred revenue, was $52.4 million. Of the total remaining performance obligations, the Company expects to recognize approximately 64% over the next year, 31% between one to two years and 5% thereafter. The Company determines remaining performance obligations at a point in time based on contracts with customers. However, actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
Unbilled revenue
Unbilled revenue consists of revenue recognized that has not been billed to the customers yet. Unbilled revenue was $20.0 million and $19.6 million as of September 30, 2026 and June 30, 2026, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

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

The following table summarizes the fair values of the financial assets and liabilities, determined using quoted market prices of identical assets or market prices of similar assets from active markets as of the dates presented (in thousands):

		Fair Value at
	Pricing Category	September 30, 2026	June 30, 2026
Assets
Cash equivalents:
Money market funds	Level 1	$356,551	$378,254
U.S. treasury securities	Level 2	8,698	—

Short-term investments:
Corporate bonds	Level 2	282,749	409,323
U.S. treasury securities	Level 2	369,552	436,610
Asset-backed securities	Level 2	25,761	50,255
Certificates of deposit	Level 2	—	10,268

Funds held for customers:
Restricted cash equivalents:
Money market funds	Level 1	1,294,105	1,653,401
Corporate bonds	Level 2	7,059	—

Short-term investments:
Corporate bonds	Level 2	408,637	403,016
U.S. treasury securities	Level 2	1,216,703	1,201,563
Certificates of deposit	Level 2	16,884	47,865
Asset-backed securities	Level 2	46,527	64,939
Municipal bonds	Level 2	15,702	19,726

Operating lease right-of-use assets and property and equipment	Level 3	15,506	—

Liabilities (1)
0% 2027 Notes	Level 2	120,349	119,606
0% 2030 Notes	Level 2	$1,188,782	$1,208,480
(1) These liabilities are carried at par value, less the unamortized issuance costs in the accompanying condensed consolidated balance sheets.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The Company's financial instruments that are not measured and recorded at fair value, such as cash, restricted cash, acquired card receivables, loans held for investment, interest receivables, network incentive receivables, and borrowings from credit facilities, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, interest receivables, incentive receivables and borrowings from credit facilities would be classified as Level 2 and the acquired card receivables and loans held for investment would be classified as Level 3 in the fair value hierarchy.

Impairment of Operating Lease Right-of-Use Assets
During the three months ended September 30, 2026, the Company recorded non-cash impairment charges of $25.8 million, which are included in restructuring in the accompanying condensed consolidated statements of operations, for operating lease ROU assets and property and equipment as part of the Company's transition to a remote-first company. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions. The significant inputs used in the fair value measurement of the operating lease ROU assets were expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates to reflect the level of risk associated with receiving future cash flows. As these inputs are not based on observable market data, the assets represent a Level 3 measurement within the fair value hierarchy. Refer to Note 12 for additional information.
NOTE 4 – SHORT-TERM INVESTMENTS AND FUNDS HELD FOR CUSTOMERS
The following table summarizes the assets underlying short-term investments and funds held for customers as of the dates presented (in thousands):

	September 30, 2026	June 30, 2026
Short-term investments:
Available-for-sale debt securities	$678,062	$906,456
Total short-term investments	678,062	906,456
Funds held for customers:
Restricted cash	1,095,918	943,618
Restricted cash equivalents	1,301,164	1,653,401
Funds receivable	41,243	46,346
Available-for-sale debt securities	1,704,453	1,737,109
Total funds held for customers	4,142,778	4,380,474
Less - interest income included in other current assets (1)	(11,680)	(27,841)
Total funds held for customers, net of income earned by the Company	$4,131,098	$4,352,633
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

The following table summarizes the estimated fair value of available-for-sale debt securities, included within short-term investments and funds held for customers, as of the dates presented (in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$283,530	$5	$(786)	$282,749
U.S. treasury securities	375,656	—	(6,104)	369,552
Asset-backed securities	25,795	4	(38)	25,761
Total short-term investments	$684,981	$9	$(6,928)	$678,062
Funds held for customers:
Corporate bonds	$409,311	$65	$(739)	$408,637
U.S. treasury securities	1,230,326	100	(13,723)	1,216,703
Asset-backed securities	46,525	29	(27)	46,527
Certificates of deposit	16,884	—	—	16,884
Municipal bonds	15,824	—	(122)	15,702
Total funds held for customers	$1,718,870	$194	$(14,611)	$1,704,453

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Corporate bonds	$408,649	$703	$(29)	$409,323
U.S. treasury securities	439,718	11	(3,119)	436,610
Asset-backed securities	50,268	32	(45)	50,255
Certificates of deposit	10,268	—	—	10,268
Total short-term investments	$908,903	$746	$(3,193)	$906,456
Funds held for customers:
Corporate bonds	$402,347	$706	$(37)	$403,016
Certificates of deposit	47,865	—	—	47,865
Asset-backed securities	64,788	166	(15)	64,939
Municipal bonds	19,772	4	(50)	19,726
U.S. treasury securities	1,206,130	817	(5,384)	1,201,563
Total funds held for customers	$1,740,902	$1,693	$(5,486)	$1,737,109
The amortized cost and fair value amounts for short-term investments include interest receivables of $5.4 million and $7.9 million as of September 30, 2026 and June 30, 2026, respectively. The amortized cost and fair value amounts for funds held for customers include interest receivables of $14.4 million as of each of September 30, 2026 and June 30, 2026.

The following table summarizes fair value of the Company's available-for-sale debt securities, included within short-term investments and funds held for customers, by remaining contractual maturity as of the dates presented (in thousands):

	September 30, 2026	June 30, 2026
Due within 1 year	$1,149,440	$1,250,220
Due in 1 year through 5 years	1,233,075	1,393,131
Due in 5 years through 10 years	—	214
Total	$2,382,515	$2,643,565
As of September 30, 2026, approximately 420 out of approximately 540 investments in available-for-sale debt securities were in an unrealized loss position. The following tables show gross unrealized losses and fair values for those investments that were in an unrealized loss position as of the dates presented (in thousands):

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$261,468	$(786)	$—	$—	$261,468	$(786)
U.S. treasury securities	369,552	(6,104)	—	—	369,552	(6,104)
Asset-backed securities	18,640	(35)	122	(3)	18,762	(38)
Total short-term investments	$649,660	$(6,925)	$122	$(3)	$649,782	$(6,928)
Funds held for customers:
Corporate bonds	$169,257	$(739)	$—	$—	$169,257	$(739)
U.S. treasury securities	996,202	(13,723)	—	—	996,202	(13,723)
Asset-backed securities	19,539	(27)	—	—	19,539	(27)
Municipal bonds	15,702	(122)	—	—	15,702	(122)
Total funds held for customers	$1,200,700	$(14,611)	$—	$—	$1,200,700	$(14,611)

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Short-term investments:
Corporate bonds	$60,578	$(29)	$—	$—	$60,578	$(29)
U.S. treasury securities	391,291	(3,119)	—	—	391,291	(3,119)
Asset-backed securities	25,679	(41)	236	(4)	25,915	(45)
Total short-term investments	$477,548	$(3,189)	$236	$(4)	$477,784	$(3,193)
Funds held for customers:
Corporate bonds	$47,958	$(37)	$—	$—	$47,958	$(37)
Asset-backed securities	2,475	(15)	—	—	2,475	(15)
U.S. treasury securities	691,322	(5,384)	—	—	691,322	(5,384)
Municipal bonds	13,760	(50)	—	—	13,760	(50)
Total funds held for customers	$755,515	$(5,486)	$—	$—	$755,515	$(5,486)
Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
There have been no significant realized gains or losses on the short-term investments and funds held for customers during the three months ended September 30, 2026 and 2025.
NOTE 5 – ACQUIRED CARD RECEIVABLES
As of September 30, 2026, approximately $481.4 million of the acquired card receivables balance served as collateral for the Company’s borrowings from the Revolving Credit Facilities (as defined below, see Note 7).
The Company incurred losses related to card transactions disputed by spending businesses. The amounts were not material during the three months ended September 30, 2026 and 2025.
The acquired card receivables balances do not include purchases of participation interests in card receivables from the Company's card issuing partner banks (Issuing Banks) that have not cleared at the end of the reporting period. Purchases of participation interests in card receivables that have not cleared as of September 30, 2026 totaled $74.4 million. The Company recognized an immaterial amount of expected credit losses on the card receivables that have not cleared yet as of September 30, 2026.
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

	September 30, 2026	June 30, 2026
Current and less than 30 days past due	$892,658	$810,572
30 ~ 59 days past due	5,802	5,720
60 ~ 89 days past due	3,865	5,595
90 ~ 119 days past due	3,127	3,613
Over 119 days past due	16	49
Total	$905,468	$825,549
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance, beginning	$13,742	$15,020
Provision for expected credit losses	10,318	12,194
Charge-off amounts	(15,112)	(14,648)
Recoveries collected	3,967	2,651
Balance, ending	$12,915	$15,217
Card receivables acquired from the Issuing Banks were $7.0 billion and $6.2 billion during the three months ended September 30, 2026 and 2025, respectively. The provision for expected credit losses related to acquired card receivables decreased during the three months ended September 30, 2026 compared to the same prior year period due to improvements in delinquency performance, which was partially offset by portfolio growth. The charge-offs related to acquired card receivables increased during the three months ended September 30, 2026 compared to the same prior year period primarily due to portfolio growth.
NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment represent funds advanced under a line of credit agreement, through a partnership with a third-party bank (the Originating Bank Partner). Loans held for investment are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and consisted of the following as of the dates presented (in thousands):

	September 30, 2026	June 30, 2026
Unpaid principal balance	$72,798	$64,925
Less: Discount at loan purchase, net of amortization	(1,843)	(1,712)
Less: Allowance for expected credit losses	(14,070)	(14,190)
Loans held for investment, net	$56,885	$49,023
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

	September 30, 2026	June 30, 2026
Current and less than 30 days past due	$66,145	$57,994
30 ~ 59 days past due	2,282	2,202
60 ~ 89 days past due	1,042	1,638
90 ~ 119 days past due	1,486	1,379
Total	$70,955	$63,213
Allowance for Credit Losses
Below is a summary of the changes in allowance for credit losses presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance, beginning	$14,190	$14,853
Provision for expected credit losses	4,210	3,906
Charge-off amounts	(4,620)	(4,364)
Recoveries collected	290	258
Balance, ending	$14,070	$14,653

NOTE 7 – DEBT AND BORROWINGS
Debt and borrowings consisted of the following (in thousands):

	Carrying Value at
	September 30, 2026	June 30, 2026	Expected Remaining Term (years)	Annualized Effective Interest Rate at September 30, 2026
Current liabilities:
Convertible senior notes:
2027 Notes, principal	$123,548	$123,548	0.5	0.48%
Less: unamortized debt discount and issuance costs	(344)	(491)
Convertible senior notes, net current	123,204	123,057
Non-current liabilities:
Convertible senior notes:
2030 Notes, principal	1,400,000	1,400,000	3.5	0.33%
Less: unamortized debt discount and issuance costs	(15,800)	(16,934)
Convertible senior notes, net	1,384,200	1,383,066
Revolving credit facility:
2021 Credit Facility	180,000	180,000	1.6	6.08%
2025 Credit Facility	150,000	150,000	1.2	6.24%
Borrowings from Revolving Credit Facility (1)	330,000	330,000
Total	$1,837,404	$1,836,123
(1) Unamortized debt issuance costs balance for the Revolving Credit Facilities was $1.2 million and $1.6 million as of September 30, 2026 and June 30, 2026, respectively, and is included in other assets on the condensed consolidated balance sheets.
Convertible senior notes
2030 Notes
On December 6, 2024, the Company issued $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Notes are subject to the terms and conditions of the indenture governing the 2030 Notes between the Company and Computershare Trust Company, N.A., as trustee (in its capacity as trustee for each of the 2030 Notes, the 2025 Notes (as defined below) and the 2027 Notes (as defined below), as applicable, the Notes Trustee). The net proceeds from the issuance of the 2030 Notes were $1.38 billion, after deducting the debt discount and debt issuance costs totaling $24.0 million.
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
The "if-converted" value of the 2030 Notes did not exceed the principal amount of $1.4 billion as of each of September 30, 2026 and June 30, 2026.

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
On December 6, 2024, using proceeds from the issuance of the 2030 Notes, the Company entered into privately negotiated transactions with certain holders of its 2027 Notes to repurchase $451.5 million aggregate principal amount for an aggregate cash repurchase price of $408.6 million, inclusive of transaction costs. The carrying amount of the extinguished 2027 Notes was $446.5 million, net of unamortized issuance cost of $5.0 million, resulting in a $37.9 million gain recorded in other income, net in the accompanying condensed consolidated statement of operations.
The "if-converted" value of the 2027 Notes did not exceed the principal amount of $123.5 million as of each of September 30, 2026 and June 30, 2026.
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
On December 6, 2024, using proceeds from the issuance of the 2030 Notes, the Company entered into privately negotiated transactions with certain holders of its 2025 Notes to repurchase $133.9 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $130.8 million, inclusive of transaction costs. The carrying amount of the extinguished 2025 Notes was $133.4 million, net of unamortized issuance cost of $0.5 million, resulting in a $2.6 million gain recorded in other income, net in the accompanying condensed consolidated statement of operations. In fiscal 2024, the Company repurchased $982.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions.
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
Revolving Credit Facilities
2021 Credit Facility
The Company's Revolving Credit and Security Agreement, by and among Divvy Peach, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (Divvy Peach), and Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (as amended from time to time, the 2021 Credit Facility), was initially executed in March 2021, amended in August 2022 to finance the acquisition of card receivables from the Company by Divvy Peach (Divvy Peach Receivables) and is secured by such Divvy Peach Receivables and certain collateral, and subject to a limited guarantee by BILL Holdings, Inc. On October 29, 2025, the Company further amended the 2021 Credit Facility to extend the maturity date and reduce the interest rate from 2.65% to 1.95% plus SOFR (subject to a floor rate of 0.25%) per annum. The 2021 Credit Facility matures in May 2028 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization is $180.0 million, or 60% of the total commitment. Total outstanding borrowings were $180.0 million as of September 30, 2026.
2025 Credit Facility
The Company's Revolving Credit and Security Agreement by and among Odin Financing, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (Odin), JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the 2025 Credit Facility and together with the 2021 Credit Facility, the Revolving Credit Facilities) was executed in May 2025 to finance the acquisition of card receivables from the Company by Odin (Odin Receivables), and is secured by such Odin Receivables and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. Borrowings bear interest per annum based on SOFR or an adjusted benchmark rate plus an applicable margin of 1.80%. The 2025 Credit Facility matures in November 2027 or earlier pursuant to the agreement and has a total commitment of $300.0 million. The required minimum utilization is $150.0 million, or 50% of the total commitment, starting two months after execution of the agreement. Total outstanding borrowings were $150.0 million as of September 30, 2026.
Under each of the Revolving Credit Facilities, the Company is required to comply with certain restrictive covenants, including liquidity requirements. As of September 30, 2026, the Company was in compliance with such covenants.
While the financial statements of Divvy Peach and Odin are consolidated with those of the Company in the accompanying condensed consolidated financial statements, each of Divvy Peach and Odin are separate legal entities from the Company. The respective assets of Divvy Peach (including the Divvy Peach Receivables) and Odin (including the Odin Receivables) are owned by Divvy Peach and Odin, respectively, and are solely available to satisfy their respective creditors.

NOTE 8 – STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Stock-based compensation by award type (in thousands):

	Three Months Ended September 30,		As of September 30, 2026
	2026	2025	Unrecognized compensation	Weighted-average recognition period (in years)
Restricted stock units (RSUs)	$40,281	$56,783	$287,031	2.2
Performance-based awards	2,502	3,046	22,661	1.7
Employee stock purchase plan	874	2,002	2,053	0.6
Market-based RSUs	1,995	1,927	23,710	2.5
Stock options	—	387	—	0.0
Total stock-based compensation	$45,652	$64,145	$335,455
Stock-based compensation was included in the following line items in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenue - subscription and transaction fees	$655	$609
Cost of revenue - service costs	2,026	2,345
Research and development	14,642	25,900
Sales and marketing	5,618	9,626
General and administrative	16,946	20,325
Restructuring	840	—
Total amount charged to income (loss) from operations	40,727	58,805
Property and equipment (capitalized internal-use software)	4,925	5,340
Total stock-based compensation	$45,652	$64,145
Share Repurchase Program
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

The table below sets forth information regarding repurchases made pursuant to the Company's share repurchase programs as of September 30, 2026 (in thousands, except per share data):

Period	Shares repurchased	Total amount repurchased(1)	Average price paid per share(1)	Available for future share repurchases
Fiscal 2026
First quarter
August 2024 Share Repurchase Program	1,392	$65,454	$47.02	—
August 2025 Share Repurchase Program	303	16,259	$53.71	—
Total	1,695	$81,713
Fiscal 2027
First quarter
2026 Share Repurchase Authorization	6,839	$304,863	$44.58	$400,005
Total	6,839	$304,863
(1) Amounts include an immaterial amount of accrued excise tax.
The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and an increase to accumulated deficit on the Company's condensed consolidated balance sheets.
NOTE 9 – OTHER INCOME, NET
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Interest income	$17,186	$25,166
Interest expense	(4,745)	(5,120)
Amortization of debt discount and issuance costs	(1,625)	(1,610)
Other	(481)	(530)
Total other income, net	$10,335	$17,906
NOTE 10 – INCOME TAXES
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim periods. The Company's income tax provision was $1.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.
The Company’s effective tax rate differs from the federal statutory rate primarily due to valuation allowance positions in its federal and state jurisdictions. The income tax expense during the three months ended September 30, 2026 pertained mainly to an estimated cash tax liability and an increase in the net deferred tax liability.
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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act of 2025 (OBBBA) into law, which extends and modifies various domestic and international business tax frameworks originally enacted under the Tax Cuts and Jobs Act. The legislation includes multiple effective dates, with certain provisions that took effect in fiscal 2026 and others taking effect through fiscal 2028. The Company has reflected the impact of the OBBBA in its condensed consolidated financial statements and will continue to evaluate any changes needed when additional guidance becomes available.
The Company regularly evaluates the realizability of its deferred tax assets (DTAs) by assessing all available evidence, both positive and negative, to determine whether it is more likely than not that some or all of the DTAs will not be realized. The Company considers its historical earnings, volatility in actual earnings, impact of permanent book to tax difference, the timing of reversal of existing temporary differences, and future profitability to assess its valuation allowance. As of September 30, 2026, substantially all of the Company's U.S. DTAs, net of deferred tax liabilities, were subject to a valuation allowance. If sufficient positive evidence emerges, some or all of the valuation allowance could be released. Such a release would result in a non-cash income tax benefit in the period of release and the recognition of additional DTAs in the accompanying condensed consolidated statements of operations and balance sheets, respectively.
Based on the Company's assessment of current income and anticipated future earnings, there is a reasonable possibility that the Company will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 12 months. However, the Company's judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute the Company's business plans, and the amount of stock-based compensation tax deductions available in the future.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Unused Credit Arrangements
As of September 30, 2026, the Company, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.5 billion in unused credit available to spending businesses using the Company's BILL Divvy Card product and borrowers using the invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using the BILL Divvy Card product and borrowers using the invoice financing product at any one time.
The Company manages credit risk exposure by limiting total credit for each spending business using the BILL Divvy Card product and borrowers using the invoice financing product. The Company periodically reviews credit lines to assess different factors, including account usage and creditworthiness of spending businesses using BILL Divvy Card product and borrowers using the invoice financing product. The credit lines can be terminated by the Company at any time, and they do not necessarily represent future cash requirements. The Company does not record a liability for expected credit losses for unused lines of credit as they are unconditionally cancellable.
Commitments
During the three months ended September 30, 2026, there have been no material changes to the Company's contractual obligations or non-cancelable operating leases from those disclosed in Note 14 to the financial statements in the 2026 10-K.
Litigation
From time to time, the Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of each of September 30, 2026 and June 30, 2026, the Company’s reserve for litigation is immaterial. The Company reviews these provisions periodically and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

NOTE 12 – RESTRUCTURING
The Company is committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. In May 2026, the Company announced a reduction in force impacting 30% of the Company's workforce, which was substantially completed as of September 30, 2026.
In August 2026, the Company announced its decision to transition to a remote-first company and reduce its real property footprint. During the three months ended September 30, 2026, in connection with this transition, the Company exited a portion of its leased office spaces, which it intends to sublease, and reassessed the related operating lease ROU assets and property and equipment for recoverability. As of the measurement date of September 30, 2026, the Company determined that the carrying amount of the asset exceeded its estimated fair value and recorded a non-cash impairment charge of $25.8 million for operating lease ROU assets and property and equipment, which is included in restructuring in the accompanying condensed consolidated statements of operations.
The Company continues to consider actions to improve structural efficiencies and optimize operations in future periods.
The following table summarizes the restructuring liability that is included in other accruals and current liabilities, and accounts payable on the accompanying condensed consolidated balance sheets as of September 30, 2026:

	Severance and termination benefits	Other	Total restructuring liability
Balance, at June 30, 2026	$56,116	$124	$56,240
Charges	—	—	—
Adjustments	(2,608)	—	(2,608)
Cash payments	(50,788)	(15)	(50,803)
Balance, at September 30, 2026	$2,720	$109	$2,829

NOTE 13 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026 (1)	2025
Numerator:
Net income (loss) attributable to common stockholders
Basic	$60,253	$(2,962)
Amortization of debt issuance costs	1,255	—
Diluted	$61,508	$(2,962)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	87,016	101,922
Effect of dilutive securities:
Convertible senior notes	12,018	—
Equity awards	1,933	—
Diluted	100,967	101,922
Net income (loss) per share attributable to common stockholders
Basic	$0.69	$(0.03)
Diluted	$0.61	$(0.03)
(1) For the three months ended September 30, 2026, the dilutive effect of outstanding equity awards is reflected in diluted earnings per share by application of the treasury stock method and if-converted method.
Potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Equity awards	1,915	9,237
Convertible senior notes	—	12,226
Total	1,915	21,463
Shares issuable under the Notes are subject to adjustment up to approximately 16.3 million shares if certain corporate events occur prior to the maturity date of the Notes or if the Company issues a notice of redemption. As of September 30, 2026, no conversion was triggered for the Notes.

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
We efficiently reach small and midsized businesses (SMBs) through our proven direct and indirect go-to-market strategies. We acquire new businesses to use our solutions directly through digital marketing and inside sales, and indirectly through accounting firms, financial institution partnerships, and software providers. As of September 30, 2026, our partners included some of the most trusted brands in the financial services business, and more than 85 of the top 100 accounting firms. As we add customers and partners, we expect our network to continue to grow organically.
In fiscal 2026, we launched BILL AI, including our first suite of AI agents, which are designed to simplify and accelerate SMB workflows, including W-9 filings, customer support and assistance, touchless transactions, automatic reconciliations and complex invoice coding. We recently announced an expanded suite of AI features, including new risk intelligence, a consolidated control hub, AI-assisted onboarding, an external MCP connector, a smarter inbox, and BILL inside Claude connector marketplace. A newly announced collaboration with Visa and Billtrust marks the debut of the first live pilot empowering AI agents to execute approved buyer invoice payments through supplier portals from start to finish. Furthermore, our newly announced embed partnership with Blackbaud expands upon prior partnerships with Paychex, Oracle NetSuite, and Acumatica — all under our "Embed 2.0" initiative, which aims to deliver our platform capabilities as embeddable solutions through third-party platforms. We expect this approach will extend our platform's reach and offer new payment capabilities to our partners' users.
We have grown significantly and scaled our business operations in recent periods. Our revenue was $353.8 million and $314.5 million during the three months ended September 30, 2026 and 2025, respectively, representing an increase of $39.3 million. We generated net income of $60.3 million compared to a net loss of $3.0 million during the three months ended September 30, 2026 and 2025, respectively.

Macroeconomic and Other Factors
Current macroeconomic conditions and uncertainties, including volatility in interest rates and borrowing costs, inflation, changes in currency exchange rates (including changes in the value of the U.S. dollar), the impact of the ongoing rapid development and adoption of new AI capabilities, ongoing geopolitical conflicts and related supply chain disruptions, increases in the cost of memory, computing power, and related raw materials, and recent changes in international trading relationships and U.S. and foreign tariff rates have impacted and could continue to impact our business and the SMBs we serve. SMBs are particularly susceptible to changes in overall economic and financial conditions, and certain SMBs may, in the event of adverse economic conditions a recession or increased borrowing costs, moderate their expenditures, shift to lower-cost methods of payment, or cease operations entirely. The interest income we generate on funds held for customers is subject to the effects of interest rate volatility. We intend to continue to monitor macroeconomic conditions closely and to take appropriate financial or operational actions in response to such conditions.
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. In May 2026, we announced a reduction in force (RIF) impacting 30% of our workforce, which was substantially completed as of September 30, 2026. In August 2026, we announced our decision to transition to a remote-first company and reduce our real property footprint. As of September 30, 2026, we exited a portion of our leased office spaces, which we intend to sublease, and recognized a non-cash impairment charge on operating lease right-of-use (ROU) assets and property and equipment. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Any of the conditions and uncertainties described above may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that macroeconomic factors, actual or perceived instability in the U.S. and global banking systems, or ongoing global geopolitical conflicts will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including economic downturns or recessions, government budget cuts and government shutdowns, tariffs and other changes in trade policy, changes in central bank policies and interest rates, rates of inflation, changes in the value of the U.S. dollar, the related impact to our customers, spending businesses, subscribers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

	As of September 30,
	2026	2025	% Growth
Businesses using our solutions (1)	475,300	498,500	(5)%

	Three Months Ended September 30,
	2026	2025	% Growth
Total Payment Volume (billions) (2)	$101.8	$89.3	14%

	Three Months Ended September 30,
	2026	2025	% Growth
Transactions processed (millions) (3)	38.0	33.3	14%

(1)As of September 30, 2026, the total number of BILL AP/AR customers was approximately 186,300; the total number of spending businesses that used our BILL Spend and Expense solution was approximately 47,100; and the total number of Embedded Solutions and Other customers was approximately 241,900.
(2)During the three months ended September 30, 2026, the Total Payment Volume (TPV) by BILL AP/AR customers was approximately $85.0 billion; the total card payment volume transacted by spending businesses that used BILL Divvy Cards was approximately $6.9 billion; and the TPV transacted by Embedded Solutions and Other customers was approximately $9.9 billion.
(3)During the three months ended September 30, 2026, the total number of transactions executed by BILL AP/AR customers was approximately 12.9 million; the total number of transactions executed by spending businesses that used BILL Divvy Cards was approximately 22.3 million; and the total number of transactions executed by Embedded Solutions and Other customers was approximately 2.8 million.
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
Total Payment Volume
To grow revenue from businesses using our solutions, we must deliver a product experience that helps them automate their back-office financial operations. The more they use and rely upon our product offerings to automate their operations, the more transactions they process on our platform. This metric provides an important indication of the aggregate value of transactions that businesses using our solutions are completing on our platform and is an indicator of our ability to generate revenue from businesses using our solutions. We define TPV as the total value of transactions that we process on our platform during a particular period, comprising transactions from BILL AP/AR customers, BILL Divvy Card transactions, and transactions executed by Embedded Solutions and Other customers. Our calculation of TPV is presented gross of payments that may be subsequently reversed. Such reversals accounted for less than 2% of TPV during each of the three months ended September 30, 2026 and 2025.
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
We offer a rewards program to spending businesses using our card products. Rewards are earned based on transaction volume and are recorded as a reduction of interchange revenue within subscription and transaction fees.
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
Provision for expected credit losses – Provision for expected credit losses represents the amount of expense required to maintain the allowance for expected credit losses on our condensed consolidated balance sheets, which represents management’s estimate of expected credit losses. In the event that our receivables outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the provision for expected credit losses. The provision is determined based on our estimate of expected credit losses on acquired card receivables, loans held for investment and accounts receivable on our balance sheets, changes in our estimate of expected credit losses on receivables outstanding and loans held for investment as of the end of the period and the net charge-offs incurred in the period.
Depreciation and amortization – Depreciation and amortization consists of depreciation and amortization of property and equipment, and amortization of acquired intangibles, such as developed technology, and customer relationships. Amortization of capitalized internal-use software costs paid in cash is excluded.
Restructuring – Restructuring costs consist primarily of employee severance and other employment termination benefits related to the RIFs, and non-cash impairment charges related to operating lease ROU assets and property and equipment associated with office space we exited and intend to sublease. Additionally, these costs include other costs related to the execution of our efforts to improve organizational agility and efficiency, while also seeking to drive greater profitability. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other income, net – Other income, net consists primarily of interest income on our corporate funds, gain on debt extinguishment and interest expense on our borrowings (including amortization of debt discount and issuance costs).

Provision for income taxes – Income tax expense consists of U.S. federal, state and foreign income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is more likely than not that we will not realize our net deferred tax assets.
Results of Operations
The following table sets forth our results of operations together with the dollar and percentage change for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue
Subscription and transaction fees (1)(2)	$316,388	$276,714	$39,674	14%
Interest on funds held for customers	37,386	37,736	(350)	(1)%
Total revenue (2)	353,774	314,450	39,324	13%
Cost of revenue
Service costs (1)	68,950	66,066	2,884	4%
Depreciation and amortization (3)	12,703	10,937	1,766	16%
Total cost of revenue	81,653	77,003	4,650	6%
Gross profit (2)	272,121	237,447	34,674	15%
Operating expenses
Research and development (1)	50,519	80,289	(29,770)	(37)%
Sales and marketing (1)(2)	57,980	67,925	(9,945)	(15)%
General and administrative (1)	65,281	76,919	(11,638)	(15)%
Provision for expected credit losses	14,540	16,096	(1,556)	(10)%
Depreciation and amortization (3)	8,271	8,067	204	3%
Restructuring (1)	24,372	8,870	15,502	175%
Total operating expenses (2)	220,963	258,166	(37,203)	(14)%
Income (loss) from operations	51,158	(20,719)	71,877	(347)%
Other income, net	10,335	17,906	(7,571)	(42)%
Income (loss) before provision for income taxes	61,493	(2,813)	64,306	(2,286)%
Provision for income taxes	1,240	149	1,091	732%
Net income (loss)	$60,253	$(2,962)	$63,215	(2,134)%
(1) Includes stock-based compensation charged to revenue and expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue - subscription and transaction fees	$655	$609	$46	8%
Cost of revenue - service costs	2,026	2,345	(319)	(14)%
Research and development	14,642	25,900	(11,258)	(43)%
Sales and marketing	5,618	9,626	(4,008)	(42)%
General and administrative	16,946	20,325	(3,379)	(17)%
Restructuring	840	—	840	100%
Total stock-based compensation	$40,727	$58,805	$(18,078)	(31)%
(2) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
(3) Depreciation and amortization does not include amortization of capitalized internal-use software costs paid in cash of $10.5 million and $4.5 million during the three months ended September 30, 2026 and 2025, respectively, which are included in service costs and general and administrative in the condensed consolidated statements of operations.

The following table sets forth the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2026	2025
Revenue
Subscription and transaction fees (1)	89%	88%
Interest on funds held for customers	11%	12%
Total revenue (1)	100%	100%
Cost of revenue
Service costs	19%	21%
Depreciation and amortization	4%	3%
Total cost of revenue	23%	24%
Gross profit (1)	77%	76%
Operating expenses
Research and development	14%	26%
Sales and marketing (1)	16%	22%
General and administrative	19%	24%
Provision for expected credit losses	4%	5%
Depreciation and amortization	2%	3%
Restructuring	7%	3%
Total operating expenses (1)	62%	83%
Income (loss) from operations	15%	(7)%
Other income, net	3%	6%
Income (loss) before provision for income taxes	18%	(1)%
Provision for income taxes	0%	0%
Net income (loss)	18%	(1)%
(1) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Comparison of the three months ended September 30, 2026 and 2025
Revenue
The following table sets forth our revenue during the three months ended September 30, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended September 30,		Change
	2026	2025 (1)	Amount	%
BILL AP/AR	$62,688	$56,072	$6,616	12%
Embedded Solutions and Other	14,622	14,760	(138)	(1)%
Subscription fees	77,310	70,832	6,478	9%
BILL AP/AR	137,701	122,524	15,177	12%
BILL Spend and Expense	92,463	75,995	16,468	22%
Embedded Solutions and Other	8,914	7,363	1,551	21%
Transaction fees	239,078	205,882	33,196	16%
Total subscription and transaction fees	316,388	276,714	39,674	14%
Interest on funds held for customers	37,386	37,736	(350)	(1)%
Total revenue	$353,774	$314,450	$39,324	13%
(1) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Total revenue increased by $39.3 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to:
•a $33.2 million increase in transaction fee revenue primarily due to increased total payment volume driven by the increase in customer adoption of our BILL AP/AR and BILL Spend and Expense products; and
•a $6.5 million increase in subscription fee revenue primarily due to an increase in BILL AP/AR customers as compared to the same prior year period.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2026 and 2025, respectively, were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Cost of revenue:
Service costs	$68,950	$66,066	$2,884	4%
Depreciation and amortization (1)	12,703	10,937	1,766	16%
Total cost of revenue	81,653	77,003	4,650	6%
Gross profit (2)	$272,121	$237,447	$34,674	15%
Gross margin (2)	76.9%	75.5%
(1) Consists of depreciation of property and equipment and amortization of developed technology, excluding amortization of capitalized internal-use software costs paid in cash of $9.3 million and $4.5 million during the three months ended September 30, 2026 and 2025, respectively, which are included in service costs.
(2) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Service costs increased by $2.9 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to:
•a $5.8 million increase in other costs primarily related to an increase in amortization of capitalized internal-use software costs; partially offset by
•a $3.2 million decrease in personnel-related costs, including stock-based compensation expense, primarily driven by our RIFs executed in the prior fiscal year.
Gross margin increased to 76.9% during the three months ended September 30, 2026 as compared to 75.5% for the prior year period primarily due to lower personnel-related costs, including stock-based compensation expense.
Research and Development Expenses
Research and development expenses decreased by $29.8 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to:
•a $32.3 million decrease in personnel-related expense, including stock-based compensation expense, primarily driven by our RIFs executed in the prior fiscal year; partially offset by
•a $1.4 million increase in consulting fees for outside services.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $9.9 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to the following:
•a $13.5 million decrease in personnel-related expense, including stock-based compensation expense and sales commissions, driven by the decrease from our RIFs executed in the prior fiscal year; partially offset by
•a $3.5 million increase in advertising spend, marketing initiatives, and software subscription expenses.
General and Administrative Expenses
General and administrative expenses decreased by $11.6 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to the following:
•a $9.5 million decrease in personnel-related expense, including stock-based compensation expense, driven by our RIFs executed in the prior fiscal year; and
•a $2.8 million decrease in consulting fees for outside services, including fees related to shareholders' activism.
Provision for Expected Credit Losses
Provision for expected credit losses decreased by $1.6 million during the three months ended September 30, 2026 as compared to the prior year period. Provision for expected credit losses from acquired card receivables decreased by $1.9 million during the three months ended September 30, 2026, as compared to the prior year period, primarily due to improvements in delinquency performance, partially offset by portfolio growth.

Depreciation and Amortization
Depreciation and amortization increased by $2.0 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to higher amortization of capitalized internal-use software costs during the period.
Restructuring
Restructuring increased by $15.5 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to a $25.8 million impairment charge on operating lease ROU assets and property and equipment, partially offset by $10.4 million in higher prior year period restructuring charges related to severance and other employment termination benefits in connection with the RIF. Refer to Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other Income, Net
Other income, net decreased by $7.6 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to an $8.0 million decrease in interest income as a result of a lower average balance of corporate funds, and lower yields driven by the decrease in average interest rates throughout the quarter.
Provision for Income Taxes
Provision for income taxes increased by $1.1 million during the three months ended September 30, 2026 as compared to the prior year period, primarily due to an estimated cash tax liability and an increase in the net deferred tax liability.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for depreciation and amortization, and stock-based compensation and related payroll taxes charged to cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit, divided by total revenue. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table shows a reconciliation of our non-GAAP gross profit and non-GAAP gross margin to our gross profit and gross margin for the periods presented (amounts in thousands):

	Three Months Ended September 30,
	2026	2025 (1)
Revenue	$353,774	$314,450
Gross profit	272,121	237,447
Add:
Depreciation and amortization (2)	12,703	10,937
Stock-based compensation and related payroll taxes charged to cost of revenue	2,082	2,405
Non-GAAP gross profit	$286,906	$250,789
Gross margin	76.9%	75.5%
Non-GAAP gross margin	81.1%	79.8%
(1) Prior period amounts have been retrospectively adjusted to reflect a change in accounting principle adopted in the first quarter of fiscal 2027 related to the presentation of rewards. Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
(2) Consists of depreciation of property and equipment and amortization of developed technology that are revenue generating, excluding amortization of capitalized internal-use software costs paid in cash of $9.3 million and $4.5 million during the three months ended September 30, 2026 and 2025, respectively. These amounts are included in service costs in the condensed consolidated statements of operations.
Free Cash Flow
Free cash flow is a non-GAAP measure defined as net cash provided by operating activities, less purchases of property and equipment and capitalization of internal-use software costs. We believe free cash flow is an important liquidity measure of the cash that is generated, after incurring operating expenses, purchases of property and equipment and capitalization of internal-use software costs, for future operational expenses and investment in our business. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in the ordinary course of business. One limitation of free cash flow is that it does not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. Once our business needs and obligations are met, cash can be used to maintain strong balance sheets and invest in future growth. The following table provides a reconciliation of our free cash flow to net cash provided by operating activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$96,809	$96,855
Purchases of property and equipment	(80)	(1,299)
Capitalization of internal-use software costs	(13,836)	(13,294)
Free cash flow	$82,893	$82,262
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents of $915.5 million, our available-for-sale short-term investments of $678.1 million, and our available undrawn Revolving Credit Facilities (as defined below) of $270.0 million. Our cash equivalents are comprised primarily of money market funds, certificates of deposit, and investments in debt securities with original maturities of three months or less at the time of purchase. Our short-term investments are comprised primarily of available-for-sale investments in corporate bonds, certificates of deposit, asset-backed securities, municipal bonds, and U.S. treasury securities with original maturities of more than three months. Our corporate deposits held at large multinational financial institutions and U.S. national or regional banks, may at times exceed federally insured limits. We monitor the financial strength of the financial institutions with which we do business to ensure they are financially sound and present minimal credit risk. We further believe the associated risk of concentration for our investments is mitigated by holding a diversified portfolio of highly rated investments consisting of the money market funds and short-term debt securities described above. We have a total borrowing capacity of

$600.0 million from our Revolving Credit Facilities, and have drawn $330.0 million under the Revolving Credit Facilities as of September 30, 2026. Our principal uses of cash are funding our operations and other working capital requirements, including the contractual and other obligations discussed below.
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
As of September 30, 2026, our principal commitments to settle our contractual obligations consisted of our 2027 Notes, 2030 Notes (as defined below), and outstanding borrowings from our Revolving Credit Facilities as further discussed below. For additional discussion about our Notes and Revolving Credit Facilities, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have minimum commitments under our noncancellable operating lease agreements and agreements with certain vendors. There have been no material changes to our contractual obligations or litigation from those disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (2026 10-K).
In August 2025, our board of directors authorized a share repurchase program pursuant to which we announced our intention to purchase up to $300.0 million of our outstanding shares of common stock (the August 2025 Share Repurchase Program).
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

Cash Flows
Below is a summary of our consolidated cash flows for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$96,809	$96,855
Investing activities	$142,396	$(108,721)
Financing activities	$(550,744)	$1,100
Net Cash Provided by Operating Activities
Our primary source of cash provided by our operating activities is our revenue from subscription and transaction fees. Our subscription revenue is primarily based on a fixed monthly or annual rate per user or per customer account. Our transaction revenue is comprised of transaction fees on a fixed or variable rate per type of transaction. We also generate cash from the interest earned on both corporate funds and funds held in trust on behalf of customers. Our primary uses of cash in our operating activities include payments for employees' salaries and related costs, payments to third parties to fulfill our payment transactions, payments to sales and marketing partners, payments for card rewards, and other general corporate expenditures.
Net cash provided by operating activities decreased to $96.8 million during the three months ended September 30, 2026, from $96.9 million during the prior year period. The net change was primarily driven by payments for severance and other employment termination benefits related to the RIF executed in the fourth quarter of the prior fiscal year partially offset by higher subscription and transaction revenue, and decreased operating expenditures.
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
Our net cash provided by investing activities was $142.4 million during the three months ended September 30, 2026, compared to net cash used of $108.7 million during the prior year period. The net change was primarily due to the decrease in purchases of corporate and customer short-term investments, an increase in proceeds from maturities of corporate and customer short-term investments, partially offset by an increase in acquired card receivables and a net increase in cash used for loans held for investment.
Net Cash Used in Financing Activities
Our cash usage for our financing activities consists primarily of repurchases of shares of common stock. Additionally, the increase or decrease in our net cash from financing activities is impacted by the change in customer fund deposits liability and prepaid card deposits.
Our net cash used in financing activities was $550.7 million during the three months ended September 30, 2026, compared to net cash provided by financing activities of $1.1 million during the prior year period. The net change was primarily due to the increase in repurchase of shares of common stock, the absence of proceeds from line of credit borrowings, the decrease in customer fund deposits liability, and the net decrease in prepaid card deposits.

2030 Notes
On December 6, 2024, we issued $1.4 billion in aggregate principal amount of our 0% convertible senior notes due on April 1, 2030 (the 2030 Notes). The 2030 Notes are senior, unsecured obligations, and will not accrue interest unless we determine to pay special interest, and are convertible on or after January 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date on April 1, 2030. The 2030 Notes are convertible by the holders at their option during any calendar quarter after December 31, 2024 under certain circumstances, including if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the $119.45 per share initial conversion price. If the note holders exercise their right to convert, our current intent is to settle such conversion through a combination settlement involving a repayment of the principal portion in cash and the balance in shares of common stock. For additional discussion about the 2030 Notes and the capped call transactions, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Revolving Credit Facilities
2021 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Divvy Peach, LLC, Goldman Sachs Bank USA and the lenders party thereto (as amended to date, the 2021 Credit Facility), of which we have borrowed $180.0 million as of September 30, 2026. Revolving loans under the 2021 Credit Facility bear interest at a rate per annum determined by reference to the applicable three-month secured overnight financing rate or a base rate, plus an applicable margin of 1.95% (subject to a floor rate of 0.25%). Obligations under the 2021 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2021 Credit Facility matures in May 2028. We have amended our 2021 Credit Facility from time to time, most recently in October 2025, as further discussed under Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2025 Credit Facility
We have a total borrowing capacity of $300.0 million pursuant to our Revolving Credit and Security Agreement, by and between our subsidiary, Odin Financing, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (the 2025 Credit Facility, and together with the 2021 Credit Facility, the Revolving Credit Facilities),

of which we have borrowed $150.0 million as of September 30, 2026. Revolving loans under the 2025 Credit Facility bear interest at a rate per annum determined by reference to the applicable one-month secured overnight financing rate or a base rate, plus an applicable margin of 1.80%. Obligations under the 2025 Credit Facility are secured by receivables generated by our BILL Divvy Card and certain related collateral, and subject to a limited guarantee by BILL Holdings, Inc. The 2025 Credit Facility matures in November 2027. For additional discussion about the 2025 Credit Facility, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are contractually obligated to purchase all card receivables from U.S. based Issuing Banks including authorized transactions that have not cleared. The transactions that have been authorized but not cleared totaled $74.4 million as of September 30, 2026 and have not been recorded on our condensed consolidated balance sheets. We have off-balance sheet credit exposures with these authorized but not cleared transactions; however, our expected credit losses with respect to these transactions were not material as of September 30, 2026.
Other than our expected credit loss exposure on the card transactions that have not cleared, we had no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources as of September 30, 2026.
As of September 30, 2026 we, in partnership with the Issuing Banks and the Originating Bank Partner, had approximately $4.5 billion in unused credit available to spending businesses using BILL Divvy Card product and borrowers using our invoice financing product. While this balance represents the total unused credit available, historical trends and current expectations indicate that the unused credit will likely not be fully utilized by spending businesses using BILL Divvy Card product and borrowers using our invoice financing product at any one time.
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
Goodwill
We continually evaluate our current and estimated future financial results, macroeconomic environment and industry-specific conditions, which are subject to many uncertainties, including the impact of government budget cuts, government shutdowns and tariffs, volatility related to changes in rates of inflation, interest rates, and changes in the value of the U.S. dollar, geopolitical conflicts, and the potential for a slowing economy. These conditions, if sustained or exacerbated, could negatively impact the estimated fair value of our single reporting unit, and we may be required to perform a quantitative goodwill impairment test in a future period, which could result in a non-cash impairment charge.
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
For more information, see “The Company and its Significant Accounting Policies” in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 1 to the financial statements in the 2026 10-K.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2026 10-K, except as noted below:
Valuation of Long-lived Assets
We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the asset group may not be fully recoverable. We determine whether there has been an impairment by comparing the carrying value of the asset group to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset. For more information, see The Company and its Significant Accounting Policies” in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of our balances by security type. The annualized interest rate earned on our corporate investment portfolio and funds held for customers decreased to 3.66% during the three months ended September 30, 2026, compared to 4.13% during the same period in fiscal 2026, primarily due to the changes in the short-term interest rate environment.
Unrealized gains or losses on our marketable debt securities are due primarily to interest rate fluctuations from the time the securities were purchased. We account for both fixed and variable rate securities at fair value with unrealized gains and losses recorded in other comprehensive income (loss) in our condensed consolidated statements of comprehensive income since we classify our marketable debt securities as available for sale. Our investments in marketable debt securities are generally held through maturity with sales before maturity barring unforeseen circumstances, and thus unrealized gains or losses on fixed-income securities from market interest rate decreases or increases are not realized as the securities mature at par.
We are also exposed to interest-rate risk relating to borrowings from our Revolving Credit Facilities. As of September 30, 2026, we borrowed $330.0 million from our Revolving Credit Facilities. Because the interest rate on each of our Revolving Credit Facilities is indexed to a designated term SOFR, which is a floating rate mechanism, our interest cost may increase if market interest rates rise. A hypothetical 0.5%-2.0% increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer (CEO) and our chief financial officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our recent growth may not be indicative of our future growth, and there is no assurance that we will be able to scale our platform and infrastructure, and manage our growth effectively;
•We are subject to numerous risks related to partner banks and financing arrangements with respect to our spend and expense management solution;
•We use AI in our business, and any challenges with successfully developing and deploying new AI tools, properly managing the use of AI, or complying with emerging AI regulations could result in reputational harm, competitive harm, regulatory penalties and legal liability, and adversely affect our results of operations;
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
•Our reductions in force, transition to a remote-first company, and restructuring efforts may result in unanticipated costs or consequences;
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
We were incorporated in 2006 and historically have experienced net losses in most periods since inception. We generated net income of $60.3 million and a net loss of $3.0 million during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $2.3 billion. While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in certain recent quarters, we are not certain whether or when we will generate sufficient revenue to sustainably maintain or enhance our profitability profile in the future. Our costs and expenses may also increase in future periods, as a result of our investments in AI and other initiatives, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, drive new customer adoption, and expand partner integrations. Our profitability each quarter is also impacted by the mix of our revenue generated from subscriptions, transaction fees, including the mix of ad valorem transaction revenue, and interest earned on funds that we hold for the benefit of our customers. Any changes in this revenue mix will have the effect of increasing or decreasing our margins. In addition, we offer promotion programs whereby spending businesses that use our spend and expense management product can earn rewards based on transaction volume on our BILL Divvy Cards, and the cost of earned rewards reduces our revenue. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain and expand our profitability, the value of our business and common stock may significantly decrease.
A significant portion of our revenue comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, and volatile or weakened economic conditions in the U.S. and globally may adversely affect our business and operating results.
Our overall performance depends in part on U.S. and international macroeconomic conditions and a significant portion of our revenue comes from small and medium businesses (SMBs). These customers tend to be more susceptible to negative impacts from economic downturns, recession, inflation, increases in interest rates or the cost of borrowing, changes in foreign currency exchange rates, including recent weakness in the U.S. dollar, the impact of the ongoing rapid development and adoption of new AI capabilities, ongoing geopolitical conflicts and related supply chain disruptions, increases in the cost of memory, computing power, and related raw materials, newly-imposed tariffs by the U.S. and foreign countries and other restrictions on international trade, financial market conditions, actual or perceived instability in the U.S. and global banking systems, increased fuel prices, and catastrophic events than larger, more established businesses, as SMBs typically have more limited financial resources than larger entities. In recent periods, we have observed SMBs reacting to the macroeconomic environment by tightening budgets and selecting lower-cost payment methods, which adversely impacted our operating results. In addition, the rate of growth in the number of businesses using our solutions has been and may continue to be impacted by current macroeconomic conditions. Finally, recent reductions in U.S. federal government spending, including in the U.S. Small Business Administration, may adversely impact the SMBs we serve.

More broadly, the U.S. and other key international economies have experienced and may in the future experience significant economic and market changes and downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, new or increased trade barriers, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions are impossible to predict. In addition, geopolitical and domestic political developments, such as certain ongoing geopolitical conflicts, changes in government spending levels, government shutdowns and changes in immigration policy impacting the availability of qualified employees for the SMBs we serve, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, we may be impacted by any turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While the closure of SVB did not have a material direct impact on our business, instability (either actual or perceived) in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. If challenging macroeconomic conditions for SMBs persist, or if additional economic or political factors create greater pressure on SMBs, our customers and spending businesses may be disproportionately impacted and, as a result, the overall demand for our products and services could be materially and adversely affected.
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
•general economic, market, credit and liquidity conditions, both domestically and internationally, such as inflation, high interest rate and recessionary environments, government budget cuts and government shutdowns, tariffs, and actual or perceived instability in the U.S. and global banking systems, as well as economic conditions specifically affecting SMBs or the industries in which our customers participate;
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
In addition, revenue growth from our charge card products is dependent on increasing business spending on our cards. We have been investing in a number of growth initiatives, including to capture a greater share of spending businesses’ total spend, but there can be no assurance that such investments will be effective. In addition, if we develop new products or offerings that attract spending businesses looking for short-term incentives rather than displaying long-term loyalty, attrition could increase and our operating results could be adversely affected. Expanding our service offerings, adding acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements and could dilute our brand. In addition, we offer rewards to spending businesses based on their usage of charge cards. Rewards earned by spending businesses directly reduce our revenue. We operate in a highly competitive environment and may need to increase the rewards that we offer or provide other incentives to spending businesses in order to grow our business. Further, we may elect not to increase such rewards and risk losing certain existing customers as a result. Any significant change in, or failure by management to reasonably estimate, such costs could adversely affect or harm our business, operating results, and financial condition.
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
Finally, we seek to accelerate our growth by partnering with businesses to offer embedded payment solutions directly through such partners’ platforms. We announced the launch of several Embed 2.0 partnerships, including most recently with Blackbaud, and previously with Paychex, Oracle NetSuite and Acumatica. Such partnerships may require significant investment and personnel resources to build, customize and enable. If our strategy to offer embedded solutions does not lead to the customer acquisition we anticipate, or on the timeline we envision, our business, operating results and financial condition could be adversely affected.

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
We may from time to time determine it is in our interest to strategically exit certain customer segments to focus our sales and marketing efforts, engineering resources and management attention where we believe they will provide the greatest return. For example, we recently announced a transition away from certain of our traditional bank partnerships to focus our resources on our direct, accounting and Embed 2.0 customer acquisition channels, resulting in a net decrease in the number of businesses using our solutions as of September 30, 2026. While we believe this decision will lead to greater growth and efficiency in our operations over time, there can be no assurance that the revenue we generate from our targeted customer segments will match or exceed revenue lost from former customers.
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
For a substantial majority of extensions of credit to BILL Spend and Expense spending businesses facilitated through our spend and expense management platform, we purchase from the Issuing Banks participation interests in the accounts receivables generated when spending businesses make purchases using BILL Divvy Cards, and we bear the entire credit risk in the event that a spending business fails to pay card balances. Like other businesses with significant exposure to losses from credit, we face the risk that spending businesses will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among spending businesses may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a business, or a decline in economic conditions, such as a recession, high inflation, government shutdowns or government austerity programs. Spending businesses who miss payments may fail to repay their outstanding statement balances, and spending businesses who file for protection under the bankruptcy laws generally do not repay their outstanding balances. If collection efforts on overdue card balances are ineffective or unsuccessful, we may incur financial losses or lose the confidence of our funding sources. In addition, we have in the past and may in the future tighten our credit requirements for customer or vendor eligibility for such solutions, which may limit the growth and profitability of these solutions or result in customer attrition. We do not file UCC liens or take other security interests on BILL Divvy Card balances, which significantly reduces our ability to collect amounts outstanding from spending businesses that file for bankruptcy protection. Any such losses or failures of our risk models could harm our business, operating results, and financial condition. Non-performance, or even significant underperformance, of the account receivables participation interests that we own could have an adverse effect on our business.
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
We also offer invoice financing whereby, through a relationship with a third-party bank, we extend credit to customers and vendors of our customers, enabling them to finance outstanding invoices. Invoices are typically repaid within a short period, but those that remain outstanding beyond a defined term are assessed interest and we may incur losses. Although this and our other credit offerings, such as instant transfer, are only available to customers that satisfy specific credit eligibility criteria, the credit and risk models we use to determine eligibility may be insufficient. Any failure of our credit or risk models to predict creditworthiness, or any increase in default rates for our credit products, could cause us to incur significant losses and harm our business, operating results, and financial condition.
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
The techniques that may be used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. The recent and widespread adoption of AI tools increases the risk of fraudulent activity or other incidents instigated by malicious third parties on our platform and on those of our partners. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by such new products or functionality. For example, AI agents that initiate or execute payments on behalf of our customers may create new avenues for possible fraud, including attempts by malicious actors to manipulate, impersonate, or compromise such agents or their credentials in order to redirect payments or initiate unauthorized transactions, and our existing fraud controls may not be designed to detect or prevent such activity. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Such policies, procedures, techniques, and processes may also contain errors, or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to steal significant amounts of money from businesses like ours.
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
As of September 30, 2026, we had approximately 475,300 businesses using our solutions and total payment volume (TPV) processed was approximately $101.8 billion and $89.3 billion during the three months ended September 30, 2026 and 2025, respectively. We have grown to considerable scale and seek to continue this growth. Accordingly, although we have developed and scaled robust and multi-faceted risk management and compliance processes, our business, which is highly complex, is always subject to the risk of financial losses as a result of credit losses, operational errors, errors by AI tools or agents, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform.

As a provider of accounts payable, accounts receivable, spend and expense management, and payment solutions, we collect and transfer funds on behalf of our customers and our trustworthiness and reputation are fundamental to our business. The occurrence of any credit losses, operational errors, errors by AI tools or agents, software defects, service disruptions, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with financial institution partners and accountants, each of which could result in:
•loss of customers;
•lost or delayed market acceptance and sales of our platform;
•legal claims against us, including warranty and service level agreement claims;
•regulatory enforcement action; or
•diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs.
Although our terms of service allocate to our customers the risk of loss resulting from our customers’ errors, omissions, employee fraud, or other fraudulent activity related to their systems, in some instances we may cover such losses for efficiency or to prevent damage to our reputation. In addition, the allocation of responsibility for losses resulting from payments initiated or executed by AI agents may be uncertain, and customers, partners, or regulators may seek to hold us responsible for such losses notwithstanding our contractual terms. Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.
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
For the three months ended September 30, 2026 and 2025, we generated $37.4 million and $37.7 million, respectively, in revenue from interest earned on funds held in trust on behalf of customers while payment transactions were clearing, or approximately 11% and 12% of our total revenue for such periods, respectively. While these payments are clearing, we deposit the funds in highly liquid, investment-grade marketable securities, and generate revenue that is correlated to the federal funds rate. As interest rates rose in 2022 and 2023, the amount of revenue we generated from such funds increased. However, interest rates subsequently declined in 2024 and 2025, which caused the amount of revenue we generate from these investments to decrease as well. Although the Federal Reserve recently raised the target range for the federal funds rate, interest rates remain below their 2023 levels, and future changes in interest rates are uncertain. Any future decrease in interest rates could reduce the revenue we generate from customer funds and adversely affect our operating results. Additionally, as customers increasingly seek expedited methods of electronic payments, such as instant transfer, or potentially migrate spend to our BILL Divvy Card offering, our revenue from interest earned on customer funds could decrease (even if offset by other revenue) and our operating results could be adversely affected. Finally, in addition to the risks outlined above, any change in laws or applicable regulations that restrict the scope of permissible investments for such customer funds could reduce our interest income and adversely affect our operating results.
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
Our revenue was $353.8 million and $314.5 million during the three months ended September 30, 2026 and 2025, respectively. Our TPV was $101.8 billion and $89.3 billion during the three months ended September 30, 2026 and 2025, respectively. Our rate of revenue growth will fluctuate from period to period, as it depends on a number of factors, including our ability to:
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
•expand our target market beyond SMBs;
•manage the effects of macroeconomic conditions, including economic downturns or recessions, inflation, significant political and regulatory developments or changes in trade policy, including government budget cuts, government shutdowns and tariffs, fluctuations in market interest rates and currency exchange rates, and actual or perceived instability in the U.S. and global banking systems on our business and operations and the impacts of ongoing geopolitical conflicts;
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

If our finance partners terminate or interrupt their financing or purchase of participation interests or are unable to offer terms which are acceptable to us, we may have to fund these purchases using corporate cash, which may place significant stress on our cash resources. An inability to purchase participation interests from the Issuing Banks, whether funded through financing or corporate cash, could result in the banks’ limiting extensions of credit to spending businesses or ceasing to extend credit for our cards altogether or terminating their program agreements with us, which would interrupt or limit our ability to offer our card products and materially and adversely affect our business.
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
We use AI in our business, and any challenges with successfully developing and deploying new AI tools, properly managing the use of AI, or complying with emerging AI regulations could result in reputational harm, competitive harm, legal liability, and regulatory compliance burdens, and adversely affect our results of operations.
We have incorporated, and expect to continue to incorporate, AI features into our platform and product offerings, and our success will depend in part on our ability to do so in a way that is both compelling to the businesses using our solutions and cost-effective. We leverage AI to prepopulate invoices based on the historical behavior of businesses using our solutions and to aid our evaluation of businesses' creditworthiness to offer them and their counterparties expedited means of payment, among other things. In addition, we previously launched AI agents to enable automatic W-9 collection, receipt reconciliation and invoice coding, among other capabilities, and we announced a new suite of AI features, including risk intelligence and AI-assisted onboarding capabilities, as well as a pilot program in which AI agents execute approved buyer invoice payments through supplier portals. In the future, we expect to launch additional agents covering a wide range of services. AI technologies, and agentic AI in particular, are new and rapidly evolving, have not been widely tested in financial services and payments applications, and may not perform as intended or achieve broad market acceptance. We have made and expect to continue to make significant investments in developing and deploying our AI technology, including costs associated with third-party AI models, computing power, and specialized personnel, which may increase and may not be offset by corresponding revenue. There can be no assurances, however, that our development efforts will be successful. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively, cause us to lose some or all of our investments in developing these products, and adversely affect our results of operations.
Additionally, if the content, analyses, recommendations, or actions that AI applications produce or assist in producing are, or are alleged to be, inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. AI models may generate inaccurate or fabricated outputs, and AI agents that act autonomously or semi-autonomously on behalf of our customers, including by initiating or executing payments, may take unintended or unauthorized actions, or fail to follow customer instructions or approval workflows, which could result in losses to us or our customers, disputes, reimbursement obligations, and claims. Furthermore, the integration of third-party AI models with our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. AI applications are also subject to security vulnerabilities, including prompt injection, model manipulation, and other adversarial attacks, through which malicious actors may seek to cause AI tools or agents to disclose sensitive information, bypass controls, or initiate fraudulent transactions. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and potential social harms, including concerns regarding bias, transparency, privacy, and the impact of AI on employment, and if our use of AI, or AI generally, becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation that would govern the development or use of AI is under consideration at the federal level and has been enacted or is under consideration in the U.S. at the state and local level, as well as internationally. For example, several U.S. states have enacted AI governance laws that impose transparency, impact assessment, and other requirements on deployers of high-risk AI systems, and the status of such state laws is uncertain as the federal government has taken steps toward broad federal regulation of AI that could preempt state law. The EU Artificial Intelligence Act (EU AI Act), which aims to introduce a common regulatory and legal framework for AI, became effective in August 2024. Once fully implemented, the EU AI Act will regulate AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of risk management systems, data governance measures, human oversight, and other technical and organizational measures, depending on the risk classification of the AI system. In addition, existing laws, including financial services and consumer protection laws, may be interpreted in ways that affect the operation of our AI technologies, and payment networks, partner banks, and other counterparties may impose their own requirements on AI agents that initiate payments. Our ability to use AI and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements, which may be inconsistent across jurisdictions. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Our use of AI in financial services applications may also subject us to fair lending, consumer protection, and anti-discrimination requirements. If AI models used in credit underwriting, fraud detection, or other decision-making processes produce discriminatory outcomes, even unintentionally, we could face regulatory enforcement actions, litigation, and reputational harm. In addition, some of our AI-powered features rely on third-party AI models and services, and any disruption, degradation, or discontinuation of such third-party services could adversely affect our platform's functionality and our customers' experience. We may also face intellectual property claims related to our use of AI, including claims that training data or AI-generated outputs infringe third-party intellectual property rights. The allocation of liability among us, our customers, our partners, and third-party AI providers for errors or harms caused by AI is uncertain and evolving, and our contractual protections may not be enforceable or sufficient. Further, our insurance may not extend to all AI-related risks and may not cover all losses for errors or omissions caused by AI.
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
We are committed to undertaking measures to improve organizational agility and efficiency, while also seeking to drive greater profitability. In furtherance of this commitment, in October 2025 and March 2026, we announced RIFs impacting certain of our employees. In addition, in May 2026, we announced another RIF impacting approximately 30% of our workforce. In connection with such RIFs, we have incurred and expect to incur certain costs in the near term, including cash expenditures related to severance payments, certain retention payments, employee benefits and employee transition costs. In addition, as part of our new operating strategy, we are transitioning to a remote-first company and reducing our real property footprint. The RIFs, the transition to a remote-first company and other restructuring measures we may undertake may result in other unintended consequences, including further employee attrition, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the RIFs, the transition to a remote-first company and other restructuring measures may not achieve their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, operating results and financial condition.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and equity-linked securities offerings, sales of subscriptions to our products, transaction fees, interest earned on customer funds and debt financings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We may also seek to raise additional capital from equity or debt financings on an opportunistic basis when we believe there are suitable opportunities for doing so. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our common stock. In recent periods, the trading prices for our common stock and other technology companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. More recently, credit and capital markets have been impacted by instability in the U.S. banking system. In addition, a recession or depression, high inflation, or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments may involve the variable consideration used in revenue recognition for certain contracts, determination of useful lives of long-lived intangible assets, present value estimation of operating lease liabilities, the estimate of expected credit losses on accounts receivable, acquired card receivables and loans held for investment, accrual for rewards, inputs used to value certain stock-based compensation awards, benefit period to amortize deferred costs and valuation of income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. We may also choose to modify our accounting policies from time to time to better reflect management's view of our business operations, our assessment of comparable policies adopted by other companies in our industry, and evolving investor expectations. In the event of significant changes in our accounting policies, such as our change in accounting principle related to the presentation of rewards paid to spending businesses, the presentation of our operating results or financial condition could materially change, and any such changes could be viewed negatively or misunderstood by analysts and investors, which could cause volatility in the trading price of our common stock. Moreover, if regulators disagree with or challenge such changes, our business, operating results and financial condition could be adversely affected.
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
Evaluation of our compliance efforts in the U.S. and Canada, as well as questions as to whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. New products and features, such as AI agents that initiate or execute payments on behalf of our customers, may raise additional questions regarding how existing payments, authorization, and licensing requirements apply to our business. In the past, we have been subject to fines and other penalties by regulatory authorities for violations of state money transmission laws. Regulators and third-party auditors have also identified gaps in our anti-money laundering and sanctions program, which we have addressed through remediation processes. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.
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
We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs, or defects in our products, supply chain compromise, social engineering, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, financial account information, or payment card data, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy, data protection, and information security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation, notification to affected individuals and the implementation of additional security measures, may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.
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
As of September 30, 2026, we had outstanding $123.5 million aggregate principal amount of 0% convertible senior notes due April 1, 2027 (the 2027 Notes), and $1.4 billion aggregate principal amount of 0% convertible senior notes due April 1, 2030 (the 2030 Notes, and together with the 2027 Notes, the Notes) and had drawn $330.0 million under our Revolving Credit Facilities, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and our Revolving Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our obligations under the Revolving Credit Facilities are secured by our BILL Divvy Card receivables and certain other collateral, and subject to a limited guarantee by BILL Holdings, Inc. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Prior to the close of business on the business day immediately preceding January 1, 2027, in the case of the 2027 Notes, and January 1, 2030, in the case of the 2030 Notes, the holders of the applicable Notes may elect to convert their Notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the Conversion Condition). The Conversion Condition for the 2027 Notes and 2030 Notes was not triggered as of September 30, 2026. In the event the Conversion Condition is triggered for one or more series of Notes, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 85,869,963 shares of our common stock outstanding as of September 30, 2026. All shares of our common stock are either freely tradable, generally without restrictions or further registration under the Securities Act, or have been registered for resale under the Securities Act by us, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
The following table provides shares repurchase activity during the three months ended September 30, 2026:

Period	Total number of shares purchased (in thousands) (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1) (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1) (2)
July 1, 2026 - July 31, 2026	5,133	$42.85	5,133	$482,215
August 1, 2026 - August 31, 2026	1,706	$48.20	1,706	$400,005
September 1, 2026 - September 30, 2026	—	$—	—	$400,005
Total	6,839		6,839
(1) See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
(2) Represents repurchases and then-remaining amounts under our 2026 Share Repurchase Authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
18.1	Preferability Letter from PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

November 5, 2026	By:	/s/ René Lacerte
(Date)		René Lacerte
Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	By:	/s/ Rohini Jain
(Date)		Rohini Jain
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

